Form 10QSB
period 1996-09-30
BRADLEY PHARMACEUTICALS INC
filed 1996-11-14
CIK 864268

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 1996


[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

     Commission file number                         33-36120



                           BRADLEY PHARMACEUTICALS, INC.

                    (Exact name of small business issuer as
                  specified in its charter)


              New Jersey                                    22-2581418
     (State or other jurisdiction                 (IRS Employer
of incorporation or organization)              Identification No.)

                         383 Route 46 W., Fairfield, NJ
          (Address of principal executive offices)


                             201-882-1505
                 (Issuer's telephone number)



(Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that
the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes            No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Title of Each Class             Number of Shares Outstanding
         of Common Stock                  as of November 8, 1996

     Class A, No Par Value                              6,692,267
     Class B, No Par Value                                431,552


   Transitional Small Business Disclosure Format (check one):
  Yes           No

                BRADLEY PHARMACEUTICALS, INC.

                   INDEX TO FORM 10 - QSB

                     September 30, 1996


                                                                 Page
                                                      Number

Part I - Financial Information

     Financial Statements (unaudited):

     Condensed Consolidated Balance Sheet -

     September 30, 1996                                                3

     Condensed Consolidated Statements of Operations -
     three and nine months ended September 30, 1996 and 1995           4
     Condensed Consolidated Statements of Cash Flows -
     nine months ended September 30, 1996 and 1995                     5
     Condensed Notes to Consolidated Financial
     Statements                                                        7

     Management's Discussion and Analysis                              8


Part II - Other Information                                           13

      Item 1.  Legal Proceedings                                      13
      Item 5.  Other Information                                      14
      Item 6.  Exhibits and Reports on Form 8-K                       15

      Signatures                                                      16












                              2
           BRADLEY PHARMACEUTICALS, INC.
              CONDENSED CONSOLIDATED
                   BALANCE SHEET
                SEPTEMBER 30, 1996
                    (UNAUDITED)

                      ASSETS

         Current assets
         Cash and cash equivalents                              $      11522
         Accounts receivable - net                                    716905
         Settlement receivable - net of expenses                     1645132
         Finished goods inventory                                    1466345
         Prepaid samples and materials                               1925446
         Prepaid expenses and other receivables                        79296
         Due from affiliate                                            50417
               Total current assets                                  5895063

         Property and equipment - net                                 406006
         Intangibles - net                                          17607638
         Total Assets                                           $   23908707

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities

         Bank overdraft                                         $    1467418
         Current maturities of long-term debt                        2939999
         Accounts payable and accrued expenses                       4415611
             Total current liabilities                               8823028


         Long-term debt, less current maturities                     4743031

         Commitments & contingencies

         Stockholders' equity
         Preferred stock, no par value;
            authorized, 2,000,000 shares; issued, none                 -
         Common, Class A, no par value, authorized
            26,400,000; issued and outstanding,
            6,692,267 shares at September 30, 1996                  12770365
         Common, Class B, no par value, authorized
            900,000 shares, issued and outstanding,
            431,552 shares at September 30, 1996                      845448
         Accumulated deficit                                        -3273165
                                                                    10342648
         Total Liabilities & Stockholders' Equity               $   23908707







See Notes to Condensed Consolidated Financial Statements

    3
     BRADLEY PHARMACEUTICALS, INC.
     CONDENSED CONSOLIDATED
     STATEMENTS OF OPERATIONS
        (UNAUDITED)



                                   Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                     1996        1995        1996        1995

     Net sales                   $  2144441  $   587611  $  9052940  $  8005382
     Cost of sales                   627579      830427     2308619     2969339
                                    1516862     -242816     6744321     5036043

     Selling, general and
         administrative expenses    1510164     3907537     5047148     9382191
     Depreciation and amortization 478001 425061 1390180 1270098 Other income - litigation settlement
         (net of expenses)         -1768155        -       -1645132        -
     Interest expense - net          135548      143295      476297      398544
                                     355558     4475893     5268493    11050833

     Income (loss) before
         income taxes               1161304    -4718709     1475828    -6014790

     Income tax (expense) benefit   -150000     1361000     -150000     1900000

     Net income (loss)           $  1011304  $ -3357709  $  1325828  $ -4114790

     Net income (loss)
         per common share (1)    $     0.14  $    -0.45  $     0.18  $    -0.56

     Weighted average number
         of common shares           7100000     7500000     7200000     7300000




     See Notes to Condensed Consolidated Financial Statements



 (1) Computation of net income per common share for the three and nine months ended September 30, 1996 and net loss per common share for the three and nine months ended September 30, 1995 do not include the effect of the stock equivalents because the inclusion of such stock equivalents would be antidilutive.






             4
 BRADLEY PHARMACEUTICALS, INC.
 CONDENSED CONSOLIDATED
 STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                           Nine Months Ended
                                                           September 30,
                                                             1996       1995

 Cash flows from operating activities:
     Net income (loss)                                   $  1325828 $ -4114790
     Depreciation & amortization                            1390180    1270098
     Effects on cash from changes in operating
         assets & liabilities
          Decrease (increase) in assets:
            Accounts receivable                             1533352    2689827
            Settlement receivable                          -1645132       -
            Finished goods inventory                         205622    -589643
            Prepaid samples and materials                    330151    -861820
            Refundable/accrued income taxes                 1969069   -1746950
            Prepaid expenses and other receivables            32080      75062
            Due from affiliate                               -50417    -144570
          (Decrease) increase in liabilities:
            Accounts payable and accrued expenses          -4255648    2293757

 Net cash provided by (used in) operating activities         835085   -1129029

 Cash flows from investing activities:
     Investment in Doak Pharmacal Co., Inc. - net
         of cash acquired                                     -6190    -301916
     Acquisition of trademarks, patents and
         other assets                                       -324790     -92281
     Acquisition/disposition of common stock (and
         distribution agreement with) of
         ITG Laboratories, Inc.                               28500    -565625
     Sale (purchase) of temporary investments - net            1950      55830
     Purchase of property & equipment - net                  -13955    -149319

 Net cash used in investing activities                      -314485   -1053311

 Cash flows from financing activities:
     Repayment of shareholders' loan                           -        -15000
     Repayment of notes payable                            -2530610    -430298
     Proceeds from conversion of warrants and options          -       1590942
     Bank overdraft                                         1467418       -

 Net cash (used in) provided by financing activities       -1063192    1145644

 Decrease in cash and cash equivalents                      -542592   -1036696

 Cash and cash equivalents at beginning of period            554114    1196092

 Cash and cash equivalents at end of period              $    11522 $   159396

 (Continued)
     5
     BRADLEY PHARMACEUTICALS, INC.
     CONDENSED CONSOLIDATED
     STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                            Nine Months Ended
                                            September 30,
                                               1996          1995

     Supplemental disclosures of cash flow
         information:

              Cash paid during the period for:

              Interest                    $     207790  $      84739

              Income taxes                $      -      $     953095



     See Notes to Condensed Consolidated Financial Statements

































         6

                BRADLEY PHARMACEUTICALS, INC.
     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE A - Summary of Accounting Policies


     The unaudited interim financial statements of Bradley
Pharmaceuticals, Inc. (the
"Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995, respectively.

     The accounting policies followed by the Company are set forth in Note A of the
Company's financial statements as contained in its Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission. The
Form 10-KSB contains additional data and information with respect to long term debt, intangibles, stock agreements, stock option plans, private placement of securities and reserved shares, related party transactions, income taxes, commitments and contingencies, economic dependency and is incorporated by reference.

     The results reported for the three and nine month periods ended
September 30,
1996 are not necessarily indicative of the results of operations which may be expected for a full year.

                BRADLEY PHARMACEUTICALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1996, the Company had negative working capital of
($2,927,965), a positive increase of $2,000,099 over the December 31,
1995 negative
working capital of ($4,928,064).  Improvement in the Company's working capital position
at September 30, 1996 was due to a legal settlement with the
Company's distributor in
Canada (see "Item 1. Legal Proceedings - Trans CanaDerm Settlement")
netting
approximately $1.7 million.  These settlement proceeds were primarily used by the
Company to satisfy existing obligations including accounts payable and current maturities
of long term debt.   The Company, in anticipation of its settlement with
its distributor in
Canada, and in an effort to quickly satisfy past due obligations with its suppliers and vendors, incurred a bank overdraft of $1,467,418. The overdraft represented checks which were mailed prior to the actual cash settlement being received by the Company, which settlement proceeds were received two days later and the corresponding bank overdraft was eliminated. In an effort to improve the Company's financial position, the
Company has and will continue to implement steps to reduce its expenses (including, advertising and promotions as well as curtailing research and development efforts) and its reliance on managed care sales. Net cash used in investing activities during the nine months ended September 30, 1995 was impacted by the expenditure of cash in connection with the Doak Dermatologics merger and consideration paid in connection with the ITG
Laboratories, Inc. transaction which has since been terminated. These events did not have a similar material impact on net cash used in investing activities for the nine months ended
September 30, 1996.

     During December 1996, the Company has a $2.67 million payment due to Berlex
Laboratories, Inc. relating to the Company's acquisition of DECONAMINE
 .  The
Company is currently negotiating with Berlex Laboratories to extend its current portion of long term debt due Berlex. In the event the Company does not have funds from operations to satisfy the $2.67 million obligation due in December 1996 to Berlex, the
Company will be required to seek outside financing to satisfy this obligation. The
Company is currently uncertain as to whether it will have sufficient funds from operations to satisfy this liability. Moreover, the Company has no agreements to obtain such additional financing. There can be no assurance that the Company will be able to obtain such additional financing, or that if such additional financing is available, the terms of such additional financing will be on terms acceptable to the Company.
Failure by the
Company to satisfy its obligations to Berlex would have a material adverse effect on the
Company's operations.

     The Company has further agreed to pay Berlex, commencing on January 31, 1998, and continuing on the last day of each month thereafter until such monthly payments aggregate $2 million, $84,000 per month unless on or before the last day of each month commencing January 1996 until December 1997 (i) the effective date (plus the grace period for compliance, if any,) announced in the FDA publication with respect to the final monograph for DECONAMINE SR has occurred and (ii) the Company has, prior to or during such month, expended funds for the purpose of preserving the prescription drug status of DECONAMINE SR. The Company currently estimates, based on discussions with the FDA, that DECONAMINE SR will remain a prescription product until October
1997. It therefore has included in long-term debt, payments of $84,000 per month for 21 months (to be paid to Berlex beginning in January 1998).

                BRADLEY PHARMACEUTICALS, INC.

LIQUIDITY AND CAPITAL RESOURCES

     To secure its payment obligations to Berlex, the Company has warranted to Berlex that until such time as all obligations to Berlex have been paid, the Company, generally, without
Berlex's consent, will not grant any person a security interest in, or create a lien upon, any of the Company's assets, other than certain permitted liens, including liens to institutional lenders, banks and insurance companies.

     If the Company does not generate sufficient funds from operations or cannot obtain sufficient funds to make any of the aforementioned payments to Berlex, Berlex may declare the remaining unpaid amount due to it (approximately
$6,100,000) immediately
due and payable and seek other remedies, including the return of the DECONAMINE trademarks. In such event, the Company would be forced to cease sales of
DECONAMINE , which would have a material adverse effect on the Company's business.
Because of the uncertainties surrounding the Company's ability to satisfy its obligations to Berlex during Fiscal 1996 and the resulting impact such failure would have on the
Company's future financial condition, there can be no assurance that the Company can continue as a going concern. The financial statements of the Company in this Form 10-QSB have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the Company's failure to satisfy its obligations to Berlex during Fiscal 1996.

     It is not currently possible for the Company to predict how its operations and financial condition will be affected if the DECONAMINE product line is converted from prescription status to over-the-counter status. The Company's
DECONAMINE  SR
product requires the Company to file an Abbreviated New Drug
Application (ANDA) with
the FDA. The cost of this application is approximately $900,000. The Company has entered into an agreement to complete the first phase of these studies at a cost of approximately $100,000, of which $48,000 was paid during Fiscal 1995 and the balance of $52,000 has been satisfied utilizing funds previously paid during Fiscal 1995 for projects canceled during 1996. The project is expected to be completed and submitted to the FDA during 1997. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE SR would have a material adverse effect on the Company's business.

     Provided the Company can successfully raise the capital necessary to satisfy its obligations to Berlex, its other creditors and to continue its research and development project with respect to DECONAMINE SR, the Company believes that it has sufficient cash flow from operations to support its working capital requirements over the next twelve months.

                BRADLEY PHARMACEUTICALS, INC.

Product Acquisition

     On May 9, 1996, the Company acquired the trademark rights to the ACID
MANTLE skin treatment line from Sandoz Pharmaceuticals Corporation ("Sandoz"), and the exclusive ACID MANTLE manufacturing, marketing and distribution rights for the
United States and Puerto Rico. In consideration therefore, the Company agreed to pay
Sandoz $900,000, $250,000 of which was paid during May 1996. An additional $250,000 is required to be paid on May 8, 1997, with the remaining $400,000 payable in equal annual installments of $100,000 commencing May 8, 1998. The
Company also purchased
Sandoz's entire inventory of ACID MANTLE saleable products and raw materials.
Based upon information provided to the Company by Sandoz, Sandoz's
1995 revenues for
the ACID MANTLE product line were approximately $600,000. To date the Company has not acquired any other products during Fiscal 1996.

RESULTS OF OPERATIONS

     Chargebacks and rebates are the difference between prices at which the Company sells its products (principally DECONAMINE SR) to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. The Company records an estimate of the amount either to be charged-back to the Company or rebated to the end-user at the time of sale to the wholesaler.

     Net Sales (net of adjustments to sales including chargebacks, rebates and discounts for the current periods and for 1995 includes a change in estimate recorded during 1995 for prior period rebates and chargebacks) for the three and nine months ended September
30, 1996 were $2,144,441 and $9,052,940, respectively, compared to $587,611 and
$8,005,382, respectively, for the three and nine months ended
September 30, 1995.  Net
sales for the three and nine months ended September 30, 1995 include a change in estimate recorded in the third quarter of 1995 for chargebacks and rebates relating principally to government and managed care sales of DECONAMINE SR Capsules made in prior periods resulting in a reduction in net sales during the third quarter of 1995 of $2,591,455 and a $1,300,000 reduction in net sales for the nine months ended September 30, 1995.
Net sales for 1996 were favorably impacted by the conclusion of certain managed care contract renegotiations which resulted in an increase in net sales of approximately
$300,000 for the third quarter of 1996 and also resulted in contracts at higher prices, the affect of which the Company has recognized and will continue to recognize in future periods.

     Net Sales (net of adjustments to sales including chargebacks, rebates and discounts for the current periods and for 1995 prior to a change in estimate recorded during 1995 for prior period rebates and chargebacks) for the three and nine months ending September
30, 1996 were $2,144,441 and $9,052,940, respectively, representing a decrease of
$1,034,625 (33%) and a decrease of $252,442 (3%) from the three and nine months ended
September 30, 1995 of $3,179,066 and $9,305,382, respectively. This decrease for the three months and nine months ended September 30, 1996 was primarily due to a decrease in the volume of DECONAMINE SR sales resulting from the Company's decision in the fourth quarter of 1995 to cancel certain contracts with managed care organizations, buying groups and the United States Government which fell below targeted profit contributions.
Additionally, net sales for the three months ended September 30, 1996 were negatively impacted by backorders resulting from a temporary suspension of international distribution, primarily in Canada as a result of the litigation involving the Company's
Canadian distributor and at the Company's U.S. distribution center, resulting in backorders of approximately $500,000.

                BRADLEY PHARMACEUTICALS, INC.

     Cost of Sales for the three and nine months ended September 30, 1996 were
$627,579 and $2,308,619, respectively, representing a decrease from the three and nine months ended September 30, 1995 of $202,848 (24%) and $660,720
(22%).  The
Company's gross profit margin for the three and nine months ended
September 30, 1996
was 71% and 74%, respectively, as compared to 63% during the nine months ended
September 30, 1995 and a negative gross margin during the three months ended September
30, 1995. The gross margin for the three and nine months ended 1995 were negatively impacted by a change in estimate for prior period chargebacks and rebates recorded during the third quarter of 1995. After adjusting for the impact of the change in estimate for the three and nine months ended September 30, 1995, the gross profit percentages were relatively consistent.

     Selling, General and Administrative Expenses were $1,510,164 and
$5,047,148,
respectively, for the three and nine months ended September 30, 1996, representing a decrease of $2,397,373 (61%) and $4,335,043 (46%) over the three and nine months
ended September 30, 1995. This reduction was the result of cost saving initiatives by the
Company in the fourth quarter of 1995 and subsequent quarters in 1996 which included reducing payroll, advertising and promotional expenses, as well as curtailing research and development efforts. In addition, the Company received monetary concessions from its vendors and suppliers during the third quarter of 1996 for immediate payments from the proceeds of the Company's legal settlement. These monetary concessions were not material to the Company. The Company will continue to review and institute cost savings in the future.

     Depreciation and Amortization Expenses for the three and nine months ended
September 30, 1996 were $478,001 and $1,390,180, respectively, representing an increase of $52,940 (12%) and $120,082 (9%) as compared to the three and nine months ended
September 30, 1995. This increase was principally the result of increased amortization expense on product acquisitions, principally DECONAMINE and ACID MANTLE , as well as an increase in depreciation expense due to the Company's upgrading its hardware and software computer capability.

     Other Income for the three and nine months ended September 30, 1996 was
$1,768,155 and $1,645,132, respectively. This represents a payment of $2 million, net of $231,845 of expenses relating to the litigation, for the quarter ended September 30,
1996 and $354,868 of expenses relating to the litigation for the nine months ended
September 30, 1996 (see "Item 1 below - Legal Proceedings - Trans
CanaDerm
Settlement").

     Interest Expense - Net for the three and nine months ended
September 30, 1996
decreased by $7,747 (5%) and increased $77,753 (20%), respectively, from the corresponding periods during 1995. The increase for the nine months was primarily due to interest expense relating to renegotiating the DECONAMINE product acquisition debt with Berlex, which, effective December 1995, required monthly interest payments at the rate of prime plus 4% on the deferred principal payment of $2.67 million, which was satisfied during June 1996, without corresponding charges during the three and nine months ended September 30, 1995.

     Net Income for the three and nine months ended September 30,
1996 was
$1,011,304 and $1,325,828, respectively, representing an increase of $4,369,013 and
$5,440,618 from the corresponding periods during 1995 which were affected by a change in estimate for chargebacks and rebates.  Net Income was positively impacted by the
Company recognizing $2 million, during the third quarter of 1996 of which $1,768,155 and $1,645,132 was realized net of litigation expenses for the three and nine months ended
September 30, 1996 (see "Item 1 below - Legal Proceedings - Trans
CanaDerm
Settlement").
                             11

                BRADLEY PHARMACEUTICALS, INC.

Net income was also favorably impacted by the conclusion of certain managed care contract renegotiations and monetary concessions from the Company's suppliers which resulted in an increase in net income of approximately $300,000.
Increases in earnings
were further attributed to the Company's cost savings initiatives relating to selling, general and administrative reductions and production cost savings as well as the positive impact of canceling and renegotiating certain managed care contracts.

     Net Income Per Common Share for the three and nine months ended
September
30, 1996 was $.14 and $.18 per common share, respectively, representing an increase of
$.59 and $.74, as compared with net loss of ($.45) and ($.56) per common share during the three and nine months ended September 30, 1995. The computation of net income per common share for the three and nine months ended September 30, 1996 and net loss per common share for the three and nine months ended September 30, 1995 do not include the effect of the stock equivalents because the inclusion of such stock equivalents would be antidilutive.


                             12

                BRADLEY PHARMACEUTICALS, INC.

Item 1.  Legal Proceedings

Trans CanaDerm Settlement

     On June 5, 1996, Trans CanaDerm, Inc. ("Trans CanaDerm"), Louis
Vogel
("Vogel"), the former controlling stockholder of Trans CanaDerm, and other former stockholders of Trans CanaDerm (collectively, "Plaintiffs") commenced an action against the Company and its subsidiary, Doak Dermatologics ("Doak"), in the United States
District Court for the Southern District of New York, 96 Civ. 4175 (JFK). The complaint alleged that in 1957 Doak and Vogel entered into an agreement ("the Agreement") under which Vogel was given the sole and exclusive right to distribute Doak's products in
Canada, which Agreement was thereafter assigned by Vogel to Trans
CanaDerm.  In May
1996, Vogel and the other Trans CanaDerm stockholders sold their stock in Trans
CanaDerm to Stiefel Canada, Inc. ("Stiefel"), a competitor of the Company. Shortly thereafter, the Company and Doak terminated the Agreement. The complaint alleged (i) that the termination was wrongful, (ii) that the Company and Doak tortiously interfered with the contract between the former stockholders and Stiefel, and (iii) that the Company and Doak should be equitably estopped from terminating the Agreement. The complaint sought an injunction restraining the Company and Doak from terminating the Agreement and compensatory and punitive damages in unspecified amounts.

     On September 30, 1996, the Company and Doak entered into a settlement agreement with the Plaintiffs. Pursuant to the settlement, the Company received $2 million relating to the sale of the Company's independent Canadian distributor, Trans
CanaDerm, Inc., of which the Company did not have an ownership position, to Stiefel, a competitor of the Company, and the Company transferred to Trans
CanaDerm all of the
Company's rights, title and interest in and to certain Doak products in Canada.

     Trans CanaDerm currently distributes several Doak products, as well as other unrelated brands in Canada, and by virtue of the foregoing transfer and payment, Trans
CanaDerm will continue to market that Doak product line in Canada.
Trans CanaDerm
also has agreed to continue to purchase certain materials used in connection with the manufacture of the transferred Doak products through December 31, 1997.

Settlement of Litigation With Former Director

     During May 1995, Melvin Appelbaum, a former director of the Company, commenced an action against the Company and others in New Jersey
Superior Court
entitled Melvin Appelbaum vs. Daniel Glassman, Bradley
Pharmaceuticals, Inc. et. al.
Mr. Appelbaum claimed unspecified damages based on his allegations that (i) the
Company would not nominate him for re-election to the Company's
Board of Directors,
(ii) he is entitled to an unspecified number of stock options to acquire the Company's Class
A Common Stock and (iii) he has been "oppressed" as a Company shareholder. The
Company, Mr. Appelbaum and all other interested parties settled this litigation on
November 5, 1996. The Company included in its results of operations for the three months ended September 30, 1996 its portion of the settlement, which the Company does not consider to be material.

                             13

                BRADLEY PHARMACEUTICALS, INC.

Item 5. Other Information

     On April 8, 1994, the Company was apprised by the New York State Department of Environmental Conservation ("NYSDEC") that Doak's current leased manufacturing facility, located on adjoining parcels at 67 Sylvester Street and at 62 Kinkel Street,
Westbury, New York, and former manufacturing facility located at 128 Magnolia Avenue,
Westbury, New York, are located in the New Cassel Industrial Area, which had been designated by the NYSDEC on the Registry of Inactive Hazardous Waste
Sites (the
"Registry"). The real property on which Doak's current manufacturing facility is situated is owned by and leased to the Company by Dermkraft, Inc. an entity owned by the former controlling shareholders and officers of Doak. These individuals are not affiliated with the Company. On February 7, 1995, the Company was apprised by the NYSDEC that the current manufacturing facility would be excluded from the Registry. By letter dated April
21, 1995, the NYSDEC notified the Company that it intended to investigate the
Company's leased current manufacturing facility to determine if hazardous substances had previously been deposited on that property. By letter dated October 24, 1995, NYSDEC notified Dermkraft, Inc. that the current manufacturing facility is included in or near an inactive hazardous waste site described as "Kinkel and Sylvester Streets" and that
NYSDEC intends to conduct a Preliminary Site Assessment to study the site and immediate vicinity.

     Thereafter, by letter dated May 3, 1996 and addressed to Dermkraft,
Inc., the
NYSDEC notified Dermkraft that the site at 62 Kinkel Street has been listed on the
Registry due to the presence of trichloroethylene ("TCE") in soils and groundwater due to the use of TCE by LAKA Tools and Stamping and LAKA Industries, a
former tenant
from 1971 through 1984.  The NYSDEC documents refer to Doak
Dermatologics as the
current tenant but do not refer to any activities of Doak Dermatologics or the Company as a basis for the listing in the Registry. The Company cannot at this time determine whether it will ultimately be required to contribute to the cost of investigation and remediation or whether the cost associated with the investigation and required remediation, if any, of the current manufacturing facility will be material. With respect to the former manufacturing facility on Magnolia Avenue, which remains designated by the NYSDEC
as part of the Registry, management believes that Doak will not be obligated to contribute to any remediation costs, if any are required.
                             14

               BRADLEY PHARMACEUTICALS, INC.

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits
          None.

     (b)  Reports on Form 8-K
          On October 16, 1996, the Company filed a Current Report on
Form 8-K
          reporting the Company's settlement agreement with Stiefel
Canada, Inc.,
          Trans CanaDerm, Inc., Louis Vogel and certain other parties.




                           15
                         SIGNATURES



In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                BRADLEY PHARMACEUTICALS, INC.
                        (REGISTRANT)


Date:    November 13, 1996                 /s/ Daniel Glassman

                                   Daniel Glassman
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:    November 13, 1996                /s/ Alan V. Gallantar

                                   Alan V. Gallantar
                                   Corporate Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
Officer)



                             16