Form 10KSB
period 1996-12-31
BRADLEY PHARMACEUTICALS INC
filed 1997-04-01
CIK 864268

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal year December 31, 1996

               [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES ACT OF 1934

                    Commission File Number 33-36120

                        BRADLEY PHARMACEUTICALS, INC.

                 (Name of small business issuer in its charter)

       NEW JERSEY                                   22-2581418
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

      383 Route 46 W., Fairfield, NJ                   07004
  (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number including area code): 201-882-1505

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock No Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for a shorter period that the registrant was required to to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   [X]               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $12,769,266

The aggregate market value of the Class A voting stock held by nonaffiliates of the Registrant as of March 18, 1997 was approximately $7,784,000. This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 18, 1997, the number of outstanding shares of each of the regis-trant's classes of Common Stock were as follows:
                                   Number of shares outstanding
Title of each class                as of March 18, 1997

Class A                            7,670,767
Class B                              431,552

Documents Incorporated by Reference

Part III of the Issuer's Annual Report on Form 10-KSB is hereby incorporated by reference to the Issuer's Proxy Statement for its 1997 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Issuer's fiscal year ended December 31, 1996.


                                  PART 1


Item 1.                          Business

General

The Company

Bradley Pharmaceuticals, Inc. (the "Company") manufactures and markets over-the-counter and prescription pharmaceutical and health related products. The Company's product line currently includes dermatological brands (marketed by the Company's wholly owned subsidiary, Doak Dermatologics, Inc. ("Doak")) and nutritional, respiratory, personal hygiene and internal medicine brands (marketed by the Company's Kenwood Laboratories division). Substantially all of the Company's dermatological product lines are manufactured and packaged at Doak's Westbury, New York facility. The Company's other product lines are primarily manufactured and supplied by independent contractors under the Company's quality control standards and marketed primarily to wholesalers. The wholesalers, in turn, distribute the Company's products to retail outlets and healthcare institutions throughout the United States and to distributors in selected international markets.

The Company's growth strategy has been to make acquisitions of established products from major pharmaceutical organizations which the Company believes require intensified marketing and promotional attention. The Company believes that significant growth opportunities exist in this market niche as a result of the divestiture by major pharmaceutical companies of certain established product lines that have become less profitable in relation to their other products.
As a result, the Company has acquired, and intends to continue to acquire, rights to manufacture and market pharmaceutical and health related products which are effective and for which a demonstrated market exists, but which are not actively promoted and where the surrounding competitive environment does not necessarily include major pharmaceutical companies.

The Company's ability to make further product acquisitions will depend, among other things, on the availability of appropriate acquisition opportunities and financing and its ability to consummate acquisitions on favorable terms. Because there can be no assurance that the Company will be able to consummate in a timely way attractive acquisitions on favorable terms, management has and will also continue to focus on developing and extending its existing acquired product lines.

The Company's most significant acquisition to date was in December 1993, when the DECONAMINE(R) cold/flu/allergy product line was purchased from Berlex Laboratories, Inc., a subsidiary of Schering
AG ("Berlex"). During December 1996, the Company restructured its remaining payment obligations due to Berlex (the "Berlex
Restructuring"). This Restructuring resulted in the Company's reducing, from approximately $7.3 million, to approximately $3.5 million, the remaining cash obligation due to Berlex. Of this amount, $500,000 was paid during December 1996 and an additional $500,000 was paid during the first quarter of the fiscal year ending December 31, 1997 ("Fiscal 1997"). The remaining balance of approximately $2.5 million is payable to Berlex as follows: $700,000 by April 15, 1997, $1,000,000 during May 1997 and $800,000 in equal monthly installments of $100,000 beginning in June 1997. In connection with the Berlex Restructuring, the Company issued to Berlex 1,000,000 shares of Class A Common
Stock, representing approximately 13% of the outstanding shares of Class A Common Stock of the Company.

The Company is presently in the process of seeking financing to raise the funds necessary to satisfy its obligations to Berlex. There can be no assurance, however, that the Company can secure this financing on a timely basis on acceptable terms. The Company's failure to satisfy its remaining obligations to Berlex would have a material adverse affect on the Company's operations. Due to the uncertainties surrounding the Company's ability to satisfy its obligations to Berlex, as they become due, and the resulting impact such failure would have on the Company's future financial condition, there can be no assurance that the Company can continue as a going concern. The financial statements of the Company included elsewhere in this Annual Report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the Company's failure to satisfy its obligations to Berlex.

The Company was incorporated under the laws of the State of New Jersey in January 1985. The Company's principal executive offices are located at 383 Route 46 West, Fairfield, New Jersey
07004, telephone number (201) 882-1505.

Material Product Acquisitions

The Company commenced operations in January 1985 with the purchase of certain rights (principally trademarks) to a line of dermatological products from Alvin Last Co., Inc.

In August 1985, the Company acquired certain trademark rights to several vitamin and nutritional products and certain other assets from Kenwood Laboratories.

In September 1988, the Company acquired rights to certain products from Schering-Plough Corporation, including TYZINE(R), a nasal decongestant, NITROGLYN(R), nitroglycerin capsules, IRCON(R), an iron supplement, and IPSATOL(R), a cough medicine.

In August 1991, the Company acquired certain rights, including the trademark to the over-the-counter cold and allergy medication
DUADACIN(R), from Hoechst Roussel Pharmaceuticals, Inc.

In April 1992, the Company acquired certain rights, including the trademark, to the over-the-counter laxative NEOLOID(R), from American Cyanamid Company.

In October 1992, the Company acquired the assets of Ram
Laboratories ("RAM"), a pharmaceutical company. RAM specializes in marketing healthcare products to the hispanic market in the United States and Puerto Rico.

In December 1992, the Company acquired certain rights, including the trademark and patent, to the personal lubricating insert LUBRIN(R) INSERTS ("LUBRIN(R)"). Concurrently with this acquisition, the Company and Upsher-Smith Laboratories, Inc. ("Upsher-Smith") entered into a three-year manufacturing contract, renewable at six-month intervals after the initial term, whereby Upsher-Smith will manufacture LUBRIN(R) for the Company and agreed for seven years not to compete with the Company with respect to LUBRIN(R). In connection with this acquisition, the Company granted Upsher-Smith a security interest in LUBRIN(R) and the associated intangible assets to secure its repayment obligation with respect to certain deferred amounts incurred.

In March 1993, the Company acquired from Tsumura Medical, a division of Tsumura International, Inc. ("Tsumura"), all technical, proprietary and distribution rights to a specialized dermal patch product, TRANS-VER-SAL(R), currently used in the treatment of warts and a license to market GLANDOSANE(R), a synthetic saliva aerosol product used to alleviate dry mouth caused by various treatments and illnesses. The Company has granted Tsumura a security interest in the trademarks acquired to secure the Company's payment obligations to Tsumura for the products acquired.

In December 1993, the Company acquired from Berlex all technical, proprietary and distribution rights to DECONAMINE(R), including approximately $400,000 of DECONAMINE(R) inventory. To secure its payment obligations to Berlex, the Company has agreed, generally, not to grant any person a security interest in, or create a lien upon, any of the Company's assets. In addition, the Company has granted Berlex a security interest covering all of the Company's accounts receivables. Berlex, however, has agreed to release its security interest in the Company's accounts receivables 91 days after the April 1997 payment by the Company.

During February 1994, the Company purchased from The
Upjohn Company ("Upjohn") all United States manufacturing, packaging and proprietary rights, including all trademarks and registrations, to two prescription products, ADEFLOR M(R), a vitamin and mineral tablet with fluoride, and PAMINE(R), a methscopolamine bromide tablet used in connection with the treatment of peptic ulcers.

In June 1994, the Company acquired from Syntex (U.S.A.) Inc.
all manufacturing, packaging, quality control, stability, drug experience, file history, customers and marketing rights, titles and interests, including all U.S. trademarks to CARMOL(R) 10 and CARMOL(R) 20 (nonprescription total body moisturizers) and CARMOL(R) HC (a prescription moisturizer containing hydrocortisone)(the "Carmol Products").

In May, 1996, the Company acquired the trademark rights to the ACID MANTLE(R) skin treatment line from Sandoz Pharmaceuticals Corporation ("Sandoz"), and the exclusive ACID MANTLE(R) manufacturing, marketing and distribution rights for the United States and Puerto Rico. In consideration, the Company agreed to pay Sandoz $900,000, $250,000 of which was paid during May 1996. An additional $250,000 is required to be paid on May 8, 1997, with the remaining $400,000 payable in equal annual installments of $100,000 commencing May 8, 1998. The Company also purchased Sandoz's entire inventory of ACID MANTLE(R) saleable products and raw materials. Based upon information provided to the Company by Sandoz, Sandoz's 1995 revenues for the ACID MANTLE(R) product line were approximately $600,000. The Company has not acquired any other products during Fiscal 1996.

Acquisition of DOAK Subsidiary

During February 1994, the Company acquired, from Doak's principal stockholders, a controlling interest in Doak. The remaining capital stock of Doak was acquired by the Company pursuant to a merger consummated in January 1995. Total consideration paid by the Company for Doak was approximately $1.4 million.

Products

The following is a list of products, by therapeutic category, that are marketed and distributed by the Company as of March 18, 1997.
All of the Company's products are available over-the-counter, with the exception of DECONAMINE(R), PAMINE(R), CARMOL(R) HC, CARMOL(R) 40, ADEFLOR M(R), NITROGLYN(R), TYZINE(R), and GLUTOFAC(R)-ZX, each of which is a prescription pharmaceutical.

Dermatological Products                          Uses

ACID MANTLE(R)                                   Skin acidifier

BURO-SOL(R) Antiseptic Powder (4 oz.)            Skin care

CARMOL(R) HC + - 1% Hydrocortisone Acetate     + product for a
Cream (1 oz.)                                    variety of
                                                 conditions

CARMOL(R)-10 Deep Moisturizing                   Skin care
Lotion (6 oz.) and CARMOLR-20 Cream (3 oz.)

CARMOL(R) 40 + - 40%                           + Potent tissue-
(Carbamide Cream)                                softener

DOAK(R) DERMATOLOGY Products                     Mostly coal tar
                                                 based therapies

FORMULA 405(R)                                   Variety of topical
                                                 products for the skin,
                                                 hair and nails

FORMULA 405(R) A-H-A                             Alpha Hydroxy
                                                 Acid skin care

OMIDERM                                          Wound and Burn
                                                 dressings in
                                                 various sizes

SULFOAM(R) Medicated Anti-dandruff               Control of dandruff
 Shampoo (8 oz.)

SULPHO-LAC(R) Acne Medication                    Treatment of acne
(1.0 oz. tube and 1.75 oz. jar)

SULPHO-LAC(R) Medicated Soap (3 oz.)           Treatment of acne

TERSASEPTIC(R)                                 Skin cleanser

TRANS-VER-SAL(R) Wart Remover Kit              Dermal patch
(6mm, 12mm, 20mm sizes)                        delivery system for
                                               wart removal



Nutritional Products                           Uses

ADEFLOR M(R) + (100s)                          Vitamins and
                                               minerals with
                                               sodium fluoride

APATATE(R) Liquid (4 oz. and 8 oz.)              B-complex
                                                 supplement for nu-
                                                 tritional
                                                 deficiencies associ-
                                                 ated with illness in
                                                 adults or children

APATATE(R) Tablets (50s)                         Same as above

APATATE(R) FORTE Liquid (8 oz.)                  High-potency
                                                 nutritional
                                                 supplement
                                                 containing eight
                                                 essential vitamins
                                                 and minerals plus
                                                 L-lysine

GLUTOFAC(R) Caplets (90s)                        Vitamin/mineral
                                                 supplement for
                                                 replenishing nutri-
                                                 ents in patients
                                                 with conditions
                                                 such as diabetes
                                                 mellitus, alco-
                                                 holism, psycho-
                                                 logical stress, or
                                                 chronic illness

GLUTOFAC(R)-ZX Capsules + (60's)                 Prescription high-
                                                 potency multivitamin
                                                 and multimineral
                                                 supplement including
                                                 and folic acid

I-L-X(R) Elixir (8 oz.);                        Iron supplement for
I-L-X(R) B12 Elixir (8 oz.);                    nutritional
I-L-X(R) B12 Sugar Free Elixir (8 oz.);         and iron deficiency
I-L-X(R) B12 Caplets (100s)                     anemias


IRCON(R) (100s)                                 Iron supplement

IRCON(R)-FA (100s)                              Iron supplement
                                                with folic acid

KENWOOD THERAPEUTIC LIQUID(R) (8 oz.)           Vitamin/mineral
                                                supplement for
                                                children and adults
                                                with poor diet

NITROGLYN(R) Extended Release Nitroglycerin     For the prevention
Capsules +                                      of angina
 2.5 mg.; 6.5 mg.                               pectoris (due to
 9.0 mg.; (100s)                                coronary
                                                artery disease)

PAMINE(R) 2.5 mg. Tablets + (100s)              Anticholinergic/antispasmatic

Respiratory Products                           Uses


DECONAMINE(R) SR Capsules                      Sustained release
(HCL 120 mg.) + (100s; 500s)                   antihistamine
                                               decongestant

DECONAMINE(R) Chewable Tablets                 Pediatric
(HCL 15 mg.) + (100s)                          antihistamine/decongestant

DECONAMINE(R) Dye-Free Syrup                   Liquid
(HCL 30 mg.) + (473 ml)                        antihistamine/decongestant

DECONAMINE(R) Dye-Free Tablets                 Antihistamine/decongestant
(HCL 60 mg.) + (100s)

DECONAMINE(R) CX Liquid (HCL 5mg.)             Liquid
+ (473 ml)                                     antitussive/expectorant

DECONAMINE(R) CX Tablets (HCL 5mg.)            Antitussive/expectorant
+ (100s)

DUADACIN(R) Capsules (100s; 1000s;             Antipyretic/analgesic/
Dispense-A-Pak [125 unit packs of 8])          decongestant


IPSATOL(R) Cough Formula (4oz)                 Pediatric
                                               antitussive/expectorant

TYZINE(R) (tetrahydrozoline HCl)               Nasal decongestant
Solution + 30 ml; Spray + 15 ml
Pediatric Nasal Drops + 15 ml



Personal Hygiene Products                      Uses

GLANDOSANE(R) (15 ml)                          Mouth moisturizer

LUBRIN(R) Inserts (5s, 12s)                    Personal lubricating
                                               inserts for
                                               use in vaginal
                                               dryness

NEOLOID(R) Castor Oil (4 oz.)                  Laxative

Product Liability Insurance

The Company maintains $3,000,000 of product liability insurance on its products. This insurance is in addition to required product liability insurance maintained by other manufacturers of the Company's products. The Company believes that this amount of insurance coverage is adequate and reasonable. To date, no product liability claim has been made, to the Company's knowledge, against the Company, and management has no reason to believe that any claim is pending or threatened.

Manufacturers and Suppliers

The manufacturing processes and operations of manufacturing facilities for pharmaceutical products are subject to rigorous regulation, including the need to comply with the United States Food and Drug Administration's ("FDA") current good manufacturing practices standards ("cGMP's"). As a result of the Doak acquisition, the Company, during the fiscal years ended December 31, 1996 and 1995 ("Fiscal 1996" and "Fiscal 1995", respectively) manufactured and packaged, for its own account, its Doak product line, including FORMULA 405(R), DOAK(R) DERMATOLOGY, CARMOL(R),
ACID MANTLE(R) products and TRANS-VER-SAL(R) products. These products represented during Fiscal 1996 and Fiscal 1995 approximately 32% and 40%, respectively, of the Company's net sales. The Company currently does not manufacture any products outside of its Doak product line. Further, the Company does not anticipate doing any contract manufacturing or packaging for unaffiliated third parties.

The Company generally purchases its products from twenty different vendors on open credit terms, which are generally payable in 30 days. Two companies manufacturing products and two companies producing packaging products for the Company accounted for approximately 20%, 12%, 13% and 10%, respectively, of the Company's cost of goods sold for Fiscal 1995. One company manufacturing and packaging products for the Company accounted for approximately 16% of the Company's cost of goods sold for Fiscal
1996. No other vendor, packager or manufacturer accounted for more than 10% of the Company's cost of goods sold for Fiscal 1996 or Fiscal 1995. Management believes it can promptly obtain replacement manufacturing and packaging arrangements on acceptable terms. Consequently, the Company believes that a loss of any or all of its current vendors, manufacturers or packagers would not have a material adverse effect on the Company's business operations.

The Company does not have any licensing, manufacturing or other supply agreements with its manufacturers or suppliers. Consequently, any of the Company's manufacturers or suppliers could terminate their relationship with the Company at any time, without liability to the Company. Management believes it can promptly procure replacement manufacturing arrangements on acceptable terms and, as a precautionary measure, has begun to arrange for alternative manufacturers for each of the Company's pharmaceutical products.

Marketing and Sales

The Company has acquired established products and product lines, and developed line extensions for new products. Therefore, the Company has concentrated its marketing efforts on the continued promotion of its acquired product lines and line extensions to established customers and the expansion of distribution to new customers. The Company's overall marketing philosophy is to intensify and enhance the promotion of its acquired products and line extensions throughout the United States and, where feasible, in selected international markets.

The Company markets and sells its products through full time sales personnel and a network of distributors and brokers. Non-prescription products are sold primarily to drug wholesalers, chain and independent pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals. Prescription products are sold primarily to wholesalers, retail chains and managed care providers. The Company currently has approximately 1,100 active accounts, of which there are approximately 200 wholesalers, 500 retail chains and stores, 200 doctors and institutional accounts, 100 managed care providers and 100 government entities.

During Fiscal 1995, three wholesale customers accounted for approximately 16%, 13% and 12%, respectively, of the Company's net sales. During Fiscal 1996, the same three wholesale customers accounted for approximately 15%, 12% and 10% of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales for Fiscal 1996 or Fiscal 1995. The loss of any of these three customers would have a material adverse effect on the Company's future operations.

The Company's DECONAMINE(R) product line (categorized below as respiratory products) accounted for approximately 51% and 40%, respectively, of the Company's Fiscal 1996 and Fiscal 1995 net sales. The loss of the DECONAMINE(R) product line, consequently, would have a material adverse effect on the Company's future operations.

Doak's TRANS-VER-SAL(R) products accounted for approximately
10% and 14%, respectively, of the Company's Fiscal 1996 and Fiscal 1995 net sales. ACID MANTLE(R), acquired by Doak during May 1996, accounted for approximately 4% of the Company's Fiscal 1996 net sales. Doak's other products, including Formula 405(R), accounted for approximately 18% and 26%, respectively, of the Company's Fiscal
1996 and Fiscal 1995 net sales. Doak's products are all categorized below as dermatologic products.

The Company's Fiscal 1996 and Fiscal 1995 net sales volume percentages by category were as follows:


                           Fiscal         Fiscal
                            1996           1995

Respiratory                  56%           46%
Nutritional                  16%            6%
Dermatologic                 32%           40%
Internal Medicine             2%            5%
Personal Hygiene              4%            3%

Sales of the Company's DECONAMINE(R) product line and other cough/cold/flu products are concentrated in the fall and winter months. Consequently, sales revenues of these products generally are, and will be, determined by the severity of the cough/cold/flu season. The Company promotes these products for allergy symptoms during the spring and summer months to smooth the seasonality of these sales.

The Company's principal marketing strategy is to furnish
samples of the Company's products and related literature to
physicians to encourage them to recommend the Company's products to their patients. The Company's marketing department consists of a Senior Vice President of Marketing and Business Planning, a Group Product Director, Doak Product Manager, Customer Service Manager, National Trade Director and Vice President - Managed Care. The sales department consists of a Vice President of Field Sales, Regional Sales Director, four district managers, a U.S. Government representative, 19 full time and one part time salespersons located in Alabama, New Jersey, Georgia, Virginia, Maryland, California, Puerto Rico,
Tennessee, Texas, Illinois, Florida, Pennsylvania and New York.   The
Company's sales force also attends medical conventions to increase physician awareness of the Company's products.

As of March 18, 1997, the Company has contracted with 19 independent contractors to form a Drug Sample Distributor (DSD) network throughout the United States whose objective is to distribute samples and literature directly to physicians in areas inaccessible to full-time sales staff or in key regions where more comprehensive coverage is appropriate.

The Company has made a strategic decision to concentrate selling and marketing resources on eight principal products (which represents 86% of Fiscal 1996 Net Sales) as follows:

Kenwood Brands                              Specialty

DECONAMINE(R)                               General
                                            Practitioners, Allergists
                                            Pediatricians, Ear,
                                            Nose and Throat

TYZINE(R)                                   General
                                            Practitioners,
                                            Allergists
                                            Pediatricians, Ear,
                                            Nose and Throat
                                            Specialists

PAMINE(R)                                   Gastroenterologists

GLUTOFAC(R)/GLUTOFAC(R)-ZX                  General
                                            Practitioners

Doak Brands                                 Specialty

CARMOL(R)                                   Dermatologists,
                                            Podiatrists

TRANS-VER-SAL(R)                            Dermatologists,
                                            Podiatrists

ACID MANTLE(R)                              Dermatologists

FORMULA 405(R)/A-H-A                        Dermatologists


To facilitate sales of the Company's products internationally
(including Puerto Rico), the Company, with an international staff which includes a President of the Bradley International division, a full-time sales associate and one consultant, has entered into agreements with 23 international pharmaceutical distributors to provide for distribution and promotion of the Company's products. Approximately
11% and 20%, respectively, of the Company's Fiscal 1996 and Fiscal
1995 net sales were from international business. No single international distributor accounted for greater than 10% of the Company's Fiscal 1996 or Fiscal 1995 net sales.

The Company has received product registrations and has applied for additional product registrations to distribute its products in certain international markets as follows:

                THE COMPANY'S INTERNATIONAL MARKETING STATUS


                               CURRENTLY
                               MARKETING


Barbados                      CARMOL(R)
                              GLUTOFAC(R)
                              IPSATOL(R)
                              I-L-X(R)
                              LUBRIN(R)
                              KTL(R)
                              DECONAMINE(R)
                              TRANS-VER-SAL(R)

Canada                        LUBRIN(R)
                              NEOLOID(R)
                              TRANS-VER-SAL(R)
                              DOAK LINE
                              TAR PRODUCTS
                              FORMULA 405(R)
                              KTL(R)

Chile                         TRANS-VER-SAL(R)

Cyprus                        TYZINE(R)
                              SULPHO-LAC(R)
                              IRCON(R)
                              KTL(R)
                              A-H-A LINE
                              IPSATOL(R)
                              LUBRIN(R)

Denmark                       TRANS-VER-SAL(R)

Dominican
Republic                      DUADICIN(R)
                              IRCON(R)
                              APATATE(R)
                              LUBRIN(R)
                              GLUTOFAC(R)
                              I-L-X(R)
                              KTL(R)

Finland                       LUBRIN(R)

France                        TRANS-VER-SAL(R)

Hong Kong                     DOAK LINE
                              NITROGLYN(R)
                              GLUTOFAC(R)
                              A-H-A LINE
                              DECONAMINE (R)

Iceland                       TRANS-VER-SAL(R)
                              FORMULA 405(R)
                              DOAK LINE

Israel                        LUBRIN(R)

Italy                         TRANS-VER-SAL(R)

Jordan                        FORMULA 405(R)
                              A-H-A LINE
                              CARMOL(R)
                              DOAK TAR
                              TRANS-VER-SAL(R)

Mexico                        TRANS-VER-SAL(R)
                              FORMULA 405(R)
                              A-H-A LINE
                              TAR SHAMPOO

Portugal                      TRANS-VER-SAL(R)

Puerto Rico                   COMPLETE BRADLEY LINE

Saudi Arabia                  FORMULA 405(R)
                              TAR PRODUCTS
                              SULPHO-LAC(R)
                              A-H-A LINE
                              CARMOL(R)
                              TRANS-VER-SAL(R)

Singapore                     LUBRIN(R)
                              A-H-A LINE

Spain                         TAR DISTILLATE
                              TRANS-VER-SAL (R)

Sri Lanka                     TRANS-VER-SAL(R)
                              DUADICIN(R)
                              LUBRIN(R)
                              SULPHO-LAC(R)
                              TYZINE(R)

Taiwan                        FORMULA 405(R)
                              A-H-A LINE
                              DOAK LINE

United Arab
Emirates                      FORMULA 405(R)
                              A-H-A LINE
                              CARMOL(R)

Vietnam                       FORMULA 405(R)
                              A-H-A LINE




                    THE COMPANY'S INTERNATIONAL MARKETING STATUS


                              EXPECTING TO MARKET
                              WITHIN A YEAR*


China                         NITROGLYN(R)

Dominican Rep.                DECONAMINE(R)
                              TRANS-VER-SAL(R)
                              CARMOL(R)

France                        TRANS-VER-SAL(R)

Hong Kong                     IRCON(R)
                              IRCON(R) FA
                              TRANS-VER-SAL(R)
                              CARMOL 20(R)

Italy                         LUBRIN(R)

Malaysia                      LUBRIN(R)
                              TRANS-VER-SAL(R)

Mexico                        CARMOL(R) 10 & 20
                              SULPHO-LAC(R)

Singapore                     CARMOL(R) 10 & 20
                              TRANS-VER-SAL(R)

Taiwan                        SULPHO-LAC(R)

Thailand                      TRANS-VER-SAL(R)
                              LUBRIN(R)

Turkey                        LUBRIN(R)

Zimbabwe                      TRANS-VER-SAL(R)



                              WORKING ON
                              REGISTRATION*


Austria                       TRANS-VER-SAL(R)
                              LUBRIN(R)

Bangladesh                    TRANS-VER-SAL(R)
                              LUBRIN(R)

Belgium                       TRANS-VER-SAL(R)

Brunei                        LUBRIN(R)
                              TRANS-VER-SAL(R)

China                         TRANS-VER-SAL(R)
                              SULPHO-LAC(R)
                              DECONAMINE(R)
                              GLUTOFAC(R)

Cyprus                        GLUTOFAC(R)
                              APATATE(R)
                              DECONAMINE(R)

Dominican
Republic                      FORMULA 405(R)

Egypt                         DOAK LINE
                              SULPHO-LAC(R)
                              TRANS-VER-SAL(R)

Guatemala                     TRANS-VER-SAL(R)
                              LUBRIN(R)
                              FORMULA 405(R)
                              APATATE(R)
                              IRCON(R)
                              DECONAMINE(R)

Greece                        TRANS-VER-SAL(R)

Hong Kong                     DUADICIN(R)
                              SULPHO-LAC(R)

Israel                        FORMULA 405(R)
                              CARMOL(R) 10 & 20
                              TRANS-VER-SAL(R)

Lebanon                       DOAK LINE
                              TRANS-VER-SAL(R)

Malaysia                      CARMOL(R) 10 & 20

Singapore                     DUADICIN(R)
                              DOAK TAR PRODUCTS

Taiwan                        TRANS-VER-SAL(R)
                              DUADICIN(R)
                              GLUTOFAC(R)

Thailand                      CARMOL(R)
                              FORMULA 405(R)
                              TRANS-VER-SAL(R)

Turkey                        TRANS-VER-SAL(R)
                              DECONAMINE(R)




Competition

The distribution and marketing of pharmaceutical and health related products is highly competitive. The Company competes primarily against established pharmaceutical and consumer product companies which currently market products that are equivalent, or functionally similar, to those the Company markets. The Company seeks to compete based on targeted marketing, promotional programs, lower prices and service. Direct competition is primarily limited by larger pharmaceutical companies unless "next generation" formulas are introduced. Most of the Company's competitors possess substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company competes for the manufacture of its products from suppliers who manufacture and supply such products to other companies, including those competitive with the Company's products.

Government Regulation

All pharmaceutical products are subject to rigorous regulation by the FDA and by state authorities (and comparable agencies in foreign countries), primarily under the Federal Food Drug and Cosmetic Act and the regulations promulgated thereunder (along with comparable state laws). These laws regulate the manufacture, shipping, storage, sale and use of such products and product samples, including current cGMP's, and Standard Operating Procedures (SOP's). The FDA, Federal Trade Commission and state authorities also regulate the advertising of prescription and over-the-counter products. The Company has obtained assurances from its suppliers that all of the Company's products, (including the products manufactured by the Company) meet all applicable regulatory standards in all substantial respects.

Certain of the Company's pharmaceuticals products are sold over-the-counter. These products are subject to FDA regulations known as monographs, which specify permissible active ingredients, labeling and indications. The monographs are subject to change. No assurance can be given that future FDA enforcement or regulatory decisions or changes to monographs will not hamper the Company's marketing efforts or render the Company's products unlawful for commercial sale, causing the Company to withdraw its products from the marketplace or spend substantial funds reformulating the products.

Specifically, the Company's DECONAMINE(R) product line, falls under these monographs. Once a final monograph is issued by the FDA with respect to a product, the product historically can remain as a prescription product for up to one additional year. Final monographs for the Company's DECONAMINE(R) product line are currently anticipated to be issued by the FDA after April 1997. It is not possible for the Company to predict how its operations and financial condition will be affected if the DECONAMINE(R) product line is converted from prescription status to over-the-counter status.

The Company is required to file an Abbreviated New Drug Application
(ANDA) with the FDA for its DECONAMINE(R) SR product.
The cost of this application is approximately $900,000.
The Company has entered into an agreement to complete the first phase of these studies at a cost of approximately $100,000, of which $48,000 was paid during Fiscal 1995 and the balance of $52,000 has been satisfied utilizing funds previously paid during Fiscal 1995 for projects cancelled during Fiscal 1996. The project is expected to be completed and submitted to the FDA during 1998. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE(R) SR would have a material adverse effect on the Company's business.

The Company currently is the registered holder of one New
Drug Application for PAMINE(R) and two ANDA's for TYZINE(R) and CARMOL(R) HC. These applications, approved by the FDA, permit companies to market products either considered by the FDA to be new drugs or drugs previously approved by the FDA.

U.S. Federal and state governments continue to seek means to reduce costs of Medicare and Medicaid programs, including placement of restrictions on reimbursement for, or access to, certain drug products. Major changes were made in the Medicaid program under the Omnibus Budget Reconciliation Act of 1990. As a result, the Company entered into a Medicaid Rebate Agreement ("Rebate
Agreement") with the U.S. Government. Pursuant to the Rebate Agreement, in order for federal reimbursement to be available for prescription drugs under state Medicaid plans, the Company must pay certain statutorily-prescribed rebates on Medicaid purchases (approximately 11%). In most other developed markets in which the Company's products are marketed and sold, governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs. The nature of such controls and their effect on the pharmaceutical industry varies greatly from country to country.

The statutes and regulations that govern the Company's business and activities are subject to change, and current political and public interest in pharmaceutical products may lead to changes in federal and state law that may affect the Company and the way it does business. Management cannot anticipate what effect, if any, such legislation may have on the Company's operations.


Patents and Trademarks

The products currently sold by the Company, with the exception of LUBRIN(R) and TRANS-VER-SAL(R), are not patented and the Company does not currently intend to apply for patents for its products. Products with benefits similar to those marketed by the Company could easily be developed by other companies. The LUBRIN(R) and TRANS-VER-SAL(R) United States patents expire on August 31, 1999 and October 18, 2005, respectively. Patents maintained by the Company for LUBRIN(R) and TRANS-VER-SAL(R) in other countries have various expiration dates.

The Company owns all trademarks associated with each of its products and owns and maintains national and international trademark registrations, or common law rights, on all of its material products. No assurance can be given as to the extent or scope of the trademarks or other proprietary protection secured by the Company on its products. To the Company's knowledge, none of the trademarks owned by the Company infringe on any trademarks owned or used by others.

Human Resources

As of March 18, 1997, the Company employed 89 full and 21 part-time associates. The Company believes that its relationship with its associates is good.

Scientific Advisors

The Company has formed a group of scientific advisors (the
"Scientific Advisors") having extensive experience in the areas in which the Company markets its products to advise the Company concerning long-range planning and development. The following sets forth information with respect to the Company's Scientific Advisors:

Myren Arlen, M.D. is an oncologist and tumorologist with offices in Great Neck, New York. Internationally known, Dr. Arlen has authored over 80 publications and two textbooks in oncology, tumorology and cancer surgery. Dr. Arlen is a graduate of Down
State Medical School of the State University of New York ("SUNY").

Alan M. Goldberg, Ph.D., is a professor of toxicology, a director of the Center for Alternatives to Animal Testing and the Associate
Dean for Corporate Affairs at the Johns Hopkins School of Public Health. Dr. Goldberg's expertise is in the use of non-animal methods in product safety evaluation. Dr. Goldberg has authored or edited over 100 publications and 15 books. Dr. Goldberg is a graduate of the Arnold and Marie Schwartz College of Pharmacy and Health Sciences and received his Ph.D. from the University of Minnesota.

Cory A. Golloub, M.D., is a doctor of internal medicine and pediatrics currently practicing in Montville, New Jersey. Dr. Golloub received his B.S. from SUNY Stony Brook and his M.D. from the University of Medicine, Tampico, Mexico with postgraduate affiliations with SUNY Downstate - Brookdale Hospital and UMDNJ - New Jersey Medical School. Dr. Golloub is currently affiliated with UMDNJ-NJMS, University Hospital and Chilton Memorial Hospital in New Jersey.

Stephen M. Gross, Ed.D., is Dean of the Arnold and Marie
Schwartz College of Pharmacy & Health Sciences, and of the School of Health Professions, Long Island University. Mr. Gross was awarded a B.S. degree in pharmacy in 1960, and earned his M.A. and Ed.D. degrees in college and university administration in 1969 and 1975, respectively, from Columbia University. Mr. Gross' expertise is in the area of pharmacy administration, where he has authored numerous articles on a variety of subjects, including cost-effectiveness of drug therapy, pharmaceutical advertising, and other educational and pharmacy practice topics. Mr. Gross is also a member of the New
York State Board of Pharmacy.

Anthony LaVia has held many management positions during his career and retired as Vice President of the Convatec Division of Squibb which specialized in the development and sale of ostomy products. Mr. LaVia was the developer of many of the Squibb products generally characterized as the beginning of modern pharmacy. After his retirement Mr. LaVia served as a consultant to Dr. Albert Fleischner, an officer of the Company, at Roberts Pharmaceutical, Inc. in the area of pharmaceutical development.

Peter Pugliese, M.D. is internationally recognized for his expertise in the area of skin care and skin physiology. Dr. Pugliese maintains offices in Reading, Pennsylvania and has received many awards for his outstanding work in this field. Dr. Pugliese is the Chief Executive Officer of Milmark Research, a company devoted to skin research and contract manufacturing of topical products. Dr. Pugliese is a graduate of University of Pennsylvania School of Medicine.

Sheldon Rabin, M.D. is an ophthalmologist who specializes in the treatment of glaucoma. Dr. Rabin maintains offices in New York City. Dr. Rabin has received numerous awards for these accomplishments and is currently involved in cancer vaccine research. Dr. Rabin is a graduate of Northwestern University.

Bhogilal B. Sheth, Ph.D. is a professor in the Department of Pharmaceutical Sciences, College of Pharmacy, University of
Tennessee at Memphis. Dr. Sheth received his B. Pharm. degree at Gujerat University and M.S. and Ph.D. degrees at the University of Michigan. Dr. Sheth currently holds a position as Director, Parenteral Medications Laboratories, at the University of Tennessee, Memphis.

Mitchell J. Spirt, M.D. is a doctor of internal medicine currently practicing in California. Dr. Spirt received his B.S. from University Center of New York at Binghamton and received his M.D. from Mount
Sinai Medical Center in New York.

Gerald N. Wachs, M.D. is a doctor of dermatology currently practicing in Millburn, New Jersey. Dr. Wachs received his B.S. and M.D. from the University of Illinois. Dr. Wachs is currently affiliated with St. Barnabas Hospital and Overlook Hospital in New Jersey and is a consulting dermatologist for the New Jersey Nets and New Jersey
Devils.

Each of the Company's Scientific Advisors, over time, has been or will be granted options to purchase shares of the Company's Class A Common Stock. All options granted to the Scientific Advisors are exercisable at the fair market value of the Company's Class A
Common Stock as of the date of grant. To date, no options have been exercised by the Company's Scientific Advisors. Each Scientific Advisor will be compensated by the Company for his time and reasonable expenses should he provide services to the Company.

Environmental Matters

On April 8, 1994, the Company was apprised by the New York
State Department of Environmental Conservation ("NYSDEC") that
Doak's current leased manufacturing facility located on adjoining parcels at 67 Sylvester Street and at 62 Kinkel Street, Westbury, New York, and former manufacturing facility located at 128 Magnolia
Avenue, Westbury, New York are located in the New Cassel Industrial
Area, which had been designated by the NYSDEC on the Registry of Inactive Hazardous Waste Sites (the "Registry"). The real property on which Doak's current manufacturing facility is situated is owned by and leased to the Company by Dermkraft, Inc., an entity owned by the former controlling shareholders and officers of Doak. On February 7, 1995, the Company was apprised by the NYSDEC that the current manufacturing facility will be excluded from the Registry. By letter dated April 21, 1995, the NYSDEC notified the Company that it intended to investigate the Company's current manufacturing facility to determine if hazardous substances had previously been deposited on that property. By letter dated October 24, 1995, NYSDEC notified Dermkraft, Inc. that the current manufacturing facility is included in or near an inactive hazardous waste site described as "Kinkel and Sylvester Streets" and that NYSDEC intends to conduct a Preliminary
Site Assessment to study the site and immediate vicinity.  The
Company has been advised that NYSDEC has made a preliminary determination to include the 62 Kinkel Street portion of the current manufacturing facility on the Registry and that the Sylvester Street portion of the facility will not be included, but those determinations could be changed before they are finalized. The Company cannot at this time determine whether the cost associated with the investigation and required remediation, if any, of the current manufacturing facility will be material. With respect to the former manufacturing facility on Magnolia Avenue, which remains designated by the NYSDEC as part of the Registry, management believes that Doak will not be obligated to contribute to any remediation costs, if any are required.

Item 2. Properties

The Company leases 9,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, pursuant to a lease expiring on July 31, 1997 with Daniel Glassman, the Company's Chairman and President, and Iris Glassman, Mr. Glassman's wife and Treasurer of the Company. This lease is renewable at the Company's option. The Company currently intends to renew this lease for an additional two year term (the "Renewal Term"). Rent expense, including the Company's proportionate share of real estate taxes, was approximately $176,000 and $173,000 for Fiscal 1996 and Fiscal 1995, respectively.

In connection with the Doak acquisition, Doak entered into a three year lease with the former principal stockholders of Doak for the Doak manufacturing facility (the "Doak Lease"). The Doak manufacturing facility is located in Westbury, New York and consists of approximately 11,000 square feet. The Doak Lease runs through February 1999. Pursuant to the Doak Lease, rent expense is approximately $60,000 per annum.

During Fiscal 1996 and Fiscal 1995, Doak leased additional warehouse space in a separate facility in Westbury, New York at a cost (based upon square footage utilized) of $55,400 and $32,400 per annum, respectively.

During Fiscal 1996 and Fiscal 1995, the Company rented 760 square feet of office space in Chicago, Illinois at cost of $10,000 per annum.

The Company believes that the aforementioned facilities are sufficient to meet the Company's current, and presently anticipated, future needs.

The Company has also entered into a distribution arrangement with a third party public warehouse located in Tennessee to warehouse and distribute substantially all of the Company's products. This arrangement provides that the Company will be billed based on invoiced sales of the products distributed by such party, plus certain additional charges.

Item 3. Legal Proceedings

The Company and Doak have been named defendants in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau, Index Number 96-32988, Captioned Michael Schiliro, individually and as the father and natural guardian of Joseph M. Schiliro, a minor vs. Erick L. Roland, Doak Dermatologics and Bradley Pharmaceuticals, Inc. This lawsuit was commenced on November 29,
1996. The complaint alleges, among other things, that the Company and Doak were negligent in their hiring and supervision of one of their employees. The employee in question, in turn, allegedly committed an assault against one of the plaintiffs to this litigation. The complaint seeks $600,000 of compensatory damages from the Company and Doak and punitive damages of $1,000,000. The Company believes that it has meritorious defenses to the allegations brought against it.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of the security holders of the Company during the fourth quarter of Fiscal 1996.


                              PART II.


Item 5. Market for Common Equity and Related Stockholder
        Matters.

The Company's Class A Common Stock, no par value per share, is quoted on the NASDAQ National Market under the symbol
"BPRX".

The following table sets forth the high and low sales prices for such securities for the periods indicated, as reported by NASDAQ.
These quotations reflect interdealer prices and do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                  Class A
                                  Common
High Lo

January 1 - March 31, 1996
2-1/32
1-3/32

April 1 - June 30, 1996
1-3/4
1-3/16

July 1 - September 30, 1996
1-19/32
25/32

October 1 - December 31, 19961-17/32
5/8


January 1 - March 31, 1995
4-23/32
3-5/8

April 1 - June 30, 1995
4-7/32
3-3/8

July 1 - September 30, 1995
4
2-29/32

October 1 - December 31, 1995
3-7/8
15/16

At March 18, 1997, the Company had 246 registered holders of the Company's Class A Common Stock. The Company believes there were approximately 2,286 beneficial holders of the Company's Class A Common Stock at such date.

The Company has not paid any dividends on its Common Stock since its organization in January 1985. The Company anticipates that for the foreseeable future, any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.


The Company has authorized an aggregate of 900,000 shares of Class B Common Stock, no par value per share, of which 431,552 shares were issued and outstanding at March 18, 1997. The Class B Common Stock is not publicly traded. The rights, preferences and limitations of the Class A and Class B Common Stock are equal and identical in all respects, except that the holders of the Class B Common Stock are entitled to elect a majority of the Company's directors and each share of Class A Common Stock entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Corporation for a vote, and each share of Class B Common Stock entitles the holder thereof to five votes upon certain matters (other than the election of directors) submitted to the stockholders of the Company for a vote.

At March 18, 1997, there were outstanding 7,670,767 shares (exclusive of 21,500 shares held in treasury) of Class A Common Stock.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1996, the Company had negative working capital of ($2,828,800), a positive increase of $2,099,264 over the December 31, 1995 negative working capital of $(4,928,064). The Company's working capital position for Fiscal 1996 was positively affected by a legal settlement with the Company's distributor in Canada which yielded approximately $1.6 million after expenses. These settlement proceeds were used by the Company to satisfy, in part, existing obligations, including accounts payable and current maturities of long term debt.

During Fiscal 1996, the Company effectively reduced its accounts payable and accrued expense balances, as compared to its balance at December
31, 1995, by approximately $3.9 million. This was accomplished principally by the Company's utilizing a majority of the aforementioned settlement proceeds and favorably settling outstanding amounts due to vendors which yielded approximately $400,000 in additional savings. The Company also instituted cost savings initiatives by reducing samples, materials and finished goods inventory on hand.
The Company continues to reduce the impact of managed care and government contracts by cancelling unprofitable contracts and increasing prices on others.

The Company's Fiscal 1996 working capital position was further favorably affected by the December 1996 Berlex Restructuring. This Restructuring resulted in the Company's reducing, from approximately, $7.3 million, to approximately $3.5 million, the remaining cash obligation due to Berlex. Of this amount, $500,000 was paid during December 1996 and an additional $500,000 during the First quarter of Fiscal 1997. The remaining balance of approximately $2.5 million is payable to Berlex as follows: $700,000 by April 15, 1997, $1,000,000 during May 1997 and $800,000 in equal monthly installments of $100,000 beginning in June 1997.

In connection with the Berlex Restructuring, the Company issued to Berlex 1,000,000 shares of Class A Common Stock, representing approximately 13% of the outstanding shares of Class A Common Stock of the Company. The Berlex Restructuring further caused the Company to record a reduction to intangibles in the amount of $2,413,000.

The Company is presently in the process of seeking financing to raise the funds necessary to satisfy its obligations to Berlex. There can be no assurance, however, that the Company can secure this financing on a timely basis on acceptable terms. The Company's failure to satisfy its remaining obligations to Berlex would have a material adverse affect on the Company's operations. Due to the uncertainties surrounding the Company's ability to satisfy its obligations to Berlex, as they become due, and the resulting impact such failure would have on the Company's future financial condition, there can be no assurance that the Company can continue as a going concern. The financial statements of the Company included elsewhere in this Annual Report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the Company's failure to satisfy its obligations to Berlex.

To secure its payment obligations to Berlex, the Company has agreed, generally, not to grant any person a security interest in, or create a lien upon, any of the Company's assets. In addition, the Company has granted Berlex a security interest covering all of the Company's accounts receivables. Berlex, however, has agreed to release its security interest in the Company's accounts receivables 91 days after the April 15, 1997 payment by the Company.

If the Company cannot obtain sufficient funds to satisfy its remaining obligations to Berlex, Berlex may declare the Company in default and seek, among other remedies, the return of the DECONAMINE(R) trademarks. In such event, the Company would be forced to cease sales of DECONAMINE(R), the result of which would have a material adverse effect on the Company's business. The
Company and Doak executed a Confession of Judgment as additional protection for Berlex against the Company's default in making timely payments under the Berlex Restructuring. Berlex has agreed to release this Confession of Judgment 91 days after satisfaction of the Company's April 15, 1997 payment to it.

Working capital for Fiscal 1996 included an increase in accounts receivable balances over Fiscal 1995 of approximately
$500,000 and a decrease in the Company's inventory and prepaid samples and materials of approximately $1.2 million as the Company reduced its quantities of inventory and prepaid samples and materials on hand.


It is not currently possible for the Company to predict how its operations and financial condition will be affected if the DECONAMINE(R) product line is converted from prescription status to over-the-counter status (see "Item 1 - Government Regulation").

The Company is required to file an ANDA with the FDA for its DECONAMINE(R) SR product. The cost of this application is approximately $900,000. The Company has entered into an agreement to complete the first phase of these studies at a cost of approximately $100,000, of which $48,000 was paid during Fiscal
1995 and the balance of $52,000 has been satisfied utilizing funds previously paid during Fiscal 1995 for projects cancelled during Fiscal 1996. The project is expected to be completed and submitted to the FDA during 1998. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE(R) SR would have a material adverse effect on the Company's business.

Provided the Company can successfully raise the capital necessary to satisfy its obligations to Berlex, its other creditors and to continue research and development projects with respect to DECONAMINE(R) SR, the Company believes that it has sufficient cash flow from operations to support its working capital requirements over the next twelve months.

Seasonality

Sales of the Company's DECONAMINE(R) product line and other cough/cold/flu products, which accounted for 56% and 46%, respectively, of the Company's net sales for Fiscal 1996 and Fiscal 1995, are concentrated in the fall and winter months. Consequently, sales revenues of these products generally are, and will be, determined by the severity of the cough/cold/flu season. The Company promotes these products for allergy symptoms during the spring and summer months to smooth the seasonality of these sales.

Effective January 1997, the Company implemented a 401(k) Retirement Plan for employees whereby the Company will match employee contributions up to 25% of the employee's first 6% of contributions with shares of the Company's Class A Common Stock. The Company expects to expense less than $50,000 during Fiscal 1997 based upon current participants in the plan.


In addition, the Company, during January 1997, began a program to repurchase in open market transactions over the next twenty-four months, up to 5% of its outstanding Class A Common Stock. As of March 18, 1997, the Company has repurchased 21,500 shares of Class A Common Stock at a total cost of $29,000. These shares are held by the Company as treasury shares to be used for purposes deemed necessary by the Company's Board of Directors, including funding the Company's 401(k) Retirement Plan matching contribution.

Effects of Inflation

Management believes that the Company's operations will not be adversely affected by the future impact of inflation on sales and results of operations.

RESULTS OF OPERATIONS

Chargebacks and rebates are based on the difference between prices at which the Company sells its products (principally DECONAMINE(R) SR) to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. The Company records an estimate of the amount either to be charged-back to the Company or rebated to the end-user at the time of sale to the wholesaler.

Chargebacks and rebates received by the Company were re-evaluated during the third quarter of Fiscal 1995, which resulted in the Company changing its prior estimates for managed care sales relating to DECONAMINE(R) SR. Further, during the third quarter of Fiscal
1995, the Company realized a change in its mix of managed care and government sales as certain large customers who had been purchasing DECONAMINE(R) SR directly from the Company during the year ended December 31, 1994 began in Fiscal 1995 to buy indirectly through wholesalers in larger quantities. As a result, during Fiscal 1995, the Company recorded a change in estimate for chargebacks relating principally to government and managed care sales of DECONAMINE(R)
SR made in prior periods. The re-estimate for chargebacks and rebates in Fiscal 1995 was $1,300,000.

Net Sales for Fiscal 1996 were $12,769,266, representing an increase of $2,148,205, or approximately 20% from Fiscal 1995.
The increase in net sales for Fiscal 1996 is primarily due to (i) an increase in the net average selling prices (after trade price adjustments) of DECONAMINE(R), (ii) the impact of the 1995 sales decrease of $1,300,000 resulting from a change in estimate, (iii) the impact of the acquisition of ACID MANTLE(R) in May 1996, which contributed approximately $500,000 to net sales and (iv) a significant decrease in chargebacks, rebates and trade promotion discounts.

Net sales of the DECONAMINE(R) product line accounted for approximately 51% of net sales for Fiscal 1996 versus 40% of net sales for Fiscal 1995.

DECONAMINE(R) unit sales during Fiscal 1996 decreased by approximately $2.7 million, or 17%, because the Company cancelled contracts with managed care organizations, buying groups and the United States Government which fell below targeted profit contributions. This decrease, which was planned by the Company, was offset by renegotiated higher prices on certain managed care and government contracts, the affect of which the Company has and will continue to recognize in future periods.
Chargebacks and rebates, principally relating to DECONAMINE(R) SR and CARMOL(R), were $6.5 million for Fiscal 1996 versus $11.7 million for Fiscal 1995 (including a change in estimate for prior periods of $1.3 million). During 1996, the Company received monetary concessions of approximately $275,000 from managed care vendors receiving rebates.

During Fiscal 1995, DECONAMINE(R) sales (purchased through wholesalers to the United States Government and affiliated agencies) accounted for approximately 25% of the Company's gross sales, but less than 10% of net sales. During Fiscal 1996, a significant amount of these contracts were re-negotiated by the Company at higher prices and DECONAMINE(R) sales to the United States Government and affiliated agencies, through wholesalers, accounted for approximately 27% of the Company's gross sales and 9% of net sales.

The Company continues to diversify and expand its dermatological product line with the acquisition of ACID MANTLE(R) and line extensions for CARMOL(R) and Formula 405(R) A-H-A.

During Fiscal 1996, the managed care system of chargebacks and rebates gained greater acceptance by the pharmaceutical industry in general. Managed care organizations increasingly are using these sales price adjustments (chargebacks and rebates) as a method to reduce overall costs in drug procurement. Levels of chargebacks and rebates increased momentum and caused a greater need for more sophisticated tracking and data gathering to confirm sales at contract prices to end-users with respect to related Company sales to wholesalers. The Company believes ithas implemented new procedures, systems and policies to more closely monitor the managed care and government sales areas of its business, including higher reserves based upon more conservative estimates.

Cost of Sales for Fiscal 1996 were $3,311,313, representing a decrease from Fiscal 1995 of $649,024, or approximately 16%. This decrease was primarily due to the Company's sales product mix. The Company's gross profit margin for Fiscal 1996 was 74% as compared to 63% during Fiscal 1995. The increase in the Company's gross profit margin in Fiscal 1996 was primarily attributed to DECONAMINE(R) SR sales at higher gross profit margins and the negative impact of the change in estimate on the Fiscal 1995 gross profit margin.

Selling, General and Administrative Expenses were $6,947,871 for Fiscal 1996, representing a decrease of $5,913,887, or approximately 46%, from Fiscal 1995. This reduction was the result of cost saving initiatives implemented by the Company during the fourth quarter of Fiscal 1995 and throughout Fiscal 1996 which included reducing payroll, advertising and promotional expenses, as well as curtailing research and development efforts. In addition, the Company received monetary concessions of approximately $125,000 from its vendors and suppliers during Fiscal 1996 for immediate payments from the proceeds of the Company's legal settlement. The Company will continue to review and institute cost savings in the future.

Depreciation and Amortization Expenses for Fiscal 1996 were $1,855,141, representing an increase of $165,154, or approximately 10%, as compared to Fiscal 1995. This increase was principally due to amortization of intangibles relating to the product acquisition of ACID MANTLE(R) during Fiscal 1996. The Company also upgraded its hardware and software computer capability during Fiscal 1996 and Fiscal 1995 resulting in increased depreciation expense.

Other Income for Fiscal 1996 was $1,645,132, representing the net payment of $1,645,132 in connection with the settlement of a lawsuit involving the Company's Canadian distributor.

Interest Expense - Net for Fiscal 1996 increased by $25,322, or
5%, from the corresponding period during Fiscal 1995 due to interest expense relating to renegotiating outstanding debt with Berlex.

Net Income for Fiscal 1996 was $1,598,507, representing an increase of $8,519,748 from a net loss of $(6,921,241) for Fiscal
1995. This increase was principally a result of a significant reduction in chargebacks and rebates realized by the Company during Fiscal
1996. Net income for Fiscal 1996 was also positively impacted by the Company's recognizing the aforementioned legal settlement involving the Company's Canadian distributor, net of expenses, of $1,645,132.

Net income for Fiscal 1996 was also favorably impacted by the Company's conclusion of renegotiating certain managed care and United States Government contracts at higher prices, as well as obtaining monetary concessions from customers, vendors and suppliers. Increases in earnings were further attributed to the Company's cost saving initiatives relating to selling, general and administrative reductions and production cost savings, as well as the positive impact of cancelling and renegotiating certain contracts.

Net Income Per Common Share for Fiscal 1996 was $.22 per common share, representing an increase for Fiscal 1996 of $1.16, as compared with a net loss per common share for Fiscal 1995 of ($.94) per common share. Computation of net income per common share for Fiscal 1996 and the computation of net loss per common share for Fiscal 1995 do not include the effect of stock equivalents because the inclusion of such stock equivalents would be antidilutive or not materially dilutive.

Item 7.             Financial Statements and Supplementary Data

The financial statements required by Item 7 are appended to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 None


                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BRADLEY PHARMA-
                                     CEUTICALS, INC.


                                    By/s/ Daniel Glassman
                                         (Daniel Glassman)
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date                        Signature               Title


March 31, 1997             /s/ Daniel Glassman      Chairman of
                              (Daniel Glassman)     the Board
                                                    President and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)

March 31, 1997            /s/ Alan V. Gallantar     Corporate
                             (Alan V. Gallantar)    Vice President
                                                    and Chief Financial
                                                    Officer
                                                    (Principal Financial
                                                    and Accounting Officer)

March 31, 1997            /s/ Iris Glassman         Treasurer
                             (Iris Glassman)        and Director
                                                    (Iris Glassman)


March 31, 1997            /s/ David H. Hillman      Secretary
                             (David H. Hillman)     and Director

March 31, 1997            /s/ Frank McKim           Director
                             (Frank McKim)

March 31, 1997            /s/ Philip McGinn         Director
                             (Dr. Philip McGinn)