Form 10QSB
period 1997-03-31
BRADLEY PHARMACEUTICALS INC
filed 1997-06-17
CIK 864268

U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     Form 10-QSB

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended          March 31, 1997
                                                  --------------

          [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -----------------
               Commission file number                  33-36120
                                     --------------------------------------

                            BRADLEY PHARMACEUTICALS, INC.
          ------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                    New Jersey                         22-2581418
          -------------------------------            -------------------
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization)             Identification No.)

                            383 Route 46 W., Fairfield, NJ
          -----------------------------------------------------------------
                      (Address of principal executive offices)

                                     201-882-1505
          -----------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

               Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
          such filing requirements for the past 90 days.  Yes  X    No
                                                              ---      ---

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Title of Each Class      Number of Shares Outstanding
                      of Common Stock            as of June 16, 1997
                    -------------------      ----------------------------
                    Class A, No Par Value         7,692,267
                    Class B, No Par Value           431,552

          Transitional Small Business Disclosure Format (check one):
          Yes       No   X
              ----     -----

                            BRADLEY PHARMACEUTICALS, INC.

                                 INDEX TO FORM 10-QSB

                                    March 31, 1997


                                                                     Page
                                                                    Number
                                                                    ------
          PART I - Financial Information

               Financial Statements (unaudited):

               Condensed Consolidated Balance Sheet -
               March 31, 1997                                         3

               Condensed Consolidated Statements of
               Operations - three months ended March 31,
               1997 and 1996                                          4

               Condensed Consolidated Statements of Cash
               Flows - three months ended March 31, 1997
               and 1996                                               5

               Condensed Notes to Consolidated Financial
               Statements                                             7

               Management's Discussion and Analysis                   8

          PART II - Other Information

               Item 5.  Other Information                            11
               Item 6.  Exhibits and Reports on Form 8-K             14

               Signatures                                            15

                            BRADLEY PHARMACEUTICALS, INC.
                                CONDENSED CONSOLIDATED
                                    BALANCE SHEET
                                    MARCH 31, 1997
                                     (UNAUDITED)

                            ASSETS
           Current assets
           --------------

           Cash and cash equivalents                        $        9,381

           Accounts receivable net                               3,984,343

           Finished goods inventory                                814,685

           Prepaid samples and materials                         1,676,809

           Prepaid expenses and other                               25,870
                                                             -------------

                Total current assets                             6,511,088

           Property and equipment - net                            299,830

           Intangibles - net                                    14,490,315
                                                             -------------

                Total Assets                                 $  21,301,233
                                                             =============


                         LIABILITIES AND STOCKHOLDERS' EQUITY


           Current liabilities
           -------------------

           Current maturities of long-term debt             $    3,064,359

           Accounts payable and accrued expenses                 5,486,482

           Accrued income taxes                                    290,826

           Due to affiliate                                         29,098
                                                            --------------

                Total current liabilities                        8,870,765


           Long-term debt, less current maturities                 431,847



           Commitments & contingencies


           Stockholders' equity
           ---------------------
           Preferred stock, no par value;
            authorized, 2,000,000 shares; issued,
            none                                                         -

           Common, Class A, no par value,
            authorized 26,400,000; issued and
            outstanding, 7,692,267 shares at March
            31, 1997                                            13,970,240

           Common, Class B, no par value,
            authorized 900,000 shares, issued and
            outstanding, 431,552 shares at March
            31, 1997                                               845,448

           Treasury Stock, at cost (21,500 shares
            at March 31, 1997)                                    (29,014)

           Accumulated deficit                                 (2,788,053)
                                                            -------------

                                                               11,998,621
                                                            -------------

           Total Liabilities & Stockholders' Equity         $  21,301,233
                                                            =============

               See Notes to Condensed Consolidated Financial Statements

                            BRADLEY PHARMACEUTICALS, INC.
                                CONDENSED CONSOLIDATED
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                               -------------------------
                                                    1997        1996
                                               -----------  ------------



           Net Sales                           $ 3,671,649  $ 3,391,543

           Cost of Sales                           854,517      809,343
                                               -----------  -----------

                                                 2,817,132    2,582,200
                                               -----------  -----------


           Selling, general and administrative   1,946,149    1,844,476
                expenses

           Depreciation and amortization           405,688      461,854

           Interest expense - net                  111,862      172,292
                                               -----------  -----------

                                                 2,463,699    2,478,622
                                               -----------  -----------


           Income before income taxes              353,433      103,578

           Income tax expense                      141,000            -
                                               -----------  -----------

           Net income                          $   212,433  $   103,578
                                               ===========  ===========

           Net income per common share (1)     $      0.03  $      0.01
                                               ===========  ===========

           Weighted average number of common
           shares                                8,106,380    7,215,329
                                               ===========  ===========


               See Notes to Condensed Consolidated Financial Statements

          (1) Computation of net income per common share for the three months ended March 31, 1997 and 1996 do not include the effect of the stock equivalents because the inclusion of such stock equivalents would be antidilutive.

                            BRADLEY PHARMACEUTICALS, INC.
                                CONDENSED CONSOLIDATED
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------

                                                        1997         1996
                                                     ----------   ----------

               Cash flows from operating activities:

               Net income                            $  212,433   $  103,578

               Depreciation & amortization              405,688      461,854

               Effects on cash from changes
                in operating assets &
                liabilities

                Decrease (increase) in assets:

                  Accounts receivable                (1,248,306)     164,198

                  Inventory and prepaid
                    samples and materials               247,690      297,141

                  Prepaid expenses and other             27,113        1,875

                 (Decrease) increase in
                    liabilities:

                  Income taxes payable/
                    refundable                           97,550    1,810,383

                  Accounts payable and
                    accrued expenses                    767,325   (2,104,942)

                  Due to affiliate                       29,098        3,333
                                                     ----------   ----------

               Net cash provided by operating
                 activities                             538,591      737,420
                                                     ----------   ----------

               Cash flows from investing
                 activities:

                 Acquisition of trademarks,
                   patents and other assets             (20,334)     (24,798)

                 Redemption of temporary
                   investments                                -        1,950

                 Purchase of property &
                   equipment - net                         (536)       7,241
                                                     ----------   ----------
               Net cash used in investing
                 activities                             (20,870)     (15,607)
                                                     ----------   ----------

               Cash flows from financing
                 activities:

                 Repayment of notes payable            (479,326)    (819,047)

                 Purchase of treasury shares            (29,014)           -
                                                     ----------   ----------

               Net cash used in financing
                 activities                            (508,340)    (819,047)
                                                     ----------   ----------

               Increase (decrease) in cash and
                 cash equivalents                         9,381      (97,234)

               Cash and cash equivalents at
                 beginning of period                          -      554,114
                                                     ----------   ----------

               Cash and cash equivalents at end
                 of period                           $    9,381   $  456,880
                                                     ==========   ==========

                                   (Continued)
                                       5

                        BRADLEY PHARMACEUTICALS, INC.
                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                     -----------------------

                                                        1997         1996
                                                     ----------   ----------

               Supplemental disclosures of cash
                 flow information:

                  Cash paid during the period for:

                    Interest                         $   43,108   $  109,000
                                                     ==========   ==========

                    Income taxes                     $     -      $     -
                                                     ==========   ==========



               See Notes to Condensed Consolidated Financial Statements

                            BRADLEY PHARMACEUTICALS, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


          NOTE A - Summary of Accounting Policies
                    -----------------------------

               The unaudited interim financial statements of Bradley Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals of complete financial statements.

               In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996, respectively.

               The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to long-term debt, intangible assets, stock agreements, stock option plans, private placement of securities and reserved shares, escrow shares, chargebacks and rebates, related party transactions, income taxes, commitments, economic dependency and other items and is incorporated by reference.

               The results reported for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for a full year.

                            BRADLEY PHARMACEUTICALS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                         ------------------------------------

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               On March 31, 1997, the Company had negative working capital of ($2,359,677), a positive increase of $469,123 over December 31, 1996 negative working capital of ($2,828,800). Improvement in the Company's working capital position at March 31, 1997 was primarily due to an operating profit and positive cash flow from operations during the three months ended March 31, 1997 ("First Quarter 1997"). In an effort to improve the Company's financial position, the Company has, and will continue to, implement steps to reduce its expenses and maintain cost controls (including reducing payroll, advertising and promotions as well as curtailing research and development efforts) and its reliance on managed care sales.

               Subsequent to the end of First Quarter 1997, the Company announced the final restructuring of its obligations to Berlex Laboratories, Inc. ("Berlex") resulting from the Company's 1993 acquisition of the DECONAMINE(R) brand of cough and cold products. Subject to the execution of a definitive restructuring agreement, Berlex and the Company have agreed that the Company's remaining approximate $2.5 million obligation to Berlex will be satisfied by the Company's (i) paying to Berlex, on or before July 15, 1997, $1.15 million plus accrued interest, (ii) issuing to Berlex 500,000 shares of the Company's Class A Common Stock (which, when added with other shares of Class A Common Stock previously issued to Berlex, will provide Berlex with an approximate 19% interest in the Company) and (iii) issuing to Berlex warrants to purchase up to 700,000 additional shares of Class A Common Stock of the Company at an exercise price of $1.25 per share, exercisable upon conditions, between May 1, 1999 through April 30, 2001.

               While the Company is in the process of seeking third party financing to raise the funds necessary to satisfy the remaining cash obligation to Berlex, there can be no assurance that the Company can successfully obtain this financing prior to the scheduled payment date. Due to the uncertainties surrounding the Company's ability to satisfy its remaining cash obligation to Berlex and the resulting impact such failure would have on the Company's future financial condition, if the Company cannot satisfy its obligation to Berlex, there can be no assurance that the Company can continue as a going concern. The financial statements of the Company included elsewhere in this Quarterly Report on Form 10-QSB have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the Company's failure to satisfy its remaining cash obligation to Berlex.

               To secure its obligations to Berlex, the Company has warranted to Berlex that until such time as all obligations to Berlex have been satisfied, the Company, generally , without Berlex's consent, will not grant any person a security interest in, or create a lien upon, any of the Company's assets. In addition, the Company has granted Berlex a security interest covering all of the Company's accounts receivables.

               Working capital for First Quarter 1997 included an increase in accounts receivable balances over December 31, 1996 of approximately $1,200,000 due, principally, to high sales in March 1997, and a decrease in the Company's inventory and prepaid samples and materials of approximately $250,000.

               The United States Food and Drug Administration (the "FDA") is currently reviewing cough and cold products for its Over-the-Counter ("OTC") monograph, and could designate the formula that is in DECONAMINE(R) as an OTC formulation. It is not currently possible for the Company to predict how its operations and financial condition will be affected if the DECONAMINE product line is converted from prescription status to over-the-counter status.

               The Company's DECONAMINE(R) SR product requires the Company to file an Abbreviated New Drug Application ("ANDA") with the FDA to be in compliance with the regulation that all controlled release products require an ANDA. To date, this law has not been enforced on grandfathered (pre-1962) products with established safety and efficacy profile. The cost of this application is approximately $900,000. The Company has entered into an agreement to complete the first phase of these studies at a cost of approximately $100,000, of which $48,000 was paid through Fiscal 1996. This project is expected to be completed and submitted to the FDA during 1998. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE(R) SR would have a material adverse effect on the Company's business.

               Provided the Company can successfully raise the capital necessary to satisfy its remaining cash obligation to Berlex and to continue research and development projects with respect to DECONAMINE SR, the Company believes that it has sufficient cash flow from operations to support its working capital requirements over the next twelve months.

          RESULTS OF OPERATIONS
          ---------------------

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

               GROSS SALES (sales prior to chargebacks, rebates and discounts for First Quarter 1997 were $6,040,533, representing an increase of $781,667, or approximately 15%, from gross sales for the quarter ended March 31, 1996 ("First Quarter 1996"). This increase was primarily due to a substantial "buy in" of DECONAMINE(R) SR prior to an announced price increase.
          Additionally,significant gains were recorded in the Doak Dermatologic products Carmol and Acid Mantle.

               NET SALES (net of all adjustments to sales) for First Quarter 1997 were $3,671,649, representing an increase of $280,106, or approximately 8%, over net sales for First Quarter 1996. This increase primarily reflects gains resulting from increases in Carmol and Acid Mantle sales and Kenwood Laboratories' product Tyzine.

               COST OF SALES for First Quarter 1997 was $854,517, representing an increase of $45,174, or approximately 6%, over First Quarter 1996 cost of sales. This increase reflects higher sales volumes. The Company's gross profit margin improved slightly, from 76% during First Quarter 1996 to 77% during First Quarter 1997, reflecting improvements in Doak Dermatologics' margins.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,946,149 for First Quarter 1997, representing an increase of $101,673, or approximately 6%, over selling, general and administrative expenses for First Quarter 1996. This increase reflects, primarily, savings in advertising offset by increased investment in other areas of marketing, and increased legal/professional fees due to the Company's negotiations with Berlex. The Company has and will continue to institute cost saving programs during 1997.

               DEPRECIATION AND AMORTIZATION EXPENSES for First Quarter 1997 were $405,688, or $56,166 below First Quarter 1996 expenses. This decrease reflects lower amortization expenses on product acquisitions, principally on reduced intangibles associated with the restructuring of the Company's obligations to Berlex.

               INTEREST EXPENSE - NET for First Quarter 1997 was $111,862, or $60,430 lower than First Quarter 1996. This decrease was principally due to debt reduction associated with the DECONAMINE product acquisition.

               NET INCOME for First Quarter 1997 was $212,433, as compared to $103,578 for First Quarter 1996, an increase of over 100%. This increase in net income gives effect to $141,000 of income taxes for First Quarter 1997. No income taxes were due in First Quarter 1996 because of tax loss carryforwards from prior years.

               NET INCOME PER COMMON SHARE for the First Quarter 1997 was $.03 per common share, representing a $.02 increase over First Quarter 1996 results. Computations of Net Income per common share for both First Quarter 1997 and First Quarter 1996 do not include the effect of stock equivalents because the inclusion of such stock equivalents would be antidilutive.

          Item 5.  Other Information
          --------------------------

          Recent Developments
          -------------------

               On June 2, 1997, the Board of Directors of the Company authorized the issuance of 254,311 shares of Class B Common Stock (the "New Class B Stock") to Daniel Glassman, the Company's President and Chief Executive Officer. The New Class B Stock was issued to Mr. Glassman in consideration for, among other things, Mr. Glassman's delivery to the Company, for cancellation, of 254,311 shares of Class A Common Stock of the Company. The issuance of the New Class B Stock to Mr. Glassman was the result of the Board of Directors' decision to restore management status quo following the Board's recently learning that Mr. Glassman had pledged (the "Pledge"), in April 1995, 254,311 shares of Class B Common Stock then owned by Mr. Glassman (the "Pledged Shares") to secure certain obligations of Mr. Glassman to an unaffiliated third party lender. Mr. Glassman has delivered to the Company a letter in which he states that the Pledge was an inadvertent error on his part and that had he been aware of the potential ramifications of the Pledge, he would have pledged other collateral to secure the obligations in question.

               Pursuant to the Company's Certificate of Incorporation, as amended (the "Charter"), the Pledged Shares automatically converted into shares of Class A Common Stock upon the Pledge by Mr. Glassman. Consequently, the number of outstanding shares of Class B Common Stock following the Pledge was reduced from 431,552 shares to 177,241 shares. Pursuant to the Charter, holders of the Company's Class B Common Stock are entitled to elect a majority of the Company's directors so long as there are at least 325,000 shares of Class B Common Stock issued and outstanding; otherwise, all holders of Class A and Class B Common Stock, voting as a single class, are entitled to elect all of the Company's directors. In light of the Company's being unaware of the Pledge, holders of the Company's Class A and Class B Common Stock, voting as separate classes, elected two directors and three directors, respectively, at the Company's Annual Stockholders' Meetings held in June 1995 (the "1995 Annual Meeting") and May 1996 (the "1996 Annual Meeting"), rather than voting together as a single class to elect all of the Company's directors. Accordingly, since the 1995 Annual Meeting, only the two directors of the Company elected by the holders of the Class A Common Stock (the "Class A Directors") have been duly and validly elected. The Company's By-Laws state that the Company shall have three directors. Since their election by stockholders at the 1995 and 1996 Annual Meetings, the two Class A Directors, each of whom was an independent director, voted in favor of all matters approved by the Board of Directors. Prior to the authorization of the issuance of the New Class B Stock to Mr. Glassman, the Company's then existing two Class A Directors appointed David Hillman, Secretary of the Company, as the third director of the Company.

               Since the issuance of the New Class B Stock to Mr. Glassman caused the number of issued and outstanding shares of Class B Common Stock to increase to 431,552 shares (above the 325,000 share threshold set forth in the Company's Charter), the holders of Class B Common Stock became entitled to elect a majority (consisting of three) of the Company's directors. Following the issuance to Mr. Glassman of the New Class B Stock, the holders of the outstanding Class B Common Stock, acting separately as a class in accordance with the Company's Charter, elected, by majority written consent in lieu of a meeting, Daniel Glassman and Iris Glassman as directors of the Company and David Hillman was designated as a director elected by the holders of the Class B Common Stock.

               At a Special Meeting of Stockholders held in August 1996, it was reported that an amendment (the "Option Plan Amendment") to the Company's 1990 Stock Option Plan, as amended (the "Plan"), had been approved by stockholders increasing, from 1,500,000 shares to 2,600,000 shares, the number of shares of Class A
          Common Stock authorized for issuance under the Plan. Given the ramifications of the Pledge, and in particular, that the 254,311 Class B shares voted in favor of the Option Plan Amendment by Mr. Glassman were counted as 1,271,555 votes (giving effect to the 5:1 voting power attributable to Class B shares) but should have been counted as only 254,311 shares of Class A Common Stock voting in favor of the Option Plan Amendment, there was an insufficient number of shares of Common Stock of the Company voting to approve the Option Plan Amendment. Accordingly, the Board of Directors has determined to treat the Option Plan Amendment as having been rejected by the Company's stockholders. Options under the Plan to acquire an aggregate of 140,000 shares of Class A Common Stock granted by the Company in reliance upon the Option Plan Amendment having been approved by stockholders have been returned voluntarily to the Company by the relevant optionees for cancellation. As a consequence of believing, in good faith, that the Option Plan Amendment had been approved by stockholders, between August 15, 1996 and December 31, 1996, there were outstanding options to acquire under the Plan in excess of 1,500,000 shares of Class A Common Stock. As a result of options to acquire an aggregate of 423,354 shares of Class A Common Stock under the Plan being cancelled during 1996 due to optionees leaving the employ of the Company, there are outstanding, as of the date of this report, options to acquire an aggregate of 1,485,365 shares of Class A Common Stock under the Plan.

               On April 8, 1994, the Company was apprised by the New York State Department of Environmental Conservation ("NYSDEC") that Doak's current leased manufacturing facility located on adjoining parcels at 67 Sylvester Street and at 62 Kinkel Street, Westbury, New York are located in the New Cassel Industrial Area, which had been designated by the NYSDEC on the Registry of Inactive Hazardous Waste Sites (the "Registry"). The real property on which Doak's current manufacturing facility is situated is owned by and leased to the Company by Dermkraft, Inc., an entity owned by the former controlling shareholders and officers of Doak. On February 7, 1995, the Company was apprised by the NYSDEC that the current manufacturing facility will be excluded from the Registry. By letter dated April 21, 1995, the NYSDEC notified the Company that it intended to investigate the Company's current manufacturing facility to determine if hazardous substances had previously been deposited on that property. By letter dated October 24, 1995, NYSDEC notified Dermkraft, Inc. that the current manufacturing facility is included in or near an inactive hazardous waste site described as "Kinkel and Sylvester Streets" and that NYSDEC intends to conduct a Preliminary Site Assessment to study the site and immediate vicinity. The Company has been advised that NYSDEC has made a preliminary determination to include the 62 Kinkel Street portion of the current manufacturing facility on the Registry and that the Sylvester Street portion of the facility will not be included, but those determinations could be changed before they are finalized.

               Thereafter, by letter dated May 3, 1996 addressed to Dermkraft, Inc., the NYSDEC notified Dermkraft that the site at 62 Kinkel Street has been listed on the Registry due to the presence of trichloroethylene ("TCE") in soils and groundwater due to the use of TCE by LAKA Tools and Stamping and LAKA Industries, a former tenant from 1971 through 1984. The Company cannot at this time determine whether the cost associated with the investigation and required remediation, if any, of the current manufacturing facility will be material. With respect to the former manufacturing facility on Magnolia Avenue, which remains designated by the NYSDEC as part of the Registry, management believes that Doak will not be obligated to contribute to any remediation costs, if any are required.

          Item 6. Exhibits and Reports on Form 8-K
          ----------------------------------------

               (a)  Exhibits
                    27. Financial Data Schedule

               (b)  Reports on Form 8-K
                    None.

                                      SIGNATURES


          In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BRADLEY PHARMACEUTICALS, INC.
                            -----------------------------
                                     (REGISTRANT)



          Date:  June 17, 1997      /s/ Daniel Glassman
                                   ------------------------------------
                                   Daniel Glassman
                                   Chairman of The Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

          Date:  June 17, 1997      /s/ Lawrence R. Lenz
                                   ------------------------------------
                                   Lawrence R. Lenz
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

                                 EXHIBIT INDEX

           EXHIBIT                   DESCRIPTION
           -------                   -----------

              27                     Financial Data Schedule