Form 10KSB/A
period 1996-12-31
BRADLEY PHARMACEUTICALS INC
filed 1997-07-01
CIK 864268

----------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                          ----------------------------------

                                    FORM 10-KSB/A

                                   AMENDMENT NO. 1
               (Amendment includes a corrected "Environmental Matters"
                 section to Part I - Item 1 and Part III - Items 10
                            through 13 in their entirety)

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year                Commission File
          ended December 31, 1996            Number  000-18881

                            BRADLEY PHARMACEUTICALS, INC.
                            -----------------------------
                (Exact name of Registrant as specified in its charter)

                       NEW JERSEY                          22-2581418
          --------------------------------      ---------------------------
          (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)          Identification No.)

             383 ROUTE 46 WEST
             FAIRFIELD, NEW JERSEY                         07004
          --------------------------------      ---------------------------
          (Address of principal                          (Zip Code)
          executive offices)

                REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                    (201) 882-1505

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                         None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     CLASS A COMMON STOCK, NO PAR VALUE PER SHARE


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                         YES  X    NO
                             ---      ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein

                         YES       NO  X
                             ---      ---

               The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 18, 1997 was approximately $8,776,845.

               As of the close of business on June 18, 1997, there were 7,633,657 shares of the Registrant's Class A Common Stock, no par value per share, and 431,552 shares of the Registrant's Class B Common Stock, no par value per share, outstanding.

          ----------------------------------------------------------------

          RECENT DEVELOPMENTS
          -------------------

               On June 2, 1997, the Board of Directors of the Company authorized the issuance of 254,311 shares of Class B Common Stock (the "Reissued Class B Stock") to Daniel Glassman, the Company's President and Chief Executive Officer. The Reissued Class B Stock was issued to Mr. Glassman in consideration for, among other things, Mr. Glassman's delivery to the Company, for cancellation, of 254,311 shares of Class A Common Stock of the Company. The issuance of the Reissued Class B Stock to Mr.
          Glassman was the result of the Board of Directors' decision to restore management status quo following the Board's recently learning that Mr. Glassman had pledged (the "Pledge"), in April 1995, 254,311 shares of Class B Common Stock then owned by Mr. Glassman (the "Pledged Shares") to secure certain obligations of Mr. Glassman to an unaffiliated third party lender. Mr. Glassman has delivered to the Company a letter in which he states that the Pledge was an inadvertent error on his part and that had he been aware of the potential ramifications of the Pledge, he would have pledged other collateral to secure the obligations in question.

                    Pursuant to the Company's Certificate of Incorporation,
          as amended (the "Charter"), the Pledged Shares automatically converted into shares of Class A Common Stock upon the Pledge by Mr. Glassman. Consequently, the number of outstanding shares of Class B Common Stock following the Pledge was reduced by 254,311 shares. Pursuant to the Charter, holders of the Company's Class B Common Stock are entitled to elect a majority of the Company's directors so long as there are at least 325,000 shares of Class B Common Stock issued and outstanding; otherwise, all holders of Class A and Class B Common Stock, voting as a single class, are entitled to elect all of the Company's directors. During November 1995, and pursuant to matters unrelated to the Pledge, an aggregate of 428,358 other shares of Class B Common Stock were returned to, and retired by, the Company. As a result thereof, the number of outstanding shares of Class B Common Stock fell below the aforementioned 325,000 share threshold. In light of the Company's being unaware of the Pledge, holders of the Company's Class A and Class B Common Stock, voting as separate classes, elected two directors and three directors, respectively, at the Company's Annual Stockholders' Meeting held in May 1996 (the "1996 Annual Meeting"), rather than voting together as a single class to elect all of the Company's directors. Accordingly, since the 1996 Annual Meeting, only the two directors of the Company elected by the holders of the Class A Common Stock (the "Class A Directors") have been duly and validly elected. Prior to June 3, 1997, the Company's By-Laws stated
          that the Company shall have three directors. Since their election by stockholders at the 1996 Annual Meeting, the two Class A Directors, each of whom was an independent director, voted in favor of all matters approved by the Board of Directors. Prior to the authorization of the issuance of the Reissued Class B Stock to Mr. Glassman, the Class A Directors appointed David Hillman, Secretary of the Company, as the third director of the Company.

                    Since the issuance of the Reissued Class B Stock to Mr. Glassman caused the number of issued and outstanding shares of Class B Common Stock to increase to 431,552 shares (above the 325,000 share threshold set forth in the Company's Charter), the holders of Class B Common Stock became entitled to elect a majority (consisting of three) of the Company's directors. Following the issuance to Mr. Glassman of the Reissued Class B Stock, the directors of the Company amended the Company's By-Laws to provide that the Board of Directors shall be comprised of five persons and the holders of the outstanding Class B Common Stock, acting separately as a class in accordance with the Company's Charter, elected, by majority written consent in lieu of a meeting, Daniel Glassman and Iris S. Glassman as directors of the Company and David Hillman was designated as a director elected by the holders of the Class B Common Stock.

                    At a Special Meeting of Stockholders held in August 1996, it was reported that an amendment (the "Option Plan Amendment") to the Company's 1990 Stock Option Plan, as amended (the "Plan"), had been approved by stockholders increasing, from 1,500,000 shares to 2,600,000 shares, the number of shares of Class A Common Stock authorized for issuance under the Plan. Given the ramifications of the Pledge, and in particular, that the 254,311 Class B shares voted in favor of the Option Plan

          Amendment by Mr. Glassman were counted as 1,271,555 votes (giving effect to the 5:1 voting power attributable to Class B shares) but should have been counted as only 254,311 shares of Class A Common Stock voting in favor of the Option Plan Amendment, there was an insufficient number of shares of Common Stock of the Company voting to approve the Option Plan Amendment. Accordingly, the Board of Directors has determined to treat the Option Plan Amendment as having been rejected by the Company's stockholders. Options under the Plan to acquire an aggregate of 140,000 shares of Class A Common Stock granted by the Company in reliance upon the Option Plan Amendment having been approved by stockholders have been returned voluntarily to the Company by the relevant optionees for cancellation. As a consequence of believing, in good faith, that the Option Plan Amendment had been approved by stockholders, between August 15, 1996 and December 31, 1996, there were outstanding options to acquire under the Plan in excess of 1,500,000 shares of Class A Common Stock. As a result of options to acquire an aggregate of 423,354 shares of Class A Common Stock under the Plan being cancelled during 1996 due to optionees leaving the employ of the Company, there are outstanding, as of the date of this report, options to acquire an aggregate of 1,485,365 of Class A Common Stock under the Plan.

                                        PART I

          ITEM 1.   ENVIRONMENTAL MATTERS

               On April 8, 1994, the Company was apprised by the New York State Department of Environmental Conservation ("NYSDEC") that Doak's current leased manufacturing facility located on adjoining parcels at 62 Kinkel Street and 67 Sylvester Street, Westbury, New York is located in the New Cassel Industrial Area, which has been designated by the NYSDEC on the Registry of Inactive Hazardous Waste Sites (the "Registry"). The real property on which Doak's current manufacturing facility is situated is owned by and leased to the Company by Dermkraft, Inc., an entity owned by the former controlling shareholders and officers of Doak.

               On February 7, 1995, the Company was apprised by NYSDEC that the current manufacturing facility will be excluded from the Registry. By letter dated April 21, 1995, the NYSDEC notified the Company that it intended to investigate the Company's current manufacturing facility to determine if hazardous substances had previously been deposited on that property. By letter dated October 24, 1995, NYSDEC notified Dermkraft, Inc. that the Company's current manufacturing facility is included in or near an inactive hazardous waste site described as "Kinkel and Sylvester Streets" and that NYSDEC intends to conduct a Preliminary Site Assessment to study the site and immediate vicinity. The Company has been advised that NYSDEC has made a preliminary determination to include the 62 Kinkel Street portion of the current manufacturing facility on the Registry and that the 67 Sylvester Street portion of the facility will not be included, but those determinations could change before they are finalized. Thereafter, by letter dated May 3, 1996 and addressed to Dermkraft, Inc., the NYSDEC notified Dermkraft that the site at 62 Kinkel street has been listed on the Registry due to the presence of trichloroethylene ("TCE") in soils and groundwater due to the use of TCE by LAKA Tools and Stamping and LAKA Industries, a former tenant from 1971 through 1984. The NYSDEC documents refer to Doak Dermatologics as the current tenant but do not refer to any activities of Doak Dermatologics or the Company as a basis for the listing in the Registry. The Company cannot at this time determine whether the cost associated with the investigation and required remediation, if any, of the current manufacturing facility will be material. With respect to the former manufacturing facility on Magnolia Avenue, which remains designated by the NYSDEC as part of the Registry, management believes that Doak will not be obligated to contribute to any remediation costs, if any are required.

                                       PART III

          ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    The directors and executive officers of the Company are as follows:

                                        Age  Position(s)
                                        ---  -----------

           Daniel Glassman              55   Chairman of the Board,
                                             President and Chief Executive
                                             Officer

           Albert Fleischner, Ph.D.     56   Vice President,
                                             Pharmaceutical Research and
                                             Development

           Alan V. Gallantar            39   Senior Vice President -
                                             Director of Corporate
                                             Planning and Development

           Iris S. Glassman             54   Treasurer and Director

           Gene Goldberg                59   Senior Vice President -
                                             Marketing & Business Planning

           David Hillman                56   Secretary and Director

           Lawrence Lenz                50   Vice President - Finance and
                                             Chief Financial Officer

           Dr. Philip McGinn            71   Director

           MaryKay Scucci               38   Chief Operating Officer -
                                             Doak Dermatologics, Inc.

           Alan G. Wolin, Ph.D.         64   Director

                    Daniel Glassman is the founder of the Company and has served as its Chief Executive Officer since the Company's inception in January 1985. Mr. Glassman has also served as the Company's Chairman of the Board from January 1985 through April 1995 and from June 2, 1997 through the date of this report. Mr. Glassman has also served as President of the Company since February 1991. Mr. Glassman, a registered pharmacist, is also Chairman of the Board of Banyan Communications Group, Inc., a communications company controlled by Mr. Glassman ("Banyan"). Banyan encompasses two marketing research organizations (Danis Research and Hospital Research Associates) and an advertising agency (Daniel Glassman Advertising). Mr. Glassman has operated these companies for more than the last eighteen years. Mr. Glassman was previously Vice President for Client Services for Medicus Communications, Inc., where he directed marketing programs for pharmaceutical companies such as Procter & Gamble, Rorer, Schering-Plough Corporation, and Merrill-Dow, Inc. Mr. Glassman is the husband of Iris Glassman, the Treasurer and a director of the Company. Mr. Glassman is also Chairman of the Board, President and Chief Executive Officer of Doak, Bradley Pharmaceuticals (Canada), Inc. and Bradley Pharmaceuticals, Overseas, Ltd., Inc., each a subsidiary of the Company.

                    Iris S. Glassman has served as Treasurer of the Company since its inception in 1985. Mrs. Glassman has also served as a director of the Company from January 1985 through April 1995 and from June 2, 1997 through the date of this report. Mrs. Glassman is the wife of Daniel Glassman and has fifteen years of diversified administrative and financial management experience, including serving in the capacity of Secretary of Banyan.

                    Albert Fleischner, Ph.D. has served as Vice President, Pharmaceutical Research and Development of the Company since August 1994. From 1988 to 1994, Dr. Fleischner served as Director, Pharmaceutics and Chemical Process Development, at Roberts Pharmaceuticals Corp., a New Jersey based pharmaceuticals company. Prior thereto, Dr. Fleischner served in research and development positions with Ford Laboratories and Schering-Plough Corporation. Dr. Fleischner also owned and operated Fleischner Pharmacies, a community drug chain of four stores from June 1963 to April 1973.

                    Alan V. Gallantar, a certified public accountant, has served as Senior Vice President - Director of Corporate Planning and Development of the Company since May 1, 1997. From January 1994 through April 30, 1997, Mr. Gallantar served as Chief Financial Officer of the Company and from September 1992 through January 1994, Mr. Gallantar served as Controller of the Company. From 1991 to 1992, Mr. Gallantar served as a financial consultant to the Company. From 1989 to 1991, Mr. Gallantar served as a Divisional Controller for Paine Webber, Inc. and prior thereto in several financial positions with Chase Manhattan Bank, N.A., Philip Morris Inc. and Deloitte & Touche.

                    Gene L. Goldberg has served as Senior Vice President - Marketing and Business Planning of the Company since January 1, 1997. For more than the past five years, Mr. Goldberg has also served as Executive Vice President of Daniel Glassman Advertising, a division of Banyan.

                    David Hillman  has served  as Secretary of  the Company
          since 1985 and as a director of the Company from January 1990 through April 1995 and from April 29, 1997 through the date of this report. For more than the past five years, Mr. Hillman has also served as a director of Banyan and since 1990, as President of Banyan's Health Care Division and Treasurer of Banyan. Mr. Hillman, a registered pharmacist, has also served as President of Hospital Research Associates, a division of Banyan engaged in the business of conducting market research for the pharmaceutical industry since 1983. Mr. Hillman has over sixteen years of market research, sales and marketing experience, including product group manager for Lederle Laboratories.

                    Lawrence Lenz has served as Chief Financial Officer and
          Vice President - Finance of the Company since May 1, 1997 and February 11, 1997, respectively. For more than 16 years prior thereto, Mr. Lenz served as Vice President of C.M. Offray & Sons, Inc., a New Jersey based manufacturer and distributor of ribbons. Prior to his affiliation with C.M. Ofray & Sons, Inc., Mr. Lenz served as Senior Financial Manager of General Foods.

                    Dr. Philip McGinn has served as a director of the Company since December 1996. Since 1984, Dr. McGinn has also served as President of Worldwide Marketing and Translation Services, Inc., a New Jersey based company providing consulting services in new product and company acquisitions, marketing, market analysis, promotional planning, sales training, management development and business, educational and translation services. Dr. McGinn also served as Associate Dean, School of Health Professions, Long Island University from 1990 to 1996.

                    Alan G. Wolin, Ph. D., has served  as a director of the
          Company since May 12, 1997. Since 1988, Dr. Wolin has served as an independent consultant to various companies in the food, drug and cosmetic industries. Between 1962 and 1987, Dr. Wolin served M&M/Mars, the world's largest candy company, in various capacities, including Director of Consumer Quality Assurance and Quality Coordination. In his capacity as Director of Consumer Quality Assurance and Quality Coordination, Dr. Wolin was responsible for ensuring consumer quality and public health issues relating to M&M/Mars' products.

                    MaryKay Scucci has served as Chief Operating Officer of the Company's Doak Dermatologics, Inc. subsidiary since January 1997. For more than five years prior thereto, Ms. Scucci held several senior executive positions with Schering Berlin, Inc. and its Berlex and Berlichem operating subsidiaries. Schering Berlin, Inc. is the United States holding company of Schering, AG, a multibillion dollar international organization.

                    Directors of the Company are scheduled to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified.

          Significant Employees
          ---------------------

                    Gene Carpenter has served as Regional Sales Director of the Company since January 1994. From May 1988 through December 1993, Mr. Carpenter served as National Sales Manager of Poly Pharmaceuticals, Inc., a Mississippi based pharmaceutical company. Prior thereto, Mr. Carpenter served as Regional Sales Manager of Savage Laboratories, Inc., Houston, Texas.

                    Robert Corbo has served as Quality Assurance/Control Director of the Company since March 1993. From 1989 to 1993, Mr. Corbo served as Quality Assurance/Control manager for Par Pharmaceuticals, a New York based generic pharmaceutical manufacturer.

                    Brian Newby has served as Controller of the Company since June 1997. From April 1994 to June 1997, Mr. Newby served as the Company's in-house accountant. From July 1991 to April 1994, Mr. Newby served as Controller for Wilpage Medical, a Caldwell, New Jersey based medical company.

                    Glenn Wilson has served as plant supervisor at the Company's Doak Dermatologics, Inc. subsidiary since April 1994. From 1990 to 1994, Mr. Wilson served as production manager for Gemini Pharmaceuticals, a New York based pharmaceutical company.

                    Maurice Woosley has served as President and Vice President of the Company's international division since January 1997. From May 1996 to December 1996, Mr. Woosley served as Vice President of the Company's international division. From November 1994 to April 1996, Mr. Woosley served as Worldwide Marketing Director of Datascope, Inc., a New Jersey based medical device manufacturer. From September 1990 to October 1994, Mr. Woosley served as Global Marketing Director for Davis & Geck, a New Jersey based medical product manufacturer.

          Section 16(a) Beneficial Ownership Reporting Compliance
          -------------------------------------------------------

                    As a consequence of the Pledge, Daniel Glassman, the Company's President, Chairman of the Board and Chief Executive Officer, may be deemed to have failed to file a Form 4 in May 1995 disclosing the Pledge and its ramifications (while the Pledge resulted in shares of Class B Common Stock being converted into shares of Class A Common Stock, it did not result in any increase or decrease in the total number of shares of capital stock outstanding). Each subsequently filed Form 4 by Mr. Glassman (Form 4's were filed in each month from May 1995 through December 1995, in January, April, June, July, August, October, November and December 1996 and in January, February and March
          1997) failed to take into account or give effect to the Pledge. Mr. Glassman has advised the Company that he will amend each of his Form 4 filings since the Pledge to appropriately disclose and give effect to the Pledge.

                    To the Company's knowledge, none of the Company's other directors, executive officers or beneficial owners of 10% or more of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act during Fiscal 1996.

          ITEM 10.  EXECUTIVE COMPENSATION

                              Summary Compensation Table
                              --------------------------

                    The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued during the fiscal years ended December 31, 1996, 1995 and 1994, to Daniel Glassman, the Company's President and Chief Executive Officer, and Alan V. Gallantar, who served as the Company's Corporate Vice President and Chief Financial Officer during the fiscal years ended December 31, 1996, 1995 and 1994. No other executive officer of the Company earned total annual salary and bonus for Fiscal 1996 in all capacities in which such person served the Company in excess of $100,000. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during Fiscal 1996 to the executive officers named in the following table except as set forth below:

                                                              LONG-TERM
                                                            COMPENSATION
                                  ANNUAL COMPENSATION          AWARDS
                                  -------------------       ------------

           NAME AND                                          SECURITIES
           PRINCIPAL                                         UNDERLYING
           POSITION           YEAR      SALARY      BONUS    OPTIONS(1)
           --------           ----      ------      -----    ----------

           Daniel Glassman   1996     $122,500      -0-     404,500(3)
            President and    1995     $ 75,200      -0-     359,589(4)
            Chief Executive  1994     $ 67,000      -0-     300,000
            Officer

           Alan V.           1996     $118,600      -0-      44,000(5)
           Gallantar
            Corporate        1995     $ 54,000      -0-         -0-
            Vice President
            and
            Chief Financial  1994     $ 32,900      -0-      23,000
            Officer(2)

          -----------------
          (1) All of these options are exercisable into shares of Class A Common Stock.

          (2) Mr. Gallantar was promoted to the office of Senior Vice President - Director of Corporate Planning and Development of the Company on May 1, 1997. Mr. Gallantar ceased serving as the Company's Corporate Vice President and Chief Financial Officer as of May 1, 1997.

          (3) Of these shares, 31,500 shares underlie options granted on December 5, 1996 to replace a like number of options previously granted to Mr. Glassman which expired by their terms. These options are exercisable at any time prior to December 4, 2001 at an exercise price of $0.825 per share, 110% of the fair market value for shares of Class A Common Stock on the date of grant. The remaining 373,000 shares underlie options which were repriced by the Company on April 18, 1996. These repriced options vest at various times through 1998 and are exercisable at various times through 2000 at an exercise price of approximately $1.44 per share, 110% of the fair market value for shares of Class A Common Stock on the date of repricing. See "Report on Repricing of Options" below.

          (4) Of these shares, 341,589 shares underlie options granted on December 5, 1995. These options are exercisable at any time prior to December 4, 2000 at an exercise price of $1.16875 per share, 110% of the fair market value for shares of Class A Common Stock on the date of grant. These options were granted by agreement with the Company in consideration for Mr. Glassman's agreement to retire 341,589 shares of Class B Common Stock previously distributed to him. The remaining 18,000 shares underlie options granted on September 12, 1995, which options expire during 2000 and vest in equal, one third increments in 1996, 1997 and 1998. The exercise price for these 18,000 options was originally $3.7125 per share, approximately 110% of the fair market value for shares of Class A Common Stock on the original date of grant. These 18,000 options comprise a portion of the 373,000 options owned by Mr. Glassman which were repriced by the Company on April 18, 1996. See "Report on Repricing of Options" below.

          (5) These shares underlie options which were repriced by the Company on February 21, 1996. These repriced options (of which approximately 86% have already vested) vest at various times through December 30, 1997 and are exercisable at an exercise price of $1.47 per share, the fair market value for shares of Class A Common Stock on the date of repricing. See "Report on Repricing of Options" below.

                             Option Grants in Fiscal 1996
                             ----------------------------

                    The following table sets forth information concerning outstanding options to purchase shares of the Company's Class A Common Stock granted during Fiscal 1996 by the Company to Daniel Glassman, the only executive officer of the Company granted options during Fiscal 1996. Neither options to purchase shares of Class B Common Stock nor stock appreciation rights were granted by the Company during Fiscal 1996. The exercise prices for all options reported below are not less than 110% of the per share market prices for Class A Common Stock on their dates of grant.

                                  INDIVIDUAL GRANTS
                                  -----------------

                                       % OF TOTAL
                         NUMBER OF      OPTIONS
                        SECURITIES     GRANTED TO    EXERCISE
                        UNDERLYING     EMPLOYEES     OR BASE
                          OPTIONS      IN FISCAL      PRICE     EXPIRATION
           NAME           GRANTED       1996(1)       ($/SH)       DATE
           ----         ----------     ----------    --------   ----------
           Daniel         31,500          3.94%       $0.825     12/04/01
           Glassman      373,000(2)      46.70%       $1.440     12/04/00

          -------------------
          (1) This figure includes 533,320 options previously granted to employees which, at the election of the employee/optionees, were repriced during Fiscal 1996.
          (2) These shares underlie options that were repriced by the Company on April 18, 1996. See "Report on Repricing of Options" below.


                   Aggregated Option Exercises in Fiscal 1996 and
                             Fiscal Year-End Option Values
                    ----------------------------------------------

                    The following table presents the value, on an aggregate basis, as of December 31, 1996, of outstanding stock options held by the executive officers of the Company listed in the Summary Compensation Table above. No stock options were exercised by the executive officers listed below during Fiscal 1996.


                       NUMBER OF SECURITIES
                            UNDERLYING                 VALUE OF UNEXERCISED
                      UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                          FISCAL YEAR-END               FISCAL YEAR-END(1)
                      ----------------------          ---------------------

         NAME     EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
         ----     -----------     -------------    -----------   -------------

      Daniel         634,089        112,000          $64,646         $ -0-
      Glassman

      Alan V.         36,333          7,667           $ -0-          $ -0-
      Gallantar

     ---------------------
     (1) Based on the closing sale price of $1.313 per share of Class A Common Stock on December 31, 1996, as reported by NASDAQ.


                               Employment Contracts and
             Termination of Employment and Change-in-Control Arrangements
             ------------------------------------------------------------

                    The Company does not have any employment contracts or termination of employment or change-in-control arrangements with any of its executive officers.

                              Compensation of Directors
                              -------------------------

                    Directors who are not officers or employees of the Company receive a director's fee of $600 for each meeting of the Board of Directors, or a committee thereof, attended by such director, plus out-of-pocket costs. Directors who are also officers or employees of the Company receive no additional compensation for their services as directors.

                    On December 5, 1996, concurrently with Dr. Philip McGinn's appointment as a director of the Company, Dr. McGinn was granted options to purchase up to 15,000 shares of Class A Common Stock of the Company. These options vest in three equal and annual installments commencing on December 5, 1997 and expire on December 4, 2006. These options are exercisable at $0.6875 per share (the fair market value per share of Class A Common Stock as of the date of grant).

                    On January 5, 1996, Mr. David Hillman was granted options to purchase up to 53,568 shares of Class A Common Stock of the Company at an exercise price of $1.1875 per share (the fair market value per share of Class A Common Stock as of the
          date of  grant).   These  options vested  immediately and  expire
          January 4, 2006. These options were granted by agreement with the Company in consideration for Mr. Hillman's agreement to retire 53,568 shares of Class B Common Stock previously owned by him.


                            Report on Repricing of Options
                            ------------------------------

                    On February  16, 1996,  the Board  of Directors  of the
          Company agreed to reprice all outstanding stock options (consisting solely of options outstanding under the Company's 1990 Stock Option Plan, as amended) so that the exercise price of such options would be recast to be the closing price of the Company's Class A Stock as published in The Wall Street Journal
                                                  -----------------------
          on the day the stock options were returned to the Company, if such options were returned prior to 1:00 p.m., or the next days' closing price as published in The Wall Street Journal if such
                                         -----------------------
          options were returned after 1:00 p.m. This repricing concluded on June 30, 1996. The weighted average exercise price of all repriced options (after giving effect to the repricing) was approximately $1.46. This repricing (during a period when the Company's Board of Directors determined that the Company's stock price was depressed) was authorized by the Board of Directors to provide, among other things, an incentive for the Company's associates and consultants to share in the Company's future growth and remain with the Company.

                    The following table sets forth certain information regarding options that were repriced by the executive officers of the Company listed in the Summary Compensation Table above and the directors of the Company.

                                                 WEIGHTED        WEIGHTED
                                                 AVERAGE         AVERAGE
                                NUMBER OF        EXERCISE PRICE  PRICE
                                OPTIONS          BEFORE          AFTER
           OPTIONEE             REPRICED         REPRICING       REPRICING
           --------            ----------       --------------  -----------

           Daniel Glassman       373,000           $3.72          $1.44

           Alan V.                44,000           $2.72          $1.47
           Gallantar

           Iris S. Glassman      145,192           $3.41          $1.31

           David Hillman          28,750           $3.17          $1.54

           Alan G. Wolin           2,300           $3.09          $1.69

          ITEM 11.   SECURITY OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS  AND
                     MANAGEMENT

                    The following table sets forth certain information as of June 18, 1997, regarding the ownership of the Company's Class A and Class B Common Stock by (i) each director of the Company,
          (ii) the executive officers of the Company named in the Summary Compensation Table set forth elsewhere in this Annual Report on Form 10-KSB, (iii) each beneficial owner of more than five percent of the Class A and Class B Common Stock of the Company known by management and (iv) all directors and executive officers of the Company, as a group, and the percentage of outstanding shares of Class A and Class B Common Stock beneficially held by them on that date.

                    Since each  share  of  Class  B  Common  Stock  may  be
          converted at any  time by the  holder into one  share of Class  A
          Common Stock, the beneficial ownership rules promulgated under the Securities Exchange Act of 1934, as amended, require that all shares of Class A Common Stock issuable upon the conversion of Class B Common Stock by any stockholder be included in determining the number of shares and percentage of Class A Common Stock held by such stockholder.

                              AMOUNT AND NATURE OF
                                   BENEFICIAL
                                  OWNER(1)(2)            PERCENT OF CLASS(2)
                             ----------------------     ---------------------

                            CLASS A         CLASS B      CLASS A     CLASS B
      NAME OF ADDRESS OF     COMMON          COMMON      COMMON      COMMON
      BENEFICIAL OWNER       STOCK           STOCK        STOCK       STOCK
      ------------------ -----------      ----------  ----------  ----------

      Daniel Glassman    1,070,621(3)    311,736(4)      12.42%      72.24%
      383 Route 46 West
      Fairfield, NJ

      Iris S. Glassman     208,607(5)     37,283(6)       2.67%       8.64%
      383 Route 46 West
      Fairfield, NJ

      David Hillman        132,183(7)     43,610          1.71%      10.11%
      383 Route 46 West
      Fairfield, NJ

      Phillip McGinn           -0-           -0-            -           -
      383 Route 46 West
      Fairfield, NJ

      Alan G. Wolin         54,902(8)        -0-            *           -
      383 Route 46 West
      Fairfield, NJ

      Alan V. Gallantar     63,100(9)        -0-            *           -
      383 Route 46 West
      Fairfield, NJ

      Berlex             1,000,000           -0-         13.11%         -
      Laboratories, Inc.
      110 East Hanover
      Avenue
      Cedar Knolls, NJ

      All executive      1,645,419(3)    402,821(4)      22.67%      93.34%
      officers and                (4)(5)        (6)
      directors as a              (6)(7)
      group (10                   (8)(9)
      persons)                    (10)

     ----------------------------

     *  Represents less than one percent.     (Footnotes appear on next page)

          (1) Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

          (2) Each named person and all executive officers and directors, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each stockholder's name under the columns "Class A Common Stock" includes shares of Class A Common Stock issuable upon exercise of presently exercisable warrants and stock options and shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock. The shares of Class A Common Stock so issuable upon such exercise, exchange or conversion by any such stockholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other stockholder.

          (3) Includes 311,736 shares issuable upon conversion of a like number of shares of Class B Common Stock. Of these shares, 64,096 shares are owned indirectly by Mr. Glassman through affiliates and 684,089 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman's affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his wife, Iris S. Glassman.

          (4) Includes 26,098 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman's affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris S. Glassman, Mr. Glassman's wife.

          (5) Includes 37,283 shares issuable upon conversion of a like number of shares of Class B Common Stock, 6,700 shares owned indirectly by Mrs. Glassman through affiliates, 25,220 shares owned indirectly by Mrs. Glassman as trustee for her children's trusts and 139,404 shares underlying presently exercisable options. Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her husband, Daniel Glassman.

          (6) Includes 20,880 shares owned indirectly by Mrs. Glassman as trustee for the Bradley Glassman 1995 Trust. Mrs. Glassman disclaims beneficial ownership over all shares of Class B Common Stock beneficially owned by her husband, Daniel Glassman.

          (7) Includes 43,610 shares issuable upon conversion of a like number of shares of Class B Common Stock, 1,780 shares owned indirectly by Mr. Hillman through an affiliate and 80,318 shares underlying presently exercisable options. Mr. Hillman's affiliate has disclaimed beneficial ownership over shares owned by it.

          (8)  Includes  2,300  shares  underlying   presently  exercisable
               options and 1,800 shares owned indirectly by Dr. Wolin through affiliates.

          (9) Includes 38,000 shares underlying presently exercisable options and 25,000 shares owned indirectly by Mr. Gallantar through an affiliate.

         (10) Includes 55,380 shares underlying presently exercisable options owned by two executive officers.


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    During Fiscal  1996  and  1995,  the  Company  received
          administrative support services (consisting principally of advertising services, mailing, copying, data processing and other office service) which were charged to operations from Banyan, an affiliated company controlled by Daniel Glassman, the President and Chief Executive Officer of the Company, amounting to approximately $280,000 and $517,000, respectively. During Fiscal 1996 and Fiscal 1995, the Company paid Banyan $291,000, and $440,000, respectively, for such services. At December 31, 1996, $11,000 was due the Company from Banyan. At December 31, 1995, there were no outstanding balances between the Company and Banyan.

                    On December  31, 1990, the Company  issued a promissory
          note in the amount of $123,975 for the cumulative amounts of previously issued demand loans made to the Company by Mr. Glassman. This note was satisfied in its entirety in 1995.

                    In connection  with the Company's satisfaction  in June
          1996 of the $1.87 million current liability then owning to Berlex, the Company borrowed $100,000 from various trusts established for the benefit of the children of Mr. Glassman and Iris S. Glassman, Mr. Glassman's wife and Treasurer and a Director of the Company. This $100,000 loan was repaid on September 30, 1996 together with accrued interest at the rate of 16% per annum (approximately $4,100).

                    The Company rents its Fairfield, New Jersey operating facility from Daniel Glassman and Iris S. Glassman pursuant to a lease expiring on July 31, 1997. This lease is renewable, at the option of the Company, for an additional one year term at a base rent of $178,296 per annum. Rent expense, including an allocated portion of real estate taxes, was approximately $176,000 and $173,000, respectively, for Fiscal 1996 and Fiscal 1995.

                    During Fiscal 1996 and Fiscal 1995, Daniel Glassman, the Company's President and Chief Executive Officer also served as Chief Executive Officer of Banyan. As such, Mr. Glassman allocated a portion of his working time to the business of each of the Company and Banyan (Mr. Glassman estimates that less than 5% of his time is spent on Banyan business). During Fiscal 1996 and Fiscal 1995, Mr. Glassman received compensation from the Company and Banyan.

                    During Fiscal 1996 and Fiscal 1995, Alan V. Gallantar, the Company's then Chief Financial Officer (and current Senior Vice President and Director - Corporate Planning and Development) also served as Chief Financial Officer of Banyan. As such, Mr. Gallantar allocated a portion of his working time to the business of each of the Company and Banyan (Mr. Gallantar estimates that less than 5% of his time was spent on Banyan business). During Fiscal 1995, renumeration paid to Mr. Gallantar by the Company and Banyan was approximately $54,000 and $74,000, respectively. The Company reimbursed Banyan for the costs of Mr. Gallantar's services. Effective January 1, 1996, Mr. Gallantar began deriving his compensation solely from the Company.


          ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

               (a)  See Index to Financial Statements and Schedules on Page
                    F-1.

               (b) During the fourth quarter of Fiscal 1996, the Company filed the following Current Reports on Form 8-K with respect to the items and financial statements listed below:

           Date of Report       Items Responded To   Financial Statements
           --------------       ------------------   --------------------
                                                             Filed
                                                             -----

           September 30, 1996         Item 1                 None

           December 23, 1996          Item 5                 None

               (c)  Exhibits

            Exhibit
            Number                  Description of Document
           --------                 -----------------------

              3.1 Certificate of Incorporation of the Company, as amended

              3.2    By-laws of the Registrant, as amended

              4.1 Placement Agent's Unit Purchase Option (Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31,
                     1993)

             10.1    1990 Stock Option Plan, as amended

             10.2 Form of 11% Subordinated Note dated June 14, 1990 (Incorporated by reference to exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-36120)

             10.3 Asset Purchase Agreement between the Company and Hoechst Roussel Pharmaceuticals Incorporated (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-36120)

             10.4 Asset Purchase Agreement dated December 15, 1992 between the Company, Upsher Smith and Kenneth Evenstad (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated December 15, 1992)

             10.5 Manufacturing Agreement dated December 15, 1992 between the Company, Upsher Smith and Kenneth Evenstad (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated December 15, 1992)

             10.6 Asset Purchase Agreement dated March 30, 1993 between the Company and Tsumura Medical Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                     1992)

             10.7 Trademark Security Agreement dated March 30, 1993 between the Company and Tsumura International Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

             10.8 Purchase Agreement dated November 10, 1993 between Berlex and the Company, as amended by Amendments Numbers One and Two thereto, dated November 19, 1993 and December 9, 1993, respectively (Incorporated by reference to Exhibits 10.1 through 10.3 to the Company's Current Report on Form 8-K for an event dated December 10, 1993)

             10.9 Trademark Security Agreement dated December 9, 1993 between Berlex and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K for an event dated December 10,
                     1993)

             10.10 Supply and Distribution Agreement dated December 9, 1993 between Berlex and the Company (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K for an event dated December 10,
                     1993)

             10.11 Stock Purchase Agreement dated as of January 31, 1994 among the Company, Doak and the Krafchuks
                     (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated February 14, 1994)

             10.12 Form of Plan of Merger dated as of January 31, 1994 between Doak and BP (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated February 14, 1994)

             10.13 Consulting Agreement dated as of January 31, 1994 between the Company and Dr. Krafchuk (Incorporated by references to Exhibit 10.3 to the Company's Current Report on form 8-K for an event dated February 14,
                     1994)

             10.14 Consulting Agreement dated as of January 31, 1994 between the Company and Mrs. Krafchuk (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K for an event dated February 14,
                     1994)

             10.15 Lease Modification Agreement dated as of February 1994 between Dermkraft, Inc, and Doak (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K for an event dated February 14,
                     1994)

             10.16 Purchase and Assignment Agreement between Upjohn and the Company. (Incorporated by reference to Exhibit
                     10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

             10.17 Amendment No. 4 dated January 6, 1996 to the Asset Purchase Agreement dated November 10, 1993 between Berlex Laboratories, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K for an event dated January 5, 1996)

             10.18 Security Agreement, dated as of January 5, 1995, between the Company and Berlex Laboratories, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated January 5, 1996)

             10.19 Amendment to Trademark Security Agreement, dated as of January 5, 1995, between the Company and Berlex Laboratories, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K for an event dated January 5, 1996)

             10.20 Settlement Agreement, dated as of September 30, 1996, among the Company, Stiefel Canada, Inc., Trans CanaDern, Inc. and Louis Vogel et. al. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated September 30,
                     1996)

             10.21 Amendment No. 5 dated as of December 23, 1996, to Asset Purchase Agreement between the Company and Berlex (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated December 23, 1996).

             10.22 Security Agreement and subsidiary Security Agreement, dated as of December 23, 1996, among Doak Dermatologics, Inc. and Berlex (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated December 23,
                     1996).

             10.23 Confession of Judgement from the Company and Doak Dermatologics, Inc. with respect to the March 1997 payment (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K for an event dated December 23, 1996).

             11.1    Statement Regarding Computation of Per Share Income

             21.1    Subsidiaries of the Registrant

                                      SIGNATURE


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.


          Date: June 27, 1997                BRADLEY PHARMACEUTICALS, INC.

                                             By:  /s/ Daniel Glassman
                                                ---------------------------
                                                 Daniel Glassman, President

                                  EXHIBIT INDEX

             Exhibit                 Description
             -------                 -----------


              3.1 Certificate of Incorporation of the Company, as amended

              3.2    By-laws of the Registrant, as amended

             10.1    1990 Stock Option Plan, as amended

             11.1    Statement Regarding Computation of Per Share Income

             21.1    Subsidiaries of the Registrant