Form 10QSB/A
period 1997-03-31
BRADLEY PHARMACEUTICALS INC
filed 1997-07-17
CIK 864268

-----------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                         -----------------------------------

                                    FORM 10-QSB/A

                                   AMENDMENT NO. 1
           (Amendment sets forth a corrected "Recent Developments" section to Part II - Item 5)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly                       Commission File
          period ended March 31, 1997             Number  000-18881

                            BRADLEY PHARMACEUTICALS, INC.
                            -----------------------------
          (Exact name of small business issuer as specified in its charter)

                    NEW JERSEY                              22-2581418
          ---------------------------------------      --------------------
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)            Identification No.)


               383 ROUTE 46 WEST
               FAIRFIELD, NEW JERSEY                          07004
          ----------------------------------------     --------------------
          (Address of principal executive offices)           (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 882-1505

                                         N/A
               -------------------------------------------------------
               (Former name, former address and former fiscal year, if
                               changed since last year)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                    YES   X        NO
                        -----         -----

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                       Number of Shares
               Title of Each Class                     Outstanding as of
               of Common Stock                         July 15, 1997
               -------------------                     ------------------

               Class A, no par value per share              7,622,122
               Class B, no par value per share                431,552


          Transitional Small Business Disclosure Format (check one):


                    YES            NO   X
                        -----         -----

          -----------------------------------------------------------------

          PART II - ITEM 5. OTHER INFORMATION
          -----------------------------------

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

                                      SIGNATURE


               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Date: July 16, 1997                BRADLEY PHARMACEUTICALS, INC.

                                             By:  /s/ Daniel Glassman
                                                ----------------------------
                                                 Daniel Glassman, President