Form 10QSB
period 1997-06-30
BRADLEY PHARMACEUTICALS INC
filed 1997-08-15
CIK 864268

U.S. Securities and Exchange Commission
                      Washington, D.C.  20549

                           Form 10-QSB

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1997

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

          Commission file number                  33-36120

                   BRADLEY PHARMACEUTICALS, INC.
     (Exact name of small business issuer as specified in its charter)

              New Jersey                         22-2581418
     (State or other jurisdiction of           (IRS Employer
      incorporation or organization)         Identification No.)

                  383 Route 46 W., Fairfield, NJ
             (Address of principal executive offices)

                           973-882-1505


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

               Title of Each Class      Number of Shares Outstanding
               of Common Stock          as of August 6, 1997

               Class A, No Par Value         7,628,623
               Class B, No Par Value           431,552

Transitional Small Business Disclosure Format (check one):
     Yes       No  X





                         BRADLEY PHARMACEUTICALS, INC.

                           INDEX TO FORM 10 - QSB

                              June 30, 1997


                                                            Page
                                                            Number
Part I - Financial Information


Financial Statements (unaudited):

Condensed Consolidated Balance Sheet - June 30, 1997          3

Condensed Consolidated Statements of Operations -
   three and six months ended June 30, 1997 and 1996          4

Condensed Consolidated Statements of Cash
Flows - six months ended June 30, 1997 and 1996               5

Condensed Notes to Consolidated Financial Statements          7

Management's Discussion and Analysis                          8

Part II - Other Information

Item 5.  Other Information                                   11

Item 6.  Exhibits and Reports on Form 8-K                    14

Signatures                                                   15




                                  2