Form 10QSB
period 1997-09-30
BRADLEY PHARMACEUTICALS INC
filed 1997-11-14
CIK 864268

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               Form 10-QSB

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      September 30, 1997

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

                            (973) 882-1505


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

                   Title of Each Class      Number of Shares Outstanding
                    of Common Stock            as of November 12, 1997

                  Class A, No Par Value             8,052,033
                  Class B, No Par Value               431,552

Transitional Small Business Disclosure Format (check one):

                             Yes    No X




                       BRADLEY PHARMACEUTICALS, INC.

                         INDEX TO FORM 10 - QSB

                          September 30, 1997


                                                          Page
                                                          Number
Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         September 30, 1997                                 3

         Condensed Consolidated Statements of
         Operations - three and nine months
         ended September 30, 1997 and 1996                  4

         Condensed Consolidated Statements of Cash
         Flows - nine months ended September 30, 1997
         and 1996                                           5

         Condensed Notes to Consolidated Financial
         Statements                                         7

         Management's Discussion and Analysis               8

Part II - Other Information

 Item 5.  Other Information                                12

 Item 6.  Exhibits and Reports on Form 8-K                 13

         Signatures                                        14