Form 10KSB
period 1997-12-31
BRADLEY PHARMACEUTICALS INC
filed 1998-04-01
CIK 864268

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year December 31, 1997

             [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

                     Commission File Number 0-18881

                      BRADLEY PHARMACEUTICALS, INC.
              (Name of small business issuer in its charter)

         	NEW JERSEY         			               		22-2581418
	(State or other jurisdiction of		             		(I.R.S. Employer
	incorporation or organization)			               	Identification Number)

   	383 Route 46 W., Fairfield, NJ             			07004
	(Address of principal executive offices)	    	(Zip Code)

	(Registrant's telephone number including area code):	973-882-1505

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A Common
                                                            Stock, No Par Value
                                                            Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   X     	No______

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:		$15,023,762

The aggregate market value of the Class A voting stock held by nonaffiliates of the Registrant as of March 18, 1998 was approximately $19,171,964. This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 18, 1997, the number of outstanding shares of each of the registrant's classes of Common Stock were as follows:

                          Number of shares outstanding
Title of each class		     as of March 18, 1998__

Class A	           			       8,180,038
Class B		          		          431,522

Documents incorporated by reference:	None



PART I

Item 1		Business

General

The Company

	Bradley Pharmaceuticals, Inc. (the "Company") manufactures and markets over-the-counter and prescription pharmaceutical and health related products. The Company's product line currently includes dermatological brands (marketed by the Company's wholly owned subsidiary, Doak Dermatologics, Inc. ("Doak")) and nutritional, respiratory, personal hygiene and internal medicine brands (marketed by the Company's Kenwood Laboratories division "Kenwood"). Substantially all of the Company's dermatological product lines are manufactured and packaged at Doak's Westbury, New York facility. The Company's other product lines are primarily manufactured and supplied by independent contractors under the Company's quality control standards and marketed primarily to wholesalers. The wholesalers, in turn, distribute the Company's products to retail outlets and healthcare institutions throughout the United States and to distributors in selected international markets.

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
On September 19, 1997 (the "Closing"),	 in satisfaction of all
outstanding obligations then owing to Berlex (approximately $2,500,000 in the aggregate), and in consideration of Berlex's release of its lien covering the Company's accounts receivable, the Company (i) paid to Berlex $1,150,000 million in cash, plus accrued interest (the "Cash Payment"), (ii) issued to Berlex 450,000 shares of Class A Common Stock of the Company (which, when added with the other shares of Class A
Common Stock previously issued to Berlex, at the time of issuance, approximately 19% of the outstanding Class A Common Stock of the Company) and (iii) agreed to issue Berlex, when permissible in accordance with applicable state corporate law, warrants entitling
Berlex to purchase, under certain conditions, up to an additional
750,000 shares of Class A Common Stock at an exercise price of $1.25 per share. These warrants are subject to certain anti-dilution provisions and expire two years after issuance, subject to extension under certain conditions.

	In order to raise the funds necessary for the Company to make the Cash Payment to Berlex, the Company, concurrently with the Closing, entered into a $3,000,000 revolving credit facility with CIT
Group/Credit Finance, Inc. ("CIT"). Advances under this facility are calculated pursuant to a formula which is based upon the Company's then "eligible" accounts receivable and inventory levels. This line of credit has an initial term of three years and is renewable for successive periods of two years each. Interest accrues on amounts from time to time outstanding under this facility at the rate equal to the prime rate of interest from time to time announced by The Chase
Manhattan Bank at its prime rate of interest plus 2-1/4%. The Company's obligations under this credit facility have been secured by the grant by the Company to CIT of a lien upon, and the pledge of a security in, substantially all of the Company's assets, including the Company's accounts receivable, inventory and intangible assets (subject to prior liens). The credit facility contains certain covenants and restrictions concerning the Company's operations, generally, and the Company's obligations under this facility have been personally guaranteed, to a limited extent, by Daniel Glassman, the Company's Chairman of the Board and Chief Executive Officer.

	The Company was incorporated under the laws of the State of New Jersey in January 1985. The Company's principal executive offices are located at 383 Route 46 West, Fairfield, New Jersey 07004, telephone number (973) 882-1505.

	This document may contain forward-looking statements which reflect management's current view of future events and operations. These forward-looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions are external factors and could produce significantly different results.

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

	In December 1992, the Company acquired certain rights, including the trademark and patent, to the personal lubricating insert LUBRIN(r) ("LUBRIN(r)"). In connection with this acquisition, the Company granted Upsher-Smith a security interest in LUBRIN(r) and the associated intangible assets to secure its repayment obligation with respect to certain deferred amounts incurred. The Company and Upsher-Smith Laboratories Inc. ("Upsher-Smith") have since entered into a manufacturing contract, renewable annually, whereby Upsher-Smith will manufacture LUBRIN(r) for the Company.

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

	In May, 1996, the Company acquired the trademark rights to the ACID MANTLE(r) skin treatment line from Sandoz Pharmaceuticals Corporation ("Sandoz"), and the exclusive ACID MANTLE(r) manufacturing, marketing and distribution rights for the United States and Puerto Rico. In consideration, the Company agreed to pay Sandoz $900,000, $250,000 of which was paid during May 1996. An additional $250,000 was paid in 1997, with the remaining $400,000 payable in equal annual installments of $100,000 commencing May 8, 1998. The Company also purchased Sandoz's entire inventory of ACID MANTLE(r) saleable products and raw materials.

The Company did not acquire any products during Fiscal 1997.

Acquisition of DOAK Subsidiary

	During February 1994, the Company acquired, from Doak's principal stockholders, a controlling interest in Doak. The remaining capital stock of Doak was acquired by the Company pursuant to a merger consummated in January 1995. Total consideration paid by the Company for Doak was approximately $1.4 million.

Products

	The following is a list of products, by therapeutic category that are marketed and distributed by the Company as of March 18, 1998. All of the Company's products are available over-the-counter, with the exception of DECONAMINE(r), PAMINE(r), CARMOL(r) HC, CARMOL(r) 40, ADEFLOR M(r), NITROGLYN(r), TYZINE(r), and GLUTOFAC(r)-ZX, each of which is a prescription pharmaceutical.

Dermatological Products		                     			Uses

ACID MANTLE(r)		                             				Skin acidifier

BURO-SOL(r) Antiseptic Powder (4 oz.)        				Skin care

CARMOL(r) HC - 1% Hydrocortisone Acetate	    	  	Rx Product for a variety of
Cream (1 oz.)			                          		    	dermatological conditions

CARMOL(r)-10 Deep Moisturizing               				Skin care
Lotion (6 oz.) and CARMOL(r)-20 Cream (3 oz.)

CARMOL(r) 40 - 40%	                        				 	Rx Potent tissue-softener
(Carbamide Cream)

DOAK(r) DERMATOLOGY Products		                 		Mostly coal tar based
                                                 therapies

FORMULA 405(r)		                             				Variety of topical products
                                                 for the skin, hair and nails

FORMULA 405(r) A*H*A                            	Alpha Hydroxy Acid skin care

OMIDERM(tm)		                               					Wound and burn dressings in
						                                        		 various sizes

SULFOAM(r) Medicated Anti-dandruff	           			Control of dandruff
 Shampoo (8 oz.)

Dermatological Products		                    				Uses

SULPHO-LAC(r) Acne Medication                				Treatment of acne
(1.0 oz. tube and 1.75 oz. jar)

SULPHO-LAC(r) Medicated Soap (3 oz.)          			Treatment of acne

TERSASEPTIC(r)	                              				Skin cleanser

TRANS-VER-SAL(r) Wart Remover Kit              		Dermal patch delivery system
l6mm, 12mm, 20mm sizes)	                         for wart	removal

Nutritional Products	                        				Uses

ADEFLOR M(r)   (100s)                        				Rx Vitamins and minerals with
						                                          	sodium fluoride

APATATE(r) Liquid (4 oz. and 8 oz.)            		B-complex supplement for
                                                 nutritional deficiencies
                                                 associated with illness in
                                                 adults or children

APATATE(r) Tablets (50s)                    					Same as above

APATATE(r) FORTE Liquid (8 oz.)               			High-potency nutritional
                                                 supplement containing eight
                                                 essential vitamins and minerals
                                                 plus L-lysine

GLUTOFAC(r) Caplets (90s)		                    		Vitamin/mineral supplement for
                                                 replenishing nutrients in
                                                 patients with conditions such
                                                 as diabetes mellitus,
                                                 alcoholism, psychological
                                                 stress, or chronic illness

GLUTOFAC(r)-ZX Capsules   (60's)		              	Rx high-potency multivitamin
                                          							and multimineral supplement
                                                 including	zinc and folic acid

I*L*X(r) Elixir (8 oz.);		                    			Iron supplement for nutritional
I*L*X(r) B12 Elixir (8 oz.);				                	and iron deficiency anemias
I*L*X(r) B12 Sugar Free Elixir (8 oz.);
I*L*X(r) B12 Caplets (100s)

IRCON(r) (100s)	                            					Iron supplement

IRCON(r)-FA (100s)		                          			Iron supplement with folic acid

KENWOOD THERAPEUTIC LIQUID(r) (8 oz.)          		Vitamin/mineral supplement
                                                 for children and adults with
                                                 poor diet



Internal Medicine Products	                   			Uses

NITROGLYN(r) Extended Release Nitroglycerin    		Rx For the prevention of
Capsules 2.5 mg.; 6.5 mg., 9.0 mg.; (100s)	      angina pectoris (due to
                                                 coronary artery disease)

PAMINE(r) 2.5 mg. Tablets   (100s)               Rx Anticholinergic/anti-
                                                 spasmatic

Respiratory Products	                        				Uses

DECONAMINE(r) SR Capsules	                    			Rx Sustained release anti-
(HCL 120 mg.) Rx  (100s; 500s)	                   histamine	decongestant

DECONAMINE(r) Chewable Tablets                 		Rx Pediatric antihistamine/
(HCL 15 mg.) Rx  (100s)                          decongestant

DECONAMINE(r) Dye-Free Syrup		                 		Rx Liquid antihistamine/
(HCL 30 mg.) Rx  (473 ml)                         decongestant

DECONAMINE(r) Dye-Free Tablets		                	Rx Antihistamine/decongestant
(HCL 60 mg.) Rx  (100s)

DECONAMINE(r) CX Liquid (HCL 5mg.) 			           Rx Liquid antitussive/expec-
  (473 ml)                                       torant

DECONAMINE(r) CX Tablets (HCL 5mg.)	Rx          	Rx Antitussive/expectorant
  (100s)

DUADACIN(r) Capsules (100s; 1000s;               Antipyretic/analgesic/decon-
Dispense-A-Pak [125 unit packs of 8])            gestant

IPSATOL(r) Cough Formula (4 oz.)             				Pediatric antitussive/expec-
                                                 torant

TYZINE(r) (tetrahydrozoline HCl)			              Rx Nasal decongestant
 Solution   30 ml; Spray   15 ml;
 Pediatric Nasal Drops   15 ml

Personal Hygiene Products                    				Uses

GLANDOSANE(r) (15 ml)	                        			Mouth moisturizer

LUBRIN(r) Inserts (5s, 12s)	                  			Personal lubricating inserts

NEOLOID(r) Castor Oil (4 oz.)	                			Laxative



New Beauty Patch Product

	The Company, through its Doak subsidiary, launched during October 1997, an evening dermal, anti-wrinkle patch, LE PONT(r). This patch, which has been designed to release, throughout an eight-hour period during the night, Vitamin C, is perceived by the Company as a new alternative anti-wrinkle product. The Company and Osmotics Corporation, the manufacturer of the product, have entered into a distribution agreement pursuant to which, among other things, the Company has been granted, through December 1998, the exclusive, and thereafter, the non-exclusive, U.S. and International distribution rights for this product in consideration for a royalty against sales.

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

Manufacturers and Suppliers

	The manufacturing processes and operations of manufacturing facilities for pharmaceutical products are subject to rigorous regulation, including the need to comply with the United States Food and Drug Administration's ("FDA") current good manufacturing practices standards ("cGMP's"). The Company, manufactures and packages, for its own account, its Doak product line, including FORMULA 405(r), DOAK(r) DERMATOLOGY, CARMOL(r), ACID MANTLE(r) and TRANS-VER-SAL(r) products. These products represented during fiscal years ended December 31, 1997 and 1996, approximately 34% and 32%, respectively, of the Company's net sales. The Company currently does not manufacture any products outside of its Doak product line. Further, the Company does not anticipate doing any contract manufacturing or packaging for unaffiliated third parties.

	The Company generally purchases its products from nineteen different vendors on open credit terms, which are generally payable in 30 days. One company manufacturing and packaging products for the Company accounted for approximately 19% and 16% of the Company's cost of goods sold for 1997 and 1996, respectively. No other vendor, packager or manufacturer accounted for more than 10% of the Company's cost of goods sold for 1997 or 1996. Management believes it can promptly obtain replacement manufacturing and packaging arrangements on acceptable terms. Consequently, the Company believes that a loss of any or all of its current vendors, manufacturers or packagers would not have a material adverse effect on the Company's business operations.

	With the exception of arrangements relative to LUBRIN(r) and the Company's new beauty patch product, LE PONT(r), the Company does not have any licensing, manufacturing or other supply agreements with its manufacturers or suppliers. Consequently, any of the Company's manufacturers or suppliers could terminate their relationship with the Company at any time, without liability to the Company. Management believes it can promptly procure replacement manufacturing arrangements on acceptable terms and, as a precautionary measure, has begun to arrange for alternative manufacturers for each of the Company's pharmaceutical products.


Marketing and Sales

	The Company has acquired established products and product lines, developed line extensions for new products and licensed existing technologies. Therefore, the Company has concentrated its marketing efforts on the continued promotion of its acquired product lines and line extensions to established customers and the expansion of distribution to new customers. The Company's overall marketing philosophy is to intensify and enhance the promotion of its acquired products and line extensions throughout the United States and, where feasible, in selected international markets.

	The Company markets and sells its products through full time sales personnel and a network of distributors and brokers. Non-prescription products are sold primarily to drug wholesalers, chain and independent pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals. Prescription products are sold primarily to wholesalers, retail chains and managed care providers. The Company currently has approximately 1,425 active accounts, of which there are approximately 200 wholesalers, 700 retail chains and stores, 300 doctors and institutional accounts, 125 government entities and 100 managed care providers.

	During 1997, three wholesale customers accounted for approximately 15%, 12% and 12%, respectively, of the Company's net sales. During
1996, the same three wholesale customers accounted for approximately
15%, 12% and 10% of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales for 1997 or 1996. The loss of any of these three customers would have a material adverse effect on the Company's future operations.

	The Company's DECONAMINE(r) product line (categorized below as respiratory products) accounted for approximately 45%, 51% and 40%, respectively, of the Company's 1997, 1996 and 1995 net sales. The DECONAMINE(r) product line, consequently, will have a material effect on the Company's future operations.

	Doak's TRANS-VER-SAL(r) products accounted for approximately 10% of both the Company's 1997 and 1996 net sales. ACID MANTLE(r) accounted for approximately 4% of net sales for both 1997 and 1996 net sales. Doak's other products, including Formula 405(r), accounted for approximately 10% and 18%, of the Company's 1997 and 1996 net sales. Doak's products are all categorized below as dermatologic products.

	The Company' 1997, 1996 and 1995 net sales volume percentages by category category were as follows:

                           			Fiscal 	Fiscal	  Fiscal
                            			1997    1996    1995

Respiratory		                   50%     56%     46%
Dermatologic	                 	 40%     32%     40%
Personal Hygiene              	  4%      4%      3%
Nutritional                      5%      6%      6%
Internal Medicine                1%      2%      5%

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


	The Company's principal marketing strategy is to furnish samples of the Company's products and related literature to physicians to encourage them to recommend the Company's products to their patients. The Company's marketing department consists of a Senior Vice President of Marketing and Business Planning, Kenwood Product Manager, Doak
Product Manager and a Customer Service Manager.

	The sales department consists of a Vice President of Sales, Regional Sales Director, four district managers, a U.S. Government representative, 23 full time and one part time salespersons located in Alabama, New Jersey, Georgia, California, Puerto Rico, Tennessee, Texas,
Florida, Pennsylvania and New York.   The Company's sales force also
attends medical conventions to increase physician awareness of the Company's products.

	As of March 18, 1998, the Company has contracted with 19 independent contractors to form a Drug Sample Distributor (DSD) network throughout the United States whose objective is to distribute samples and literature directly to physicians in areas inaccessible to full-time sales staff or in key regions where more comprehensive coverage is appropriate.

	The Company has made a strategic decision to concentrate selling and marketing resources on eight principal brands (which represents 87% of Fiscal 1997 Net Sales) as follows:

Kenwood Brands		                        			Specialty

DECONAMINE(r)		                          		General Practitioners, Allergists
						                                   		Pediatricians, Ear, Nose and Throat
                                   								Specialists

TYZINE(r) 	                            				General Practitioners, Allergists
				                                     		Pediatricians, Ear, Nose and Throat
				                                     		Specialists

PAMINE(r)	                             				Gastroenterologists

GLUTOFAC(r)/GLUTOFAC(r)-ZX              			General Practitioners

Doak Brands	                          					Specialty

CARMOL(r)	                            	 			Dermatologists, Podiatrists

TRANS-VER-SAL(r)	                       			Dermatologists, Podiatrists

ACID MANTLE(r)                         				Dermatologists

FORMULA 405(r)/A*H*A/LE PONT	            		Dermatologists/Cosmeticians


	To facilitate sales of the Company's products internationally (including Puerto Rico), the Company, with an international staff which includes a President of the Bradley International division, a full-time sales associate and one consultant, has entered into agreements with 26 international pharmaceutical distributors to provide for distribution and promotion of the Company's products. Approximately 13% and 11%, respectively, of the Company's 1997 and 1996 net sales were from international business.









The Company has received product registrations and has applied for additional product registrations to distribute its products in certain international markets as follows:


                 THE COMPANY'S INTERNATIONAL MARKETING STATUS

                              CURRENTLY
                              MARKETING


Barbados   CARMOL(r)       Finland      LUBRIN(r)        Saudi  A*H*A LINE(r)
           DECONAMINE(r)                                 Arabia CARMOL(r)
           GLUTOFAC(r)     France       TRANS-VER-SAL(r)        FORMULA 405(r)
           I*L*X(r)                                             LE PONT(r)
           KTL(r)          Hong Kong    A*H*A LINE(r)           SULPHO-LAC
           LUBRIN(r)                    CARMOL(r)               TAR PRODUCTS
           TRANS-VER-SAL(r)             DOAK LINE               TRANS-VER-SAL(r)
                                        DECONAMINE(r)
Canada     DOAK LINE(r)                 GLUTOFAC(r)   Singapore A*H*A LINE(r)
           FORMULA 405(r)               IRCON(r)                APATATE(r)
           KTL(r)                       NITROGLYN(r)            BURO-SOL(r
           LUBRIN(r)                                            LUBRIN(r)
           NEOLOID(r       Iceland      DOAK LINE               SULPHO-LAC(r)
           TAR PRODUCTS                 TRANS-VER-SAL(r)        TERSASEPTIC(r)
           TERSASEPTIC(r)               FORMULA 405(r)          TRANS-VER-SAL(r)

           TRANS-VER-SAL(r)                            Spain   TAR DISTILLATE(r)
                           Israel       LUBRIN(r)              TRANS-VER-SAL(r)
Chile      TRANS-VER-SAL(r)
                           Italy        TRANS-VER-SAL(r)
                                                       Taiwan  A*H*A LINE(r)
Cyprus     A*H*A LINE      Jamaica      APATATE(r)             FORMULA 405(r)
           IPSATOL(r)                   I*L*X(r)
           IRCON(r)                     IPSATOL(r)     Vietnam A*H*A LINE(r)
           KTL(r)                       IRCON(r)               FORMULA 405(r)
           LUBRIN(r)
           TYZINE(r)       Jordan       A*H*A LINE(r)
                                        CARMOL(r)
Denmark    TRANS-VER-SAL(r)             DOAK TAR
                                        FORMULA 405(r)
Dominican  APATATE(r)                   TRANS-VER-SAL(r)
Republic   DUADACIN(r)
           GLUTOFAC(r)     Portugal     TRANS-VER-SAL(r)
	          IRCON(r)
           I*L*X(r)        Puerto Rico  COMPLETE BRADLEY
           KTL(r)                       LINE
           LUBRIN(r)

El Salvador A*H*A LINE(r)






                THE COMPANY'S INTERNATIONAL MARKETING STATUS



                     EXPECT TO MARKET WITHIN A YEAR*


EXPECT TO MARKET WITHIN A YEAR*        WORKING ON REGISTRATION*

Austria	       	LUBRIN(r)              Belgium        TRANS-VER-SAL(r)
              		TRANS-VER-SAL(r)
                                       Cyprus         APATATE(r)
Bangladesh     	LUBRIN(r)                             DECONAMINE(r)
	              	TRANS-VER-SAL(r)                      GLUTOFAC(r)

China         		NITROGLYN(r)           Dominican
                                       Republic       FORMULA 405(r)
Dominican
Republic      		CARMOL(r)              Egypt          CARMOL(r)
	              	DECONAMINE(r)                         DOAK LINE
	              	TRANS-VER-SAL(r)                      SULPHO-LAC(r)
                                                      TRANS-VER-SAL(r)
El Salvador    	CARMOL(r)
	              	TRANS-VER-SAL(r)       Guatemala      APATATE(r)
                                                      DECONAMINE(r)
France        		TRANS-VER-SAL(r) 12MM                 FORMULA 405(r)
                                                      IRCON(r)
Hong Kong       DUADACIN(r)                           LUBRIN(r)
                                                      TRANS-VER-SAL(r)
Ireland       		TRANS-VER-SAL(r)
                                       Israel         CARMOL 10 & 20(r)
Israel        		TRANS-VER-SAL(r)
                                       Malta          CARMOL(r)
Italy         		LE PONT(r)                            DECONAMINE(r)
                                                      I*L*X(r)
Korea         		FORMULA 405(r)                        IPSATOL(r)
              		LE PONT(r)                            TRANS-VER-SAL(r)

Lebanon       		DOAK LINE(r)           Panama         APATATE(r)
	              	TRANS-VER-SAL(r)                      DUADACIN(r)
                                                      GLUTOFAC(r)
Malaysia      		LUBRIN(r)                             IRCON(r)
	              	TRANS-VER-SAL(r)
                                       Russia         DUADACIN(r)
Mexico        		CARMOL 10 & 20(r)
	              	LE PONT(r)             Turkey         DECONAMINE(r)
	              	SULPHO-LAC(r)
                                       Yemen          DECONAMINE(r)
Singapore      	CARMOL 10 & 20(r)                     DUADACIN(r)
                                                      GLUTOFAC(r)
Turkey        		LUBRIN(r)
	              	TRANS-VER-SAL(r)

United Kingdom 	TRANS-VER-SAL(r)

Zimbabwe       	TRANS-VER-SAL(r)

* Although the Company anticipates that it will receive the necessary approvals to market its products in the countries listed above, there can be no assurance that such approvals will be received

Competition

	The distribution and marketing of pharmaceutical and health related products is highly competitive. The Company competes primarily against established pharmaceutical and consumer product companies which currently market products that are equivalent, or functionally similar, to those the Company markets. The Company seeks to compete based on targeted marketing, promotional programs, lower prices and better service. Direct competition is primarily limited by larger pharmaceutical companies unless "next generation" formulas are introduced. Most of the Company's competitors possess substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company competes for the manufacture of its products from suppliers who manufacture and supply such products to other companies, including those competitive with the Company's products.

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

	Specifically, the Company's DECONAMINE(r) product line, which currently has prescription status, falls under these monographs. Once a final monograph is issued by the FDA with respect to a product, the product historically can remain as a prescription product for up to one additional year. The Company anticipates that final monographs for the Company's DECONAMINE(r) product line, thereby converting the product line from prescription status to over-the-counter status, may be issued by the FDA at some time in the future. The Company currently intends to continue to market and distribute its DECONAMINE(r) line of products as prescription products as long as it may lawfully continue to do so. The Company is presently exploring its marketing and distribution strategy relating to its DECONAMINE(r) product line after final monographs covering these products are issued, and, as such, it is not currently possible for the Company to predict how its operations and financial condition will be affected, or whether it will have resources sufficient to aggressively market the DECONAMINE(r) line of products, if, and when, this product line is converted from prescription status to over-the-counter status.

	Further, the Company is required to file an Abbreviated New Drug Application "ANDA" with the FDA its DECONAMINE(r) SR product, which is expected to maintain the prescription status of this product beyond the final monograph. The cost of this application is approximately $900,000. The Company has entered into an agreement with Phoenix International to perform clinical studies required for the issuance of the ANDA. As of the date of this 10-K, the Company has paid approximately $225,000 with respect to this project. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE(r) SR would have a material adverse effect on the Company's business.

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

The statutes and regulations that govern the Company's business and activities are subject to change, and current political and public interest in pharmaceutical products may lead to changes in federal and state law may affect the Company and the way it does business. Management cannot anticipate what effect, if any, such legislation may have on the Company's operations.

Patents and Trademarks

     The products currently sold by the Company, with the exception of LUBRIN(r) and TRANS-VER-SAL(r) are not patented and the Company intends to pursue patents where it is logical, however, does not currently intend to apply for patents for all of its products. Products with benefits similar to those marketed by the Company could easily be developed by other companies.

The LUBRIN(r) and TRANS-VER-SAL(r) United States patents expire on August 31,1999 and October 18, 2005, respectively. Patents maintained by the Company for LUBRIN(r) and TRANS-VER-SAL(r) in other countries have various expiration dates.

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

Human Resources

	As of March 18, 1998, the Company employed 69 full and 40 part-time associates. The Company believes that its relationship with its associates is good.


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

	Richard H. Mann, D.P.M., P.A. is a doctor of podiatric medicine, board-certified in foot and ankle surgery and microscopic laser surgery of the foot, and a Fellow of the Academy of Ambulatory Foot Surgeons. Dr. Mann received his B.A. from City University of New York and his DPM from New York College of Podiatric Medicine. Dr. Mann has developed several new products in a wide variety of medical areas.

	David Parsons, M.D. is a board-certified ear, nose and throat surgeon, and a Fellow of the American College of Surgeons. He is a recognized as an international authority on paranasal sinus disease and has written the authoratative textbook on sinus care. Dr. Parsons enjoyed a 26-year Air Force career which included serving as the Consultant to the Surgeon General for Head & Neck Surgery, Vice Chairman of the Department of Otolarygology, Wilford Hall USAF Medical Center, and Clinical Professor of Otolarynogology/Head & Neck Surgery at the University of Texas-San Antonio and at the University of Colorado. Most recently, he was Professor of Surgery and Pediatrics at the University of Missouri-Columbia. Dr. Parsons received his M.D. degree from the University of Texas-Houston, and is now in private practice of Otolaryngology.

	Mitchell J. Spirt, M.D. is a doctor of internal medicine currently on faculty as Assistant Clinical Professor of Medicine at the UCLA
School of Medicine, California.  Dr. Spirt received his B.S. from
University Center of New York at Binghamton and received his M.D. from Mount Sinai Medical Center in New York. Dr. Spirt performed his internship and residency at Mount Sinai Medical Center, New York and a Fellow at the University of California at Los Angeles (UCLA).

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


Environmental Matters

     On April 8, 1994, the Company was apprised by the New York State Department of Environmental Conservation ("NYSDEC") that Doak's current leased manufacturing facility located on adjoining parcels at 67 Sylvester Street and at 62 Kinkel Street, Westbury, New York, is located in the New Cassel Industrial Area, which had been designated by the NYSDEC on the Registry of Inactive Hazardous Waste Sites (the "Registry"). The real property on which Doak's current manufacturing facility is situated is owned by and leased to the Company by Dermkraft, Inc., an entity owned by the former controlling shareholders and officers of Doak.

	On February 7, 1995, the Company was apprised by the NYSDEC that the current manufacturing facility will be excluded from the Registry. By letter dated April 21, 1995, the NYSDEC notified the Company that it intended to investigate the Company's current manufacturing facility to determine if hazardous substances had previously been deposited on that property. By letter dated October 24, 1995, NYSDEC notified Dermkraft, Inc. that the current manufacturing facility is included in or near an inactive hazardous waste site described as "Kinkel and Sylvester Streets" and that NYSDEC intends to conduct a Preliminary Site Assessment to study the site and immediate vicinity. The Company has been advised that NYSDEC has made a preliminary determination to include the 62 Kinkel Street portion of the current manufacturing facility on the Registry and that the 67 Sylvester Street portion of the facility will not be included, but those determinations could be changed before they are finalized. Thereafter, by letter dated May 3, 1996 and addressed to Dermkraft, Inc., the NYSDEC notified Dermkraft that the site at 62 Kinkel Street has been listed on the Registry due to the presence of trichloroethylene ("TCE") in soils and groundwater due to the use of TCE by LAKA Tools and Stamping and LAKA Industries, a former tenant from 1971 through 1984. The NYSDEC documents refer to Doak as the current tenant but do not refer to any activities of Doak or the Company as a basis for the listing in the Registry. The Company cannot at this time determine whether the cost associated with the investigation and required remediation, if any, of the current manufacturing facility will be material. With respect to the former manufacturing facility on Magnolia Avenue, which remains designated by the NYSDEC as part of the Registry, management believes, but no assurance can be given, that Doak will not be obligated to contribute to any remediation costs, if any are required.


Item 2.	Properties

	The Company leases 14,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, pursuant to a lease expiring on July 31, 1998 with Daniel Glassman, the Company's Chairman and President, and Iris Glassman, Mr. Glassman's wife and Treasurer of the Company. This lease is renewable at the Company's option. The Company currently intends to renew this lease for an additional two year term (the "Renewal Term"). Rent expense, including the Company's proportionate share of real estate taxes, was approximately $194,000 and $176,000 for 1997 and 1996, respectively.

	In connection with the Doak acquisition, Doak entered into a three year lease with the former principal stockholders of Doak for the Doak manufacturing facility (the "Doak Lease"). The Doak manufacturing facility is located in Westbury, New York and consists of approximately 11,000 square feet. The Doak Lease runs through February 1999 and rent expense is approximately $60,000 per annum.

	During 1997 and 1996, Doak leased additional warehouse space in a separate facility in Westbury, New York at a cost (based upon square footage utilized) of $67,500 and $55,400 per annum, respectively.

	During 1997 and 1996, the Company rented 760 square feet of office space in Chicago, Illinois at cost of $10,000 per annum.

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

There are no other material legal proceedings to which the Company is a party.


Item 4.	Submission of Matters to a Vote of Security Holders

 	No issues were submitted to a vote of the security holders of the Company during the fourth quarter of Fiscal 1997.



Item 5.	Market for Common Equity and Related Stockholder Matters.

	Shares of the Company's Class A Common Stock are traded on The Nasdaq Stock Market( under the trading symbol "BPRX." No other class of the Company's common stock is publicly traded.

	The following table sets forth the high and low sales prices for shares of the Company's Class A Common Stock on The Nasdaq Stock Market( for the periods indicated.

                                     						High Sale	        Low Sale


Fiscal year ended December 31, 1997
	First quarter			                           $ 1.44	  	        $ 0.81
	Second quarter			                          	 1.47 		           1.03
	Third quarter			    	                        1.63 	            1.10
	Fourth quarter			    	                       2.94		            1.50

Fiscal year ended December 31, 1996
	First quarter		                          	 $ 2.09  		        $ 1.09
	Second quarter			    	                       1.81		            1.22
	Third Quarter			    	                        1.66	             0.78
	Fourth quarter			    	                       1.53		            0.63

	On March 18, 1998 the last sale price for shares of the Company's Class A Common Stock as reported by the Nasdaq National Market was $2.34 per share. At March 18, 1998, there were approximately 250 registered holders of record of shares of Class A Common Stock. Based on information available to the Company, the Company believes that there are approximately 2,700 beneficial holders of shares of Class A Common Stock held in "street" or other nominee name at such date.

	The Company has not paid any dividends on its Common Stock since its organization in January 1985. The Company anticipates that for the foreseeable future, any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

	The Company has authorized an aggregate of 900,000 shares of Class B Common Stock, no par value per share, of which 431,552 shares were issued and outstanding at March 18, 1998. The Class B Common Stock is not publicly traded. The rights, preferences and limitations of the Class A and Class B Common Stock are equal and identical in all respects, except that the holders of the Class B Common Stock are entitled to elect a majority of the Company's directors and each share of Class A Common Stock entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Corporation for a vote, and each share of Class B Common Stock entitles the holder thereof to five votes upon certain matters (other than the election of directors) submitted to the stockholders of the Company for a vote.

	At March 18, 1998, there were outstanding 8,180,038 shares (exclusive of 157,715 shares held in treasury) of Class A Common Stock.

	This document may contain forward-looking statements which reflect management's current view of future events and operations. These forward-looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions are external factors and could produce significantly different results.


Item 6.	Management's Discussion and Analysis of Financial Condition
and  Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

	On December 31, 1997, the Company had working capital of $ 27,232, an increase of $2,856,032 over the December 31, 1996 negative working capital of $ ($ 2,828,800). The Company's working capital position for 1997 was positively affected by the final restructuring and subsequent closing of the Berlex transaction.

	During 1997, the Company effectively reduced its accounts payable and accrued expense balances, as compared to its balance at December 31, 1996, by $1,548,611. This was accomplished principally by the Company's utilization of its operating cash flow as well as proceeds from the CIT line of credit to settle outstanding amounts due to vendors. The Company was able to reduce accounts payable and accrued expenses by negotiating settlements with certain vendors and Berlex (as it related to accrued interest). The Company also instituted cost savings initiatives by reducing samples, materials and finished goods inventory on hand. The Company continues to reduce the impact of managed care and government contracts by canceling unprofitable contracts and increasing prices on others.

	The Company's 1997 working capital position was further favorably affected by the September 1997 Berlex Restructuring. At the Closing, on September 19, 1997, in satisfaction of all outstanding obligations then owing Berlex (approximately $2,500,000 in the aggregate), and in consideration of Berlex's release of its lien covering the Company's accounts receivable, the Company (i) paid to Berlex $1,150,000 in cash, plus accrued interest (the "Cash Payment"), (ii) issued to Berlex
450,000 shares of Class A Common Stock of the Company (which, when added with the other shares of Class A Common Stock previously issued to Berlex, represented, at the time of issuance, approximately 19% of the outstanding Class A Common Stock of the Company) and (iii) agreed to issue to Berlex, when permissible in accordance with applicable state corporate law, warrants entitling Berlex to purchase, under certain conditions, up to an additional 750,000 shares of Class A Common Stock at an exercise price of $1.25 per share. These warrants are subject to certain antidulution provisions and expire two years after issuance, subject to extension under certain conditions.

	In order to raise the funds necessary for the Company to make the Cash Payment to Berlex, the Company, concurrently with the Closing, entered into a $3,000,000 revolving credit facility with CIT. Advances under this facility are calculated pursuant to a formula which is based upon the Company's then "eligible" accounts receivable and inventory levels. This line of credit has an initial term of three years and is renewable for successive periods of two years each. Interest accrues on amounts from time to time outstanding under this facility at the rate equal to the prime rate of interest from time to time announced by The Chase Manhattan Bank as its prime rate of interest plus 2-1/4%. The Company's obligations under this credit facility have been secured by the grant by the Company to CIT of a lien upon, and the pledge of a security in, substantially all of the Company's assets, including the Company's accounts receivable, inventory and intangible assets (subject to prior liens). The credit facility contains certain covenants and restrictions concerning the Company's operations, generally, and the Company's obligations under this facility have been personally guaranteed, to a limited extent, by Daniel Glassman, the Company's Chairman of the Board and Chief Executive Officer.

 Accounts Receivable decreased by approximately $1,000,000 over the 1996 amounts due to more timely receipt and processing of chargebacks. The accrual for chargebacks and rebates decreased by approximately $400,000 reflecting the above improvement in the receipt and processing of chargebacks, $357,000 in monetary concessions and the release of $229,000 of previously recorded reserves for chargebacks and rebates.

 It is not currently possible for the Company to predict how its operations and financial condition will be affected if the DECONAMINE product line is converted from prescription status to over-the-counter status (see "Item 1 - Government Regulation").

	Further, the Company is required to file an Abbreviated New Drug Application "ANDA" with the FDA for its DECONAMINE(r) SR product, which is expected to maintain the prescription status of this product beyond the final monograph. The cost of this application is approximately $900,000. The Company has entered into an agreement with Phoenix International to perform clinical studies required for the issuance of the ANDA. As of the date of this 10-K, the Company has paid approximately $225,000 with respect to this project. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE(r) SR would have a material adverse effect on the Company's business.

 Effective January 1997, the Company implemented a 401(k) Retirement Plan for employees whereby the Company will match employee contributions up to 25% of the employee's first 6% of contributions with shares of the Company's Class A Common Stock. The Company expensed $28,600 during Fiscal 1997 based upon current participants in the plan.

	In addition, the Company, during January 1997, began a program to repurchase in open market transactions over the next twenty-four months, up to 5% of its outstanding Class A Common Stock. As of March 18, 1998, the Company has repurchased 157,715 shares of Class A Common Stock at a total cost of $254,200. These shares are held by the Company as treasury shares to be used for purposes deemed necessary by the Company's Board of Directors, including funding the Company's 401(k) Retirement Plan matching contribution.

 Based upon a review of its computer operations, the Company has determined that its costs related to the Year 2000 problem will be insignificant. The Company has no internally developed software that it utilizes for its operations, but uses software which is compatible with the Year 2000. The Company expects to upgrade its system in late 1998 or early 1999 and will receive that upgrade in the normal course of business. However, to the extend that vendors and customer or other third parties with whom the Company transmits data electronically are not Year 2000 compliant, there can be no assurance that any resulting problems will not have a material adverse effect on the Company.

 	This document may contain forward-looking statements which reflect management's current views of future events and operations. These forward looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions are external factors and could produce significantly different results.


Seasonality

	Net sales of DECONAMINE product line accounted for approximately 45%, 51% and 40%, respectively, of the Company's 1997, 1996 and 1995 net sales. Consequently, revenues from these products generally are, and will be, determined by the severity of the cough/cold/flu season. The Company promotes these products for allergy symptoms during the spring and summer months in an effort to smooth the seasonality of these sales.


Effects of Inflation

	Management believes that the Company's operations will not be adversely affected by the future impact of inflation on sales and results of operations.

Results of Operations

 Net Sales for 1997 were $15,024,000, representing an increase of $2,225,000, or approximately 18% from 1996. The increase in net sales for Fiscal 1997 is primarily due to (i) an increase in the net average selling prices (after trade price adjustments) of DECONAMINE and (ii) strong growth from DOAK's products.

	DECONAMINE unit sales during 1997 decreased by approximately $0.8 million, or 6%, because the Company cancelled contracts with managed care organizations, buying groups and the United States Government which fell below targeted profit contributions. This decrease, which was planned by the Company, was offset by renegotiated higher prices on certain managed care and government contracts, the effect of which the Company has, and will continue to, recognize in future periods. Chargebacks and rebates, principally relating to DECONAMINE SR and CARMOL, were $5.5 million for 1997 versus $6.5 million for 1996.

	The Company's analysis of the trend in actual chargebacks and rebates resulted in a decrease in the percentage used to adjust gross sales to net sales for the second quarter of 1997, resulting in increased net sales and net income of $45,000. Additionally, during the second quarter of 1997, the Company released approximately $229,000 of the previously established chargeback and rebate reserves, resulting in an increase to net sales and net income. During 1997 and 1996, the Company received monetary concessions of approximately $357,000 and $275,000, respectively from managed care vendors receiving rebates.

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

 Cost of Sales for 1997 were $ 4,193,000, compared to 1996 cost of sales which were $3,311,000, representing an increase of $882,000, or approximately 27%. This increase was primarily due to a change in the Company's sales product mix, including stronger growth at the DOAK subsidiary which maintains a higher Cost of Sales versus KENWOOD. The Company's gross profit margin for 1997 was 72% as compared to 74% during Fiscal 1996, due to the change in product mix towards more Doak products.

 Selling, General and Administrative Expenses were $ 8,085,000 for 1997, representing an increase of $ 1,137,000, or 16%. This increase was primarily the result of increased sales activities, including the addition of sales representatives as well as increased sampling and promotion. In 1996, the Company received monetary concessions of approximately $125,000 from its vendors and suppliers for immediate payments from the proceeds of the Company's legal settlement. The Company will continue to review and institute cost savings in the future.

 Depreciation and Amortization Expenses for 1997 were $ 1,489,000, representing a decrease of 20%, as compared to 1996. This decrease was principally due to the restructuring of the Berlex transaction as well as the re-estimating of the DECONAMINE amortization period.

 Other Income for 1996 was $1,645,000, representing the settlement of a lawsuit involving the Company's Canadian distributor.

 Interest Expense - Net for 1997 decreased by $ 259,000, or 46% from the corresponding period in 1996 due to renegotiating outstanding debt with Berlex.

 Income Taxes - The income tax expense reflects the benefit derived from previously reserved deferred tax assets, principally net operation loss carryforwards. Income tax expense in 1997 was $58,000, or 6% of income before taxes versus $150,000 in 1996, or 9% of income before taxes.

 Net Income for 1997 was $ 906,000, representing a decrease of $ 692,000 from net income of $1,599,000 during 1996. This decrease was principally a result of the impact of the Company's recognizing the aforementioned legal settlement involving the Company's Canadian distributor, net of expenses, of $1,645,000.

 Net Income Per Common Share for 1997 was $0.11 per common share, representing a decrease for Fiscal 1997 of $0.11, as compared with net income for 1996 of $0.22 per common share.

Item 7.		Financial Statements and Supplementary Data

  The financial statements required by Item 7 are appended to this Form 10-KSB.

Item 8.  	Changes in and Disagreements with Accountants on Accounting and
         	Financial Disclosure

  None


Item 9.		Directors and Executive Officers

	The directors and executive officers of the Company are as follows:


                                       Age           Position(s)

Daniel Glassman                        55      Chairman of the Board, President
                                               and Chief Executive Officer

Iris S. Glassman                       55      Treasurer and Director

David H. Hillman                       57      Secretary and Director

Dr. Philip McGinn                      71      Director


Alan G. Wolin, Ph.D.                   65      Director

Robert Dubin                           50      Vice President, Sales

Gene L. Goldberg                       60      Senior Vice President-Marketing
                                               & Business  Planning

Maurice Woosley                        57      President, Bradley International

	Daniel Glassman is the founder of the Company and has served as its Chief Executive Officer since the Company's inception in January 1985. Mr. Glassman has also served as the Company's Chairman of the Board since January 1985. Mr. Glassman has also served as President of the Company since February 1991. Mr. Glassman, a registered pharmacist, is also Chairman of the Board of Banyan Communications Group, Inc., a communications company controlled by Mr. Glassman ("Banyan"). Banyan encompasses two marketing research organizations (Danis Research and Hospital Research Associates) and an advertising agency (Daniel Glassman Advertising). Mr. Glassman has operated these companies for more than the last eighteen years. Mr. Glassman was previously Vice President for Client Services for Medicus Communications, Inc., where he directed marketing programs for pharmaceutical companies such as Procter & Gamble, Rorer, Schering-Plough Corporation, and Merrill-Dow, Inc. Mr. Glassman is the husband of Iris Glassman, the Treasurer and a director of the Company. Mr. Glassman is also Chairman of the Board, President and Chief Executive Officer of Doak, Bradley Pharmaceuticals (Canada), Inc. and Bradley Pharmaceuticals, Overseas, Ltd., Inc., each a subsidiary of the Company.

	Iris S. Glassman has served as Treasurer of the Company since its inception in 1985. Mrs. Glassman has also served as a director of the Company from January 1985. Mrs. Glassman is the wife of Daniel Glassman and has fifteen years of diversified administrative and financial management experience, including serving in the capacity of Secretary of Banyan.

	David H. Hillman has served as Secretary of the Company since 1985 and as a director of the Company from January 1990. For more than the past five years, Mr. Hillman has also served as a director of Banyan and since 1990, as President of Banyan's Health Care Division and Treasurer of Banyan. Mr. Hillman, a registered pharmacist, has also served as President of Hospital Research Associates, a division of Banyan engaged in the business of conducting market research for the pharmaceutical industry since 1983. Mr. Hillman has over sixteen years of market research, sales and marketing experience, including product group manager for Lederle Laboratories.

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

	Robert Dubin, R.Ph. has served as Vice President, Sales and Contract Administration since 1997. Prior experience as a manufacturer of food products for a major U.S. food distributor. Previously held Consultant Pharmacist position for a major group of nursing homes in the Chicago area; also owner/operator of 15 pharmacies and health clinics.

	Gene L. Goldberg has served as Senior Vice President - Marketing and Business Planning of the Company since January 1, 1997 Formerly Executive Vice President of Daniel Glassman Advertising and Vice President and Account Supervisor for William Douglas McAdams. Also garnered experience as Senior Product Manager for USV Pharmaceutical Corporation, division of Revlon Healthcare Group; Project Director in Market Research at McAdams, Geigy Pharmaceutical Company and Lea-Mendota Research Group.

	Maurice Woosley has served as President of the Company's international division and Vice President since January 1997. From May 1996 to December 1996, Mr. Woosley served as Vice President of the Company's international division. From November 1994 to April 1996, Mr. Woosley served as Worldwide Marketing Director of Datascope, Inc., a New Jersey based medical device manufacturer. From September 1990 to October 1994, Mr. Woosley served as Global Marketing Director for Davis & Geck, a New Jersey based medical product manufacturer.

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

	Robert Corbo has served as Vice President Quality Assurance since 1997 and as Quality Assurance/Control Director of the Company since
March 1993.  From 1989 to 1993, Mr. Corbo served as Quality
Assurance/Control manager for Par Pharmaceuticals, a New York based generic pharmaceutical manufacturer.

	Glenn Wilson has served as plant supervisor at the Company's Doak Dermatologics, Inc. subsidiary since April 1994. From 1990 to 1994, Mr. Wilson served as production manager for Gemini Pharmaceuticals, a New York based pharmaceutical company.


Section 16(a) Beneficial Ownership Reporting Compliance

	Daniel Glassman, the Company's President, Chairman of the Board and Chief Executive Officer, may be deemed to have failed to file a Form 4 in May 1995 disclosing a Pledge of 254,311 Class B shares then owned by Daniel Glassman to secure obligations of Daniel Glassman to an unaffiliated thrid party lender and its ramnifications (while the Pledge resulted in shares of Class B Common Stock being converted into shares of Class A Common Stock, it did not result in any increase or decrease in the total number of shares of capital stock outstanding). Each subsequently filed Form 4 by Mr. Glassman (Form 4's were filed in each month from May 1995 through December 1995, in January, April, June, July, August, October, November, December 1996 and in January, February and March 1997 failed to take into account or give effect to the Pledge. Mr. Glassman has advised the Company that he will amend each Form 4 filings since the Pledge to appropriately disclose and give effect to the Pledge.

	To the Company's knowledge, none of the Company's other directors, executive officers or beneficial owners of 10% or more of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act during Fiscal 1997.


Item 10.	Executive Compensation

	Summary Compensation Table

	The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued during the fiscal years ended December 31, 1997, 1996 and 1995, to Daniel Glassman, the Company's President and Chief Executive Officer, Robert Dubin, Vice President of Sales, Gene L. Goldberg, Senior Vice President of Marketing and Business Planning and Maurice Woosley, President, Bradley International. No other executive officer of the Company earned total annual salary and bonus for Fiscal 1997 in all capacities in which such person served the Company in excess of $100,000. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during Fiscal 1997 to the executive officers named in the following table except as set forth below:





                               Annual Compensation             Long-Term
                                                              Compensation
                                                                Awards



Name and Principal Position  Year     Salary    Bonus    Securities Underlying
                                                              Options(1)


Daniel Glassman             1997     $128,900    -0-              -0-
  President and             1996     $122,500    -0-           404,500(2)
  Chief Executive           1995     $ 75,200    -0-           359,589(3)
  Officer


Robert Dubin                1997     $100,600    -0-              -0-
  Vice President of Sales   1996      $70,600  $20,000           7,500
  and Contract Admini-      1995      $50,900    -0-             7,500
  stration


Gene L. Goldberg            1997     $129,400    -0-              -0-
  Senior Vice  President    1996        N/A      N/A              N/A
  Marketing and Business    1995        N/A      N/A              N/A
  Planning


Maurice Woosley             1997     $114,500    -0-              -0-
  President, Bradley        1996      $68,800    -0-             18,000
  International             1995        N/A      N/A              N/A

(1)	All of these options are exercisable into shares of Class A Common
Stock.

(2)	Of these shares, 31,500 shares underlie options granted on
December 5, 1996 to replace a like number of options previously granted to Mr. Glassman which expired by their terms. These options are exercisable at any time prior to December 4, 2001 at an exercise price of $0.825 per share, 110% of the fair market value for shares of Class A Common Stock on the date of grant. The remaining 373,000 shares underlie options which were repriced by the Company on April 18, 1996. These repriced options vest at various times through 1998 and are exercisable at various times through 2000 at an exercise price of approximately $1.44 per share, 110% of the fair market value for shares of Class A Common Stock on the date of repricing. See "Report on Repricing of Options" below.

(3)	Of these shares, 341,589 shares underlie options granted on
December 5, 1995. These options are exercisable at any time prior to December 4, 2000 at an exercise price of $1.16875 per share, 110% of the fair market value for shares of Class A Common Stock on the date of grant. These options were granted by agreement with the Company in consideration for Mr. Glassman's agreement to retire 341,589 shares of Class B Common Stock previously distributed to him. The remaining 18,000 shares underlie options granted on September 12, 1995, which options expire during 2000 and vest in equal, one third increments in 1996, 1997 and 1998. The exercise price for these 18,000 options was originally $3.7125 per share, approximately 110% of the fair market value for shares of Class A Common Stock on the original date of grant. These 18,000 options comprise a portion of the 373,000 options owned by Mr. Glassman which were repriced by the Company on April 18, 1996. See "Report on Repricing of Options" below.

	Option Grants in 1997

	The following table sets forth information concerning outstanding options to purchase shares of the Company's Class A Common Stock granted during 1997 by the Company to Alan Wolin, a director during 1997.
Neither options to purchase shares of Class B Common Stock nor stock appreciation rights were granted by the Company during 1997. The exercise prices for all options reported below are not less than 100% of the per share market prices for Class A Common Stock on their dates of grant.


                          Individual Grants

                                    % of Total Options
              Number of Securities     Granted To       Exercise or
              Underlying Options       Employees           Base      Expiration
Name              Granted           in Fiscal 1996(1)   Price ($/Sh)   Date

Alan Wolin        15,000               22.06%              1.25       05/11/07

            	Aggregated Option Exercises in Fiscal 1997 and
	                   Fiscal Year-End Option Values

	The following table presents the value, on an aggregate basis, as of December 31, 1997, of outstanding stock options held by the executive officers of the Company listed in the Summary Compensation Table above. No stock options were exercised by the executive officers listed below during Fiscal 1997.

                                                      Value of Unexercised
                    Number of Securities Underlying     In-The-Money
                    Unexercised Options at                Options
                      Fiscal Year-End                 at Fiscal Year-End(1)



Name                  Exercisable   Unexercisable     Exercisable  Unexercisable

Daniel Glassman        721,089        6,000             $521,208     $3,337
____________________


(1)	Based on the closing sale price of $2.000 per share of Class A
Common Stock on December 31, 1997, as reported by NASDAQ.

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

	On August 29, 1997, Alan G. Wolin, Ph.D., was granted options to purchase up to 15,000 shares of Class A Common Stock of the Company at an exercise price of $1.25 per share (the fair market value per share of Class A Common Stock as of the date of grant). These options vest in three equal and annual installments commencing on May 12, 1998 and expire on May 11, 2007.


                 	Report on Repricing of Options

	The following table sets forth certain information regarding options that were repriced by the executive officers of the Company listed in the Summary Compensation Table above and the directors of the Company in 1996.

                                   Weighted Average     Weighted Average
                    Number of       Exercise Price          Price
Optionee         Options Repriced  Before Repricing     After Repricing

Daniel Glassman      373,000            $3.72                $1.44

Iris S. Glassman     145,192            $3.41                $1.31

David Hillman         28,750            $3.17                $1.54

Alan G. Wolin          2,300            $3.09                $1.69




Item 11.	Security Ownership of Certain Beneficial Owners and
Management

	The following table sets forth certain information as of December 31, 1997, regarding the ownership of the Company's Class A and Class B Common Stock by (i) each director of the Company, (ii) the executive officers of the Company named in the Summary Compensation Table set forth elsewhere in this document, (iii) each beneficial owner of more than five percent of the Class A and Class B Common Stock of the Company known by management and (iv) all directors and executive officers of the Company, as a group, and the percentage of outstanding shares of Class A and Class B Common Stock beneficially held by them on that date.

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


                         Amount and Nature
                       of Beneficial Owner(1)(2)        Percent of Class(2)
Name of Address of       Class A      Class B             Class A     Class B
Beneficial Owner

Daniel Glassman       1,098,142(3)  316,736(4)            12.76%      73.39%
383 Route 46 West
Fairfield, NJ

Iris S. Glassman        231,373(5)   37,283(6)             2.69%       8.64%
383 Route 46 West
Fairfield, NJ

David H. Hillman        117,433(7)   43,610                1.36%      10.11%
383 Route 46 West
Fairfield, NJ

Philip McGinn, Jr.        6,528(8)    -0-                   *           -
383 Route 46 West
Fairfield, NJ

Alan G. Wolin            65,730(9)    -0-                   *           -
383 Route 46 West
Fairfield, NJ

Robert S. Dubin           7,500(11)   -0-                   *           -
383 Route 46 West
Fairfield, NJ

Gene L. Goldberg         54,722(10)  10,192                 *         2.36%
383 Route 46 West
Fairfield, NJ

Maurice Woosley           7,752(12)   -0-                   *           -
383 Route 46 West
Fairfield, NJ

Berlex Laboratories,Inc. 1,450,000    -0-                 16.85%        -
110 East Hanover Avenue
Cedar Knolls, NJ

All executive officers   1,589,180   407,821(4)(6)        18.47%      94.50%
and Directors as a group (3)(4)(5)
(6 Persons)              (6)(7)(8)
                         (9)(10)(11)
                         (12)

* Represents less than one percent





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

(3) 	Includes 316,736 shares issuable upon conversion of a like number of shares of Class B Common Stock. Of these shares, 54,117 shares are owned indirectly by Mr. Glassman through affiliates and 721,089 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman's affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his wife, Iris S. Glassman.

(4) 	Includes 26,098 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman's affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris S. Glassman, Mr. Glassman's wife.

(5) 	Includes 37,283 shares issuable upon conversion of a like number of shares of Class B Common Stock, 6,800 shares owned indirectly by Mrs. Glassman through affiliates, 25,220 shares owned indirectly by Mrs. Glassman as trustee for her children's trusts and 162,070 shares underlying presently exercisable options. Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her husband, Daniel Glassman.

(6) 	Includes 20,880 shares owned indirectly by Mrs. Glassman as
trustee for the Bradley Glassman 1995 Trust. Mrs. Glassman disclaims beneficial ownership over all shares of Class B Common Stock beneficially owned by her husband, Daniel Glassman.

(7) 	Includes 43,610 shares issuable upon conversion of a like number of shares of Class B Common Stock, 1,780 shares owned indirectly by Mr. Hillman through an affiliate and 65,568 shares underlying presently exercisable options. Mr. Hillman's affiliate has disclaimed beneficial ownership over shares owned by it.

(8) 	Includes 5,000 shares underlying presently exercisable options.

(9) 	Includes 2,300 shares underlying presently exercisable options.

(10) Includes 10,192 shares issuable upon conversion of a like number of shares of Class B Common Stock. Of these shares 44,446 shares underlie presently exercisable options.

(11) Includes 7,500 shares underlying presently exercisable options.

(12)	Includes 6,000 shares underlying presently exercisable options.

Item 12.	Certain Relationships and Related Transactions

	During Fiscal 1997, the Company received administrative support services (consisting principally of advertising services, mailing, copying, data processing and other office service) which were charged to operations from Banyan, an affiliated company amounting to $135,000.


	In connection with the Company's satisfaction in June 1996 of the $1.86 million current liability then owning to Berlex, the Company borrowed $100,000 from various trusts established for the benefit of the children of Mr. Glassman and Iris S. Glassman, Mr. Glassman's wife and Treasurer and a Director of the Company. This $100,000 loan was repaid on September 30, 1996 together with accrued interest at the rate of 16% per annum (approximately $4,100).

	The Company rents its Fairfield, New Jersey operating facility from Daniel Glassman and Iris S. Glassman pursuant to a lease expiring on July 31, 1998. This lease is renewable, at the option of the Company, for an additional one year term. Rent expense, including an allocated portion of real estate taxes, was approximately $194,000 and $176,000, respectively, for Fiscal 1997 and Fiscal 1996.

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

Item 13.	Exhibits, List and Reports on Form 8-K


(a)	During the fourth quarter of 1997, the Company filed no current reports on Form 8-K with respect to the items and financial statements listed below:

(b) Exhibits


Exhibit
Number				Description of Document

3.1		Certificate of Incorporation of the Company, as amended
     (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
3.2		By-laws of the Registrant, as amended (Incorporated by
     reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB
     for the year ended December 31, 1996)
4.1		Placement Agent's Unit Purchase Option (Incorporated by
     reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
10.1	 1990 Stock Option Plan, as amended (Incorporated by
      reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996
10.2		Form of 11% Subordinated Note dated June 14, 1990
     (Incorporated by reference to exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-36120)
10.3		Asset Purchase Agreement between the Company and Hoechst
      Roussel Pharmaceuticals Incorporated (Incorporated by reference to
      Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-36120)
10.4		Asset Purchase Agreement dated December 15, 1992 between the
      Company, Upsher Smith and Kenneth Evenstad (Incorporated by reference to
      Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated December 15, 1992)
10.5		Manufacturing Agreement dated December 15, 1992 between the
      Company, Upsher Smith and Kenneth Evenstad (Incorporated by reference to
      Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated December 15, 1992)
10.6		Asset Purchase Agreement dated March 30, 1993 between the
      Company and Tsumura Medical Inc. (Incorporated by reference to Exhibit
      10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)
10.7		Trademark Security Agreement dated March 30, 1993 between
      the Company and Tsumura International Inc. (Incorporated by reference to
      Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
10.8		Purchase Agreement dated November 10, 1993 between Berlex
      and the Company, as amended by Amendments Numbers One and Two thereto, dated November 19, 1993 and December 9, 1993, respectively (Incorporated by reference to Exhibits 10.1 through 10.3 to the Company's Current Report on Form 8-K for an event dated December 10, 1993)
10.9		Trademark Security Agreement dated December 9, 1993 between
      Berlex and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K for an event dated December 10,
      1993)
10.10		Supply and Distribution Agreement dated December 9, 1993
       between Berlex and the Company (Incorporated by reference to Exhibit
       10.5 to the Company's Current Report on Form 8-K for an event dated December 10, 1993)
10.11		Stock Purchase Agreement dated as of January 31, 1994 among
       the Company, Doak and the Krafchuks (Incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated February 14, 1994)
10.12		Form of Plan of Merger dated as of January 31, 1994 between
       Doak and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated February 14,
       1994)
10.13		Consulting Agreement dated as of January 31, 1994 between
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
10.24		Amendment No. 6 to Asset Purchase Agreement, dated as of
       September 19, 1997, between the Company and Berlex
10.25		Warrant to Purchase up to 750,000 Shares of Class A Common
       Stock of the Company issued to Berlex
10.26		Loan and Security Agreement, dated as of September 19, 1997, among CIT, the Company, Doak, Bradley Pharmaceuticals (Canada), Inc. and Bradley Pharmaceuticals Overseas, Ltd.
10.27		Assignment, Security Agreement and Mortgage - Trademarks and
       Patents, dated as of September 19, 1997, between the Company and CIT
10.28		Assignment, Security Agreement and Mortgage - Trademarks,
       dated as of September 19, 1997, between Doak and CIT
10.29		Guaranty dated September 19, 1997 of Daniel Glassman Issued
       to CIT
21.1		 Subsidiaries of the Registrant (Incorporated by reference to
       Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
23.2		 Consent of Grant Thornton LLP
24.1		 Power of Attorney (see page II-5)


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              			BRADLEY PHARMACEUTICALS, INC.


                              			By/s/ Daniel Glassman_____________
                                			Daniel Glassman
                                			Chairman of the Board

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE			             	SIGNATURE                    			TITLE

March 18, 1998   	/s/Daniel Glassman         		Chairman of the Board
		                   Daniel Glassman)       			President and Chief
					                                         	Financial Officer
			                                         			(Principal Executive Officer)

March 18, 1998   	/s/Iris Glassman            	Treasurer and Director
		                (Iris Glassman)

March 18, 1998   	/s/David H. Hillman       			Secretary and Director
		                (David H. Hillman)

March 18, 1998    /s/Alan Wolin               	Director
		                (Dr. Alan Wolin)

March 18, 1998   	/s/Philip McGinn            	Director
		                 (Dr. Philip McGinn)