Form 10QSB
period 1998-03-31
BRADLEY PHARMACEUTICALS INC
filed 1998-05-14
CIK 864268

U.S. Securities and Exchange Commission
                       	Washington, D.C.  20549

                            	Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     		March 31, 1998

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              			 to
      Commission file number 	               			0-18881

                      	BRADLEY PHARMACEUTICALS, INC.
    	(Exact name of small business issuer as specified in its charter)

              New Jersey	                       				22-2581418
   (State or other jurisdiction of             			(IRS Employer
    incorporation or organization)              			Identification No.)

                    	383 Route 46 W., Fairfield, NJ
                	(Address of principal executive offices)

                            	973-882-1505

						                           N/A
	          (Former name, former address and former fiscal year,
            if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Title of Each Class        		Number of Shares Outstanding
              of Common Stock        		    as of May 8, 1998
              -------------------          ----------------------------
            Class A, No Par Value	                8,181,948
            Class B, No Par Value	              	   431,552

Transitional Small Business Disclosure Format (check one):
Yes [ ]  	No [X]

                   	BRADLEY PHARMACEUTICALS, INC.

                     	INDEX TO FORM 10 - QSB

                        	March 31, 1998


                                                                     Page
                                                                    Number
Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         March 31, 1998                                              	3

         Condensed Consolidated Statements of
         Operations - three months ended March 31,
         1998 and 1997                                               	4

         Condensed Consolidated Statements of Cash
         Flows - three months ended March 31, 1998
         and 1997                                                    	5

         Condensed Notes to Consolidated Financial
         Statements                                                  	7

         Management's Discussion and Analysis                        	8

Part II - Other Information

        	Item 1.  Legal Proceedings                                		11
        	Item 5.  Other Information                                		12
         Item 6.  Exhibits and Reports on Form 8-K                  	13

         Signatures                                                 	14




                                    2