Form 10QSB
period 1998-06-30
BRADLEY PHARMACEUTICALS INC
filed 1998-08-06
CIK 864268

U.S. Securities and Exchange Commission
                    	Washington, D.C.  20549

                         	Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                      0-18881

                  	BRADLEY PHARMACEUTICALS, INC.
	(Exact name of small business issuer as specified in its charter)

         Delaware                           22-2581418
(State or other jurisdiction of            	(IRS Employer
incorporation or organization              	Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Title of Each Class         		Number of Shares Outstanding
                  of Common Stock          		    as of August 2, 1998

               Class A, No Par Value                8,188,281
               Class B, No Par Value                  431,552

Transitional Small Business Disclosure Format (check one):
Yes  [ ]  	No [X]










                    	BRADLEY PHARMACEUTICALS, INC.

                      	INDEX TO FORM 10 - QSB

                          	June 30, 1998


                                                                   Page
                                                                  Number



Part I - Financial Information

         Financial Statements (unaudited):

             Condensed Consolidated Balance Sheet -
             June 30, 1998                                          3

             Condensed Consolidated Statements of
             Operations - three and six months ended
             June 30, 1998 and 1997                                 4

             Condensed Consolidated Statements of Cash
             Flows - six months ended June 30, 1998 and
             1997                                                   5

             Condensed Notes to Consolidated Financial
             Statements                                             7

             Management's Discussion and Analysis                   8

Part II - Other Information

             Item 1.  Legal Proceedings                            12
             Item 5.  Other Information                            13
             Item 6.  Exhibits and Reports on Form 8-K             14

             Signatures                                            15







                                   2