Form 10QSB
period 1998-09-30
BRADLEY PHARMACEUTICALS INC
filed 1998-11-13
CIK 864268

U.S. Securities and Exchange Commission
                       	Washington, D.C.  20549

                            	Form 10-QSB

(Mark One)

[X]     	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1998
                                              ------------------
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
         Commission file number            0-18881
                                           -------
                      	BRADLEY PHARMACEUTICALS, INC.
                       -----------------------------
      	(Exact name of small business issuer as specified in its charter)

             Delaware                             22-2581418
             --------                             ----------
  (State or other jurisdiction of                (IRS Employer
   incorporation or organization)               Identification No.)

                     	383 Route 46 W., Fairfield, NJ
                      ------------------------------
                	(Address of principal executive offices)

                            	(973) 882-1505
                             --------------

                                   N/A
                                   ---
(Former name, former address and former fiscal year, if changed since last re-port)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       Title of Each Class    		Number of Shares Outstanding
                          of Common Stock   		    as of October 30, 1998
                       -------------------      ----------------------------
                      Class A, No Par Value      	     8,188,281
                      Class B, No Par Value              431,552

Transitional Small Business Disclosure Format (check one):
YES       NO   X
              ---






                    	BRADLEY PHARMACEUTICALS, INC.

                       INDEX TO FORM 10 - QSB

                          September 30, 1998


                                                                 Page
                                                               Number

Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         September 30, 1998                                      	3

         Condensed Consolidated Statements of
         Operations - three and nine months ended
         September 30, 1998 and 1997                             	4

         Condensed Consolidated Statements of Cash
         Flows - nine months ended September 30, 1998
         and 1997                                                	5

         Condensed Notes to Consolidated Financial Statements    	7

         Management's Discussion and Analysis                    	8

Part II - Other Information

         Item 1.  Legal Proceedings                              12
         Item 5.  Other Information                             	13
         Item 6.  Exhibits and Reports on Form 8-K              	14

         Signatures                                             	15






                                    2