Form 10KSB
period 1998-12-31
BRADLEY PHARMACEUTICALS INC
filed 1999-03-31
CIK 864268

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal year December 31, 1998

        [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

                  Commission File Number 0-18881


                    BRADLEY PHARMACEUTICALS, INC.
                 ----------------------------------
            (Name of small business issuer in its charter)

         DELAWARE                                 22-2581418
 (State or other jurisdiction of           (I.R.S. Employer
 inccorporation or organization)           Identification Number)

     383 Route 46 West, Fairfield, NJ                     07004
 (Address of principal executive offices)               (Zip Code)

 (Registrant's telephone number including area code): 973-882-1505

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A Common
  Stock,  $.01 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X    No
         -----      ------
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $15,850,000

The aggregate market value of the Class A voting stock held by nonaffiliates of the Registrant as of March 9, 1999 was approximately $10,760,000. This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 9, 1999, the number of outstanding shares of each of the registrant's classes of Common Stock were as follows:
                                       Number of shares outstanding
     Title of each class                  as of March 9, 1999
     -------------------               ----------------------------
        Class A                                8,193,551
        Class B                                  431,522

Documents incorporated by reference:	None



                                 PART I

Item 1		Business

General

The Company

Bradley Pharmaceuticals, Inc. (the "Company") markets over-the-counter and prescription pharmaceutical and health related products. The Company's product line currently includes dermatological brands (marketed by the Company's wholly owned subsidiary, Doak Dermatologics, Inc. ("Doak") and nutritional, respira-tory, personal hygiene and internal medicine brands (marketed by the Company's Kenwood Laboratories division ("Kenwood"). All of the Company's product lines are manufactured and supplied by independent contractors under the Company's quality control standards and marketed primarily to wholesalers. The whole-salers, in turn, distribute the Company's products to retail outlets and health-care institutions throughout the United States and to distributors in selected international markets.

The Company's growth strategy has been to make acquisitions of established products from major pharmaceutical organizations that the Company believes require intensified marketing and promotional attention. The Company believes that significant growth opportunities exist in this market niche as a result of the divestiture by major pharmaceutical companies of certain established product lines that have become less profitable in relation to their other products. As a result, the Company has acquired, and intends to continue to acquire, rights to manufacture and market pharmaceutical and health related products which are effective and for which a demonstrated market exists, but which are not actively promoted and where the surrounding competitive environ-ment does not necessarily include major pharmaceutical companies.

The Company's ability to make further product acquisitions will depend, among other things, on the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and its ability to consummate acquisitions on favorable terms. Because there can be no assurance that the Company will be able to consummate in a timely way attractive acquisitions on favorable terms, management has and will also continue to focus on developing and extending its existing acquired product lines.

The Company's most significant acquisition to date was in December 1993, when the DECONAMINE(R) cold/flu/allergy product line was purchased from Berlex Laboratories, Inc., a subsidiary of Schering AG ("Berlex") On September 19, 1997 (the "closing"), in satisfaction of all outstanding obligations then owed to Berlex (approximately $2,500,000 in the aggregate), and in consideration of Berlex's release of its lien covering the Company's accounts receivable, the Company (i) paid to Berlex $1,150,000 million in cash, plus accrued interest (the "Cash Payment"), (ii) issued to Berlex 450,000 shares of Class A Common Stock of the Company (which, when added with the other shares of Class A Common Stock previously issued to Berlex, at the time of issuance, approximately 19% of the outstanding Class A Common Stock of the Company) and (iii) agreed to issue Berlex, when permissible in accordance with applicable state corporate law, warrants entitling Berlex to purchase, under certain conditions, up to an additional 750,000 shares of Class A Common Stock at an exercise price of $1.25 per share. These warrants are subject to certain anti-dilution provisions and expire two years after issuance, subject to extension under certain conditions.

In order to raise the funds necessary for the Company to make the Cash Payment to Berlex, the Company, concurrently with the Closing, entered into a $3,000,000 revolving credit facility with CIT Group/Credit Finance, Inc. ("CIT"). Advances under this facility are calculated pursuant to a formula, which is based upon the Company's then "eligible" accounts receivable and inventory levels. This line of credit has an initial term of three years and is renewable for success-ive periods of two years each. Interest accrues on amounts from time to time outstanding under this facility at the rate equal to the prime rate of interest (announced by The Chase Manhattan Bank) plus 2-1/4%. The Company's obligations under this credit facility have been secured by the grant by the Company to CIT of a lien upon, and the pledge of a security in, substantially all of the Company's assets, including the Company's accounts receivable, inventory and intangible assets (subject to prior liens). The credit facility contains certain covenants and restrictions concerning the Company's operations, generally, and the Company's obligations under this facility have been personally guaranteed, to a limited extent, by Daniel Glassman, the Company's Chairman of the Board and Chief Executive Officer.

The Company was incorporated under the laws of the State of New Jersey in January 1985 and subsequently reincorporated in Delaware in July 1998. The Company's principal executive offices are located at 383 Route 46 West, Fairfield, New Jersey 07004, telephone number (973) 882-1505.

This document may contain forward-looking statements that reflect management's current view of future events and operations. These forward-looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions are external factors and could produce significantly dif-ferent results.

Material Product Acquisitions

The Company commenced operations in January 1985 and through October 1998 acquired more than 16 product lines from many leading pharmaceutical companies. During this time, the Company acquired products from Schering-Plough Corporation, Hoechst Marion Roussel Pharmaceuticals, Inc., American Home Products Corporation, Upsher-Smith Laboratories, Inc., and Procter & Gamble Pharmaceuticals, Inc.

In March 1993, the Company acquired from Tsumura Medical, a division of Tsumura International, Inc. ("Tsumura"), all technical, proprietary and distribution rights to a specialized dermal patch product, TRANS-VER-SAL(R) currently used in the treatment of warts. The Company has granted Tsumura a security interest in the trademarks acquired to secure the Company's payment obligations to Tsumura for the products acquired.

During February 1994, the Company purchased from The Pharmacia & Upjohn Company ("Upjohn") all U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations to PAMINE(R), a methscopolamine bromide tablet used in connection with the treatment of peptic ulcers.

In June 1994, the Company acquired from Syntex (U.S.A.) Inc. all manufacturing, packaging, quality control, stability, drug experience, file history, customers and marketing rights, titles and interests, including all U.S. trademarks to CARMOL(R) 10 and CARMOL(R) 20 (nonprescription total body moisturizers) and CARMOL(R) HC (a prescription moisturizer containing hydrocortisone)(the "CARMOL(R) Products").

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

In October 1998, the Company acquired from Procter & Gamble Pharmaceuticals ("P&GP") the U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations to BRONTEX(R), a potent cough reliever. In consideration, the Company agreed to pay P&GP up to $1,800,000, of which $600,000 was paid during October 1998. The remaining balance of $1,200,000 is due in February 2000.

Acquisition of DOAK Subsidiary

During February 1994, the Company acquired, from Doak's principal stockholders, a controlling interest in Doak. The remaining capital stock of Doak was acquired by the Company pursuant to a merger consummated in January 1995. Total con-sideration paid by the Company for Doak was approximately $1.4 million.




Products

The following is a list of major products, by therapeutic category that are marketed and distributed by the Company as of March 9, 1999. All of the Company's products are available over-the-counter, with the exception of BRONTEX(R), DECONAMINE(R), PAMINE(R), CARMOL(R) HC, CARMOL(R) 40, TYZINE(R), and GLUTOFAC(R) ZX, each of which is a prescription pharmaceutical.

Dermatological Products		                     Uses

ACID MANTLE(R)                          Skin acidifier

CARMOL(R) 10/20/40/HC                   Rx and OTC urea-based family of pro-
                                        ducts for a variety of dermatological
                                        conditions

FORMULA 405(R)/A.H.A /LE PONT(R)        Variety of topical products for the
                                        skin, hair and nails

TRANS-VER-SAL(R) Wart Remover Kit       Unique dermal patch delivery system for
(l6mm, 12mm, 20mm sizes)                wart removal

Nutritional Products                               Uses

GLUTOFAC(R)/ZX                          Rx and OTC vitamin/mineral supplements
                                        for conditions such as diabetes
                                        mellitus, alcoholism, psychological
                                        stress, or chronic illness

Internal Medicine Products                         Uses

PAMINE (R) 2.5 mg. Tablets (100's)      Rx Anticholinergic/antispasmodic

Respiratory Products		                            			Uses

BRONTEX(R)                              Rx Antitussive/Expectorant
(Tablets/Syrup)

DECONAMINE(R) FAMILY                    Rx Antihistamine/decongestant
(SR/Chewable Tablets/Syrup/Tablets/CX)

TYZINE(R) (tetrahydrozoline HCl)        Rx Nasal decongestant
(Solution/ Nasal Drops)



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



Manufacturers and Suppliers

The manufacturing processes and operations of manufacturing facilities for pharmaceutical products are subject to rigorous regulation, including the need to comply with the United States Food and Drug Administration's ("FDA") current good manufacturing practices standards ("cGMP's).

The Company generally purchases its products from approximately 20 different vendors on open credit terms, which are generally payable in 30 days. One company manufacturing and packaging products for the Company accounted for approximately 16% and 19% of the Company's cost of goods sold for 1998 and 1997, respectively. No other vendor, packager or manufacturer accounted for more than 10% of the Company's cost of goods sold for 1998 or 1997. The Company currently has no manufacturing facilities of its own and, accordingly, is dependent upon maintaining its existing relationship with its vendors or establishing new vendors to supply inventory. There can be no assurance that the Company would be able to replace its current vendors without any disruption to operations.

With the exception of arrangements relative to LUBRIN(R) and the Company's beauty patch product, LE PONT(TM), the Company does not have any licensing, manufacturing or other supply agreements with its manufacturers or suppliers.

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

The Company markets and sells its products through full time sales personnel and a network of distributors and brokers. Non-prescription products are sold primarily to drug wholesalers, chain and independent pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals. Prescription products are sold primarily to wholesalers, retail chains and managed care providers. The Company currently has approximately 1,400 active accounts, of which there are approximately 200 wholesalers, 750 retail chains and stores, 350 doctors and institutional accounts, 30 government entities and 60 managed care providers.

During 1998, three wholesale customers accounted for approximately 20%, 13% and 10% respectively, of the Company's net sales. During 1997, three whole-sale customers accounted for approximately 15%, 12% and 10% of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales for 1998 or 1997. The loss of any of these three customers would have a material adverse effect on the Company's future operations.

The Company's DECONAMINE(R) product line (categorized below as respiratory products) accounted for approximately 37%, 45%, 51% and 40%, respectively, of the Company's 1998, 1997, 1996 and 1995 net sales. The DECONAMINE(R) product line, consequently, will have a material effect on the Company's future operations. The Company's newly acquired BRONTEX(R) product line (categorized below as respiratory products) accounted for 7% of 1998 net sales.

Doak's CARMOL(R) product line accounted for approximately 15% and 12% of the Company's 1998 and 1997 net sales. The TRANS-VER-SAL(R) and ACID MANTLE(R) product lines accounted for approximately 8% and 10% and 6% and 4%, respect-ively, of the Company's 1998 and 1997 net sales. Doak's other products, including Formula 405(R), accounted for approximately 9% and 10%, of the Company's 1998 and 1997 net sales. All of Doak's products are categorized below as dermatologic products.

The Company's 1998, 1997, 1996 and 1995 net sales volume percentages by category were as follows:

                   1998 1997 1996 1995                    1998 1997 1996 1995
                   -------------------                    -------------------
Respiratory         49%  50%  56%  46%   Nutritional        6%   5%   6%   6%
Dermatologic        40%  40%  32%  40%   Internal Med.      2%   1%   2%   5%
Personal Hygiene     3%   4%   4%   3%

Sales of the Company's DECONAMINE(R) and BRONTEX(R) product lines and other cough/cold/flu products are primarily concentrated in the fall and winter months. Consequently, revenues from these products generally are, and will be, determined by the severity of the cough/cold/flu season. The Company promotes these products for allergy symptoms during the spring and summer months to smooth the seasonality of these sales.

The Company's principal marketing strategy is to furnish samples, via the Company's total field force amounting to more than 75 people, of the Company's products and related literature to physicians to encourage them to recommend the Company's products to their patients.

The Company has made a strategic decision to concentrate selling and marketing resources on ten principal brands (which represented 92% and 87% of 1998 and 1997 Net Sales, respectively) as follows:


Kenwood Brands                              Specialty
--------------                              ---------

BRONTEX(R)                            General Practitioners,
DECONAMINE(R)                         Allergists, Pediatricians,
TYZINE(R)                             Otolaryngologists
ENTsol(R)                                "        "

PAMINE(R)                             Gastroenterologists
                                      Internal Medicine

GLUTOFAC(R)/GLUTOFAC(R)-ZX            General Practitioners

Doak Brands                                 Specialty
-----------                                 ---------

CARMOL(R)                             Dermatologists
TRANS-VER-SAL(R)             	        Podiatrists
ACID MANTLE(R)                           "    "

FORMULA 405(R)/A.H.A/LE PONT(TM)      Dermatologists/Cosmeticians


To facilitate sales of the Company's products internationally (including Puerto Rico), the Company has entered into agreements with 27 international pharmaceutical distributors to provide for distribution and promotion of the Company's products. Approximately 11%, 13% and 11%, respectively, of the Company's 1998, 1997 and 1996 net sales were from international business.


The Company continues to seek out new distributors and is currently in process of obtaining market approvals in at least 10 new country markets. Although the Company anticipates that it will receive the necessary approvals to market its products in these countries, there can be no assurance that such approvals will be received.

The Company has received product registrations and has applied for additional product registrations to distribute its products in certain international markets as follows:


               THE COMPANY'S INTERNATIONAL MARKETING STATUS

                              CURRENTLY
                              MARKETING


Barbados    A.H.A LINE      Finland    LUBRIN          Mexico   A.H.A LINE
            CARMOL(R)                                           DOAK(R) TAR
            DECONAMINE(R)   France     TRANS-VER-SAL(R          FORMULA 405(R)
            GLUTOFAC(R)                                         LE PONT(TM)
            I.L.X(R) B12    Hong Kong  A.H.A LINE               LUBRIN(R)
            IPSATOL(R)                 CARMOL(R)                TERSASEPTIC(R)
            KTL(R)                     DUADACIN(R)              TRANS-VER-SAL(R)
            LUBRIN(R)                  DOAK(R) TAR
            NEOLOID(R)                 DECONAMINE(R)   Portugal TRANS-VER-SAL(R)
            TRANS-VER-SAL(R)           FORMULA 405(R)
                                       GLUTOFAC(R)     Puerto   COMPLETE BRADLEY
Canada      ENTsol(TM)                 LUBRIN(R)       Rico     LINE
            LUBRIN(R)                  NITROGLYN(R)    Saudi    A.H.A LINE
            NEOLOID(R)                 TERSASEPTIC(R)  Arabia   CARMOL(R)
            TRANS-VER-SAL(R)           TRANS-VER-SAL(R)         DOAK(R) TAR
                                                                FORMULA 405(R)
Chile       TRANS-VER-SAL(R)Iceland    DOAK(R) TAR              LE PONT(TM)
                                       FORMULA 405(R)           SULFOAM(R)
Cyprus      A.H.A. LINE                LUBRIN(R)                SULPHO-LAC(R)
            IPSATOL(R)                 TRANS-VER-SAL(R)         TERSASEPTIC(R)
            IRCON(R)                                            TRANS-VER-SAL(R)
            KTL(R)          Israel     LUBRIN(R)
            LUBRIN(R)                                  SingaporeA.H.A LINE
            TYZINE(R)       Italy      TRANS-VER-SAL(R)         APATATE(R)
                                                                BURO-SOL(R)
Denmark     TRANS-VER-SAL(R)Jamaica    APATATE(R)               LUBRIN(R)
                                       I.L.X(R) B12             SULPHO-LAC(R)
Dominican   APATATE(R)                 IPSATOL(R)               TERSASEPTIC(R)
Republic    DUADACIN(R)                IRCON(R)                 TRANS-VER-SAL(R)
            GLUTOFAC(R)
            IRCON(R)        Jordan     A.H.A LINE      Spain    TAR DISTILLATE
            I.L.X(R) B12               CARMOL(R)                TRANS-VER-SAL(R)
            KTL(R)                     DOAK(R) TAR
                                       FORMULA 405(R)  Taiwan   A.H.A LINE
                                       LE PONT(TM)              FORMULA 405(R)
El Salvador A.H.A LINE                 SULPHO-LAC(R)            LE PONT(TM)
            CARMOL(R)                  TRANS-VER-SAL(R)         LUBRIN(R)
                                                                TRANS-VER-SAL(R)
Greece      LE PONT(TM)








Competition

The distribution and marketing of pharmaceutical and health related products is highly competitive. The Company competes primarily against established pharmaceutical and consumer product companies which currently market products that are equivalent, or functionally similar, to those the Company markets.
The Company seeks to compete based on targeted marketing, promotional programs, lower prices and better service. Direct competition is primarily limited by larger pharmaceutical companies unless "next generation" formulas are intro-duced. Most of the Company's competitors possess substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company competes for the manufacture of its products from suppliers who manufacture and supply such products to other companies, including those competitive with the Company's products.

Government Regulation

All pharmaceutical products are subject to rigorous regulation by the FDA and by state authorities (and comparable agencies in foreign countries), primarily under the Federal Food Drug and Cosmetic Act and the regulations promulgated thereunder (along with comparable state laws). These laws regulate the manufacture, shipping, storage, sale and use of such products and product samples, including current cGMP's, and Standard Operating Procedures (SOP's). The FDA, Federal Trade Commission and state authorities also regulate the advertising of prescription and over-the-counter products. The Company has obtained assurances from its suppliers that all of the Company's products meet all applicable regulatory standards in all substantial respects.

Certain of the Company's pharmaceuticals products are sold over-the-counter. These products are subject to FDA regulations known as monographs, which specify permissible active ingredients, labeling and indications. The monographs are subject to change. No assurance can be given that future FDA enforcement or regulatory decisions or changes to monographs will not hamper the Company's marketing efforts or render the Company's products unlawful for commercial sale, causing the Company to withdraw its products from the market-place or spend substantial funds reformulating the products.

Specifically, the Company's DECONAMINE(R) product line, which currently has prescription status, falls under these monographs. Once a final monograph is issued by the FDA with respect to a product, the product historically can remain as a prescription product for up to one additional year. The Company anticipates that final monographs for the Company's DECONAMINE(R) product line, thereby converting the product line from prescription status to over-the-counter status, may possibly be issued by the FDA at some time in the future. The Company currently intends to continue to market and distribute its DECONAMINE(R) line of products as prescription products as long as it may lawfully continue to do so. The Company is presently exploring its marketing and distribution strategy relating to its DECONAMINE(R) product line after final monographs covering these products are issued, and, as such, it is not currently possible for the Company to predict how its operations and financial condition will be affected, or whether it will have resources sufficient to aggressively market the DECONAMINE(R) line of products, if, and when, this product line is converted from prescription status to over-the-counter status.

Further, the Company is required to file an Abbreviated New Drug Application ("ANDA") with the FDA for its DECONAMINE(R) SR product, which is expected to maintain the prescription status of this product beyond the final monograph.
The cost of this application is approximately $900,000. The Company has entered into an agreement with Phoenix International to perform clinical studies required for the issuance of the ANDA. As of the date of this 10-KSB, the Company has paid approximately $350,000 with respect to this project. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE(R) SR would have a material adverse effect on the Company's business.

The Company currently is the registered holder of one New Drug Application for PAMINE(R) and two ANDA's for TYZINE(R) and CARMOL(R) HC. These applications, approved by the FDA, permit companies to market products either considered by the FDA to be new drugs or drugs previously approved by the FDA.

U.S. Federal and state governments continue to seek means to reduce costs of Medicare and Medicaid programs, including placement of restrictions on reimbursement for, or access to, certain drug products. Major changes were made in the Medicaid program under the Omnibus Budget Reconciliation Act of 1990. As a result, the Company entered into a Medicaid Rebate Agreement ("Rebate Agreement") with the U.S. Government. Pursuant to the Rebate Agree-ment, in order for federal reimbursement to be available for prescription drugs under state Medicaid plans, the Company must pay certain statutorily prescribed rebates on Medicaid purchases. In most other developed markets in which the Company's products are marketed and sold, governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs. The nature of such controls and their effect on the pharmaceutical industry varies greatly from country to country.

The statutes and regulations that govern the Company's business and activities are subject to change, and current political and public interest in pharma-ceutical products may lead to changes in federal and state law may affect the Company and the way it does business. Management cannot anticipate what effect, if any, such legislation may have on the Company's operations.

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

The Company owns all trademarks associated with each of its products and owns and maintains national and international trademark registrations, or common law rights, on all of its material products. No assurance can be given as to the extent or scope of the trademarks or other proprietary protection secured by the Company on its products. To the Company's knowledge, none of the trade-marks owned by the Company infringe on any trademarks owned or used by others.

Human Resources

As of March 9, 1999, the Company employed 67 full and 37 part-time associates. The Company believes that its relationship with its associates is good.

Scientific Advisors

The Company has formed a group of scientific advisors (the "Scientific Advisors") having extensive experience in the areas in which the Company markets its products to advise the Company concerning long-range planning and develop-ment. The following sets forth information with respect to the Company's Scientific Advisors:

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

Lewis H. Kaminester, M.D., F.A.A.D., F.A.C.P., dermatologist practicing in North Palm Beach for the past 23 years. Dr. Kaminester graduated Franklin and Marshall College with Honors in Biology and as member of Phi Beta Kappa. He graduated from University of Pennsylvania School of Medicine, where he was also a dermatology resident. He is on the clinical staff at University of Miami School of Medicine, Department of Dermatology and Dermatological Surgery.

Richard H. Mann, D.P.M. is a doctor of podiatric medicine. He is board-certified in foot and ankle surgery, microscopic laser surgery of the foot and is a Fellow of the Academy of Ambulatory Foot Surgeons and American College of Foot Surgeons. Dr. Mann received his B.A. from Queens College of the City University of New York and his D.P.M. from the New York College of Podiatric Medicine.
Dr. Mann has developed several new pharmaceutical products in a wide variety of medical areas.

David Parsons, M.D. is a board certified ear, nose and throat surgeon, and a Fellow of the American College of Surgeons. He is recognized as an inter-national authority on paranasal sinus disease and has written an authoritative textbook on sinus care. Dr. Parsons enjoyed a 26-year Air Force career which included serving as the Consultant to the Surgeon General for Head & Neck Surgery, Vice Chairman of the Department of Otolaryngology, Wilford Hall USAF Medical Center, and Clinical Professor of Otolaryngology/Head & Neck Surgery at the University of Texas-San Antonio and at the University of Colorado. Most recently, he was Professor of Surgery and Pediatrics at the University of Missouri-Columbia. Dr. Parsons received his M.D. degree from the University of Texas-Houston, and is now in private practice of Otolaryngology.

Alan R. Shalita, M.D. is a board certified dermatologist and currently Professor and Chairman of the State University of New York Health Science Center at Brooklyn. Dr. Shalita received his B.S. from University of Brussels, Belgium and M.D. from Bowman Gray School of Medicine. Dr. Shalita is also licensed in New Jersey, North Carolina, California and Florida.

Keyoumars Soltani, M.D. is currently Professor of Dermatology in the Department of Medicine at the University of Chicago. Dr. Soltani completed his residency at Temple University Skin & Cancer Hospital of Philadelphia. Dr. Soltani is a member of numerous scientific professional societies. He is the author/co-author of over 200 publications, especially in the fields of immunodermatology, cutaneous manifestations of systemic diseases and dermatopharmacology.

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

Each of the Company's Scientific Advisors, over time, has been or will be granted options to purchase shares of the Company's Class A Common Stock. All options granted to the Scientific Advisors are exercisable at the fair market value of the Company's Class A Common Stock as of the date of grant. To date, no options have been exercised by the Company's Scientific Advisors. Each Scientific Advisor will be compensated by the Company for his time and reason-able expenses should he provide services to the Company.

Environmental Matters

From time to time in the ordinary course of business of its former Doak manufacturing site in Westbury, New York, the Company is subject to claims or threatened claims relating to environmental matters. The Company believes that none of such claims or threatened claims made through the date of this 10-KSB, either individually or in the aggregate, will have a material adverse affect on the Company's business, financial conditions or results from operations.

Item 2.	Properties

The Company leases 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, pursuant to a lease expiring on February 1,
2003 with Daniel Glassman, the Company's Chairman and President, and his wife
Iris Glassman, Treasurer of the Company.   Rent expense, including the Company's
proportionate share of real estate taxes, was approximately $228,000 and $194,000 1998 and 1997, respectively. For a more comprehensive description, please see Item. 12 of this Report.

During 1998 and 1997, Doak rented its former 11,000 square foot manufacturing facility, owned by the former principal stockholders of Doak, and an independent satellite warehouse in Westbury, NY for rent expense totaling $39,000 and $67,500, respectively. In conjunction with the closing of Doak's factory, the Company did not renew this lease as of February 1999 for its manufacturing facility and vacated its independent warehouse in June 1998.

During 1998 and 1997, the Company rented 760 square feet of office space in Chicago, Illinois at cost of $18,000 and $12,000, respectively, per annum.

During 1999, the Company entered into a two year lease, with a one year renewal at the Company's option, for warehouse space at 33 Route 46 West, Fairfield, New Jersey primarily for the storage of promotional items and pharmaceutical samples. Rent expense, which includes common area maintenance and real estate taxes, will be approximately $59,500 per annum.

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

The Company is involved in legal proceedings of various types in the ordinary course of business. While any such litigation to which the Company is a party contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.




Item 4.	Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.

Item 5.	Market for Common Equity and Related Stockholder Matters.

Shares of the Company's Class A Common Stock are traded on The Nasdaq Stock Market(TM) under the trading symbol "BPRX". No other class of the Company's common stock is publicly traded.

The following table sets forth the high and low sales prices for shares of the Company's Class A Common Stock on The Nasdaq Stock Market(TM) for the periods indicated.




                                             High Sale           Low Sale
                                             ---------           --------
Fiscal year ended December 31, 1998
       First quarter                            $ 2.69              $ 1.53
       Second quarter                             4.44                1.69
       Third quarter                              2.34                0.94
       Fourth quarter                             1.41                1.00

Fiscal year ended December 31, 1997
       First quarter                            $ 1.44              $ 0.81
       Second quarter                             1.47                1.03
       Third quarter                              1.63                1.10
       Fourth quarter                             2.94                1.50


On March 9, 1999 the last sale price for shares of the Company's Class A Common Stock as reported by the Nasdaq National Market was $1.31 per share. At
March 9, 1999, there were approximately 250 registered holders of record of shares of Class A Common Stock. Based on information available to the Company, the Company believes that there are approximately 2,900 beneficial holders of shares of Class A Common Stock held in "street" or other nominee name at such date.

The Company has not paid any dividends on its Common Stock since its organ-ization in January 1985. The Company anticipates that for the foreseeable future, any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

The Company has authorized an aggregate of 900,000 shares of Class B Common Stock, no par value per share, of which 431,552 shares were issued and out-standing at March 9, 1999. The Class B Common Stock is not publicly traded.
The rights, preferences and limitations of the Class A and Class B Common
Stock are equal and identical in all respects, except that the holders of the Class B Common Stock are entitled to elect a majority of the Company's directors and each share of Class A Common Stock entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Corporation for a vote, and each share of Class B Common Stock entitles the holder thereof to five votes upon certain matters (other than the election of directors) submitted to the stockholders of the Company for a vote.

At March 9, 1999, there were outstanding 8,193,551 (exclusive of 556,020 shares held in treasury) of Class A Common Stock.

This document may contain forward-looking statements that reflect management's current view of future events and operations. These forward-looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions are external factors and could produce significantly different results.


Item 6.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1998, the Company had working capital of $871,000 an increase of $844,000 over the December 31, 1997 working capital of $27,000. Improvement in the Company's working capital position at December 31, 1998 was primarily due to operating profit and positive cash flow from operations during the twelve months ended December 31, 1998.

Working capital as of December 31, 1998 included an increase of $904,000 in cash and cash equivalents due to financing and investing activities. Addition-ally, current liabilities increased $2,704,000 from balances at December 31, 1997 as accounts payable, accrued expenses and borrowings under the revolving credit line increased. The increase in accounts payable was primarily due to management's effort to fund the cash requirement for the BRONTEX(R) acquisition through operations. The increase in accrued expenses was primarily due to an increase in reserves for charges against sales for new product sales of
BRONTEX(R).   December 31, 1998, accounts receivable increased $2,466,000 from
December 31, 1997 due to a greater percentage of the Fourth Quarter 1998 sales occurring in December 1998 which, in part, was prompted by an announced price increase effective in December 1998. This event may have the effect of re-ducing revenues in the First Quarter 1999. Additionally, accounts receivable increased due to slower than usual cash collections from large chain stores. Inventories increased $529,000 and prepaid samples/materials decreased $373,000 from levels existing at December 31, 1997. Inventory increased due to an increase in finished goods inventory of cough/cold products, particularly the new product BRONTEX(R), in the Fourth Quarter 1998 versus 1997. Prepaid samples and materials decreased primarily due to increased distribution of promotional material by the sales force in the Fourth Quarter 1998 versus 1997.

The United States Food and Drug Administration (the "FDA") is currently reviewing cough and cold products for its over-the-counter ("OTC") monograph, and could designate the formula that is in DECONAMINE(R) as an OTC formulation. It is not currently possible for the Company to predict how its operations and financial condition will be affected if the DECONAMINE(R) product line is converted from prescription status to over-the-counter status (See "Item 1-Government Regulation").

Further, the Company is required to file an Abbreviated New Drug Application "ANDA" with the FDA for its DECONAMINE(R) SR product, which is expected to maintain the prescription status of this product beyond the final monograph.
The cost of this application is approximately $900,000. The Company has entered into an agreement with Phoenix International to perform clinical studies required for the issuance of the ANDA. As of the date of this 10-KSB, the Company has paid approximately $350,000 with respect to this project. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA. Completion of the research and development project is subject, however, to the Company's either generating sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, the Company cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. The inability of the Company to further develop and/or file the necessary ANDA for DECONAMINE(R) SR may have material adverse effect on the Company's business.

Effective January 1997, the Company implemented a 401(k) Retirement Plan for employees whereby the Company will match employee contributions up to 25% of the employee's first 6% of contributions with shares of the Company's Class A Common Stock. The Company expensed $23,500 and $28,600 during 1998 and 1997, respectively, based upon current participants in the plan.

In January 1997, the Company announced a program to repurchase up to 400,000 shares of the outstanding Class A common stock in open market transactions over the next 24 months. In January 1999, the Company announced the completion of the repurchase program of 400,000 shares and additionally announced another program of repurchasing an additional 600,000 shares of the outstanding Class
A common stock in open market transactions resulting in a cumulative repurchase of 12% over the next 36 months. These shares will be held in Treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding company matching contributions to the 401(k) Plan. During 1998 and 1997, the Company acquired 257,400 shares at a cost of $369,783 and 162,500 shares at a cost of $253,345, respectively. As of March 9, 1999, the Company's total amount of shares purchased, excluding subsequent distributions, amounted to approximately 623,000 shares at a cost of $857,000.

Market Risk

The Company's major market risk is primarily due to competitive products, generic competition and government regulation. Please see above captioned information for a more thorough review of these three topics.

The Company's major interest exposure is due to its asset-based financing agreement with CIT Group/Finance, of which its accrues interest on outstanding revolver loans at 2.25% above prime rate.

Stock prices of emerging growth pharmaceutical and micro-cap companies, such as Bradley Pharmaceuticals, Inc., are subject to significant fluctuations. The stock price may be affected by a variety of factors that could cause the price of the Company's Common Stock to fluctuate, perhaps, substantially, including: announcements of developments related to the Company's business; quarterly fluctuations in the Company's actual or anticipated operating results; general conditions in the pharmaceutical and health care industries; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers and suppliers. In addition, in recent years the stock market in general and the market for shares for small capitalization and emerging growth pharmaceutical companies in particular, have experienced extreme price fluctuations which may or may not been related to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock of the Company will not decline.

Year 2000 Disclosure

The Company is aware of the issues associated with the programming code in many existing computer systems and devices with embedded technology as the millenium approaches. The "Year 2000" problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The Year 2000 problem is potentially pervasive; virtually every computer operation or business system that utilizes embedded computer technology may be affected in some way by the rollover of the two-digit year value to 00. The risk is that computer systems will not properly recognize date sensitive information when the year changes to 2000, which can result in system failures or mis-calculations, resulting in a serious threat of business disruption.

In response to the potential impact of the Year 2000 issue on the Company's business and operations, the Company has purchased and converted its own in-house system. In the process, the Company determined that the new systems and hardware were substantially Year 2000 compliant. Certain other software is being corrected or reprogrammed for Year 2000 compliance. As such, Management believes the Year 2000 issues with respect to its internal systems can be mitigated without a significant potential effect on the Company's financial position or operations.

In addition, to ensure external Year 2000 readiness, the Company has made written inquiries concerning the Year 2000 readiness of all of its vendors, suppliers, customer and others with whom the Company has significant business relationships. Responses have been received from many of those contacted, although some of the responses have been inconclusive with respect to Year 2000 compliance. As a result, follow up inquiries are planned for any critically dependent third parties not responding. A further assessment of the potential impact of the Year 2000 issue on the Company's business and operations will be made as this information is received and evaluated. The Company is not currently aware of any third party issues that would cause a significant disruption of its business or operations. If the follow-up assessment of any significant third party responses indicates that they will not be Year 2000 compliant, it may be necessary to develop contingency plans to minimize the negative impact on the Company.


The Company's goal is to have all internal systems Year 2000 compliant, and third party assessments completed no later than June 30, 1999. This should allow sufficient time to validate the system modifications and complete any additional contingency planning for third parties that may not be Year 2000 compliant. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address these problems without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

To date, the Company has not finalized its contingency plans for possible Year 2000 issues. After the completion of the assessment and review of the results of monitoring the compliance efforts and status of third parties, the Company will finalize such contingency plans based on its assessment of outside risks. The Company anticipates that final contingency plans, as necessary, will be in place by September 30, 1999. The total costs incurred to date in the assessment, evaluation and remediation of the Year 2000 compliance matters have been nominal and management estimates that total future third party, software and equipment costs, based upon information developed to date, will be less than $100,000.

This document may contain forward-looking statements that reflect management's current views of future events and operations. These forward looking statements are based on assumptions and external factors, including assumptions relating
to regulatory action, capital requirements and competing products.   Any changes
in such assumptions are external factors and could produce significantly different results.

Seasonality

Net sales of DECONAMINE(R) product line accounted for approximately 37%, 45%, 51% and 40%, respectively, of the Company's 1998, 1997, 1996 and 1995 net sales. Consequently, revenue from these products as well as the newly acquired BRONTEX(R) potent cough reliever product line (7% of 1998 the Company's net sales) generally are, and will be, determined by the severity of the cough/cold/ flu season. The Company promotes these products for allergy symptoms during the spring and summer months in an effort to smooth the seasonality of these sales.

Effects of Inflation

Management believes that the Company's operations will not be adversely affected by the future impact of inflation on sales and results of operations.

Results of Operations

Net Sales for 1998 were $15,853,000, representing an increase of $830,000 or approximately 6% from 1997. The increase in net sales for 1998 is primarily due to an increase of sales of CARMOL(R) and ACID MANTLE(R) as well as additional contribution from newly acquired BRONTEX(R), offset by a 13% decrease in net sales of DECONAMINE(R).

DECONAMINE(R) unit sales during 1998 decreased by approximately $1.0 million, or 8%, because of weaker than expected cough/cold season coupled with a very competitive marketplace, including advancement of generic competitors.

The Company's analysis of the trend in actual chargebacks and rebates resulted in a decrease in the percentage used to adjust gross sales to net sales and ultimately a reduction of the reserve for the second quarter of 1998 and 1997, resulted in increased net sales and net income of $235,000 and $274,000, respectively. Additionally, during the fourth quarter 1998, the Company's analysis of the trend in actual chargebacks and rebates resulted in an additional reduction of the reserve in amount of $398,000. During 1998 and 1997, the Company received monetary concessions of approximately $44,000 and $357,000 from managed care vendors receiving rebates, respectfully.


Chargebacks and rebates are based on the difference between prices at which the Company sells its products (principally DECONAMINE(R) SR) to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. The Company records an estimate of the amount either to be charged-back to the Company or rebated to the end-user at the time of sale to the wholesaler. Chargebacks and rebates, principally relating to DECONAMINE(R) SR and CARMOL(R), were $5.0 million for 1998 versus $5.5 million for 1997.

Cost of Sales for 1998 were $4,596,000, an increase of $403,000 compared to 1997 cost of sales of $4,193,000. This increase of 10% was primarily due to a change in the Company's sales product mix, including stronger growth at the Doak subsidiary which maintains a higher Cost of Sales versus Kenwood. The Company's gross profit margin for 1998 was 71% compared to 72%, as a result of increased volume of Doak products which was offset by the contribution of newly acquired BRONTEX(R).

Selling, General and Administrative Expenses were $8,961,000 for 1998, repre-senting an increase of $877,000, 11%. This increase was primarily the result of increased sales activities, including the addition of sales representatives as well as increased sampling and promotion.

Depreciation and Amortization Expenses for 1998 were $1,105,000, representing a decrease of 26%, as compared to 1997. This decrease was principally due to the 1997 restructuring of the DECONAMINE(R) purchase price as well as the re-estimating of the DECONAMINE(R) amortization period, partly offset by increased amortization on the newly acquired BRONTEX(R) trademarks.

Interest Expense, Net for 1998 decreased by $98,000, or 33% from the corres-ponding period in 1997 due to lower interest payments to CIT versus the interest previously owed to Berlex for outstanding debt.

Other Income for 1998 was $48,000, representing an increase of $43,000 from other income of $5,000 during 1997. The increase is due to gain or fixed assets sold during 1998.

Income Taxes, Income tax expense in 1998 was $120,000, or 12%, compared to 1997 expense of $58,000, or 6% of income. The effective income tax rate is less than the statutory rate principally due to the utilization of net operating losses carry forward which were previously reserved deferred tax assets.

Net Income for 1998 was $919,000, representing an increase of $13,000 from net income of $906,000 during 1997.

Net Income Per Common Share for 1998 was $0.10 per common share on a diluted basis, representing a decrease of $.01 from 1997, primarily due to a larger amount of diluted shares outstanding. Net income per basic common share for 1998 and 1997 was $0.11.

Item 7.		Financial Statements and Supplementary Data

The financial statements required by Item 7 are appended to this Form 10-KSB.

Item 8. 	Changes in and Disagreements with Accountants on Accounting and
       		Financial Disclosure

None


Item 9.		Directors and Executive Officers

The directors and executive officers of the Company are as follows:

                                        Age         Position(s)
                                       -----        -----------------------

Daniel Glassman                         56          Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

Iris S. Glassmam                        56          Treasurer and Director

David H. Hillman                        58          Secretary and Director

Philip W. McGinn                        73          Director

Seymour I. Schlager                     49          Director

Alan G. Wolin                           66          Director

Robert Dubin                            51          Vice President, Sales and
                                                    Contract Administration

Gene L. Goldberg                        61          Sr. Vice President,
                                                    Marketing & Business
                                                    Planning

Maurice Woosley                         58          President, Bradley
                                                    International



Daniel Glassman is the founder of the Company and has served as its Chief Executive Officer since the Company's inception in January 1985. Mr. Glassman has also served as the Company's Chairman of the Board since January 1985.
Mr. Glassman has also served as President of the Company since February 1991. Mr. Glassman, a registered pharmacist, is also Chairman of the Board of Banyan Communications Group, Inc., a communications company founded by Mr. Glassman ("Banyan"). Banyan encompasses two marketing research organizations (Danis Research and Hospital Research Associates) and an advertising agency (Daniel Glassman Advertising). Mr. Glassman has operated these companies for more than the last eighteen years. Mr. Glassman was previously Vice President for Client Services for Medicus Communications, Inc., where he directed marketing programs for pharmaceutical companies such as Procter & Gamble, Rorer, Schering-Plough Corporation, and Merrell-Dow, Inc. Mr. Glassman is the husband of Iris Glassman, the Treasurer and a director of the Company. Mr. Glassman is also Chairman of the Board, President and Chief Executive Officer of Doak,
Bradley Pharmaceuticals (Canada), Inc. and Bradley Pharmaceuticals, Overseas, Ltd., Inc., each a subsidiary of the Company.

Iris S. Glassman has served as Treasurer of the Company since its inception in 1985. Mrs. Glassman, the wife of Mr. Daniel Glassman, has also served as a director of the Company from January 1985. Mrs. Glassman has approximately
20 years of diversified administrative and financial management experience, including serving in the capacity of Secretary of Banyan.

David H. Hillman has served as Secretary of the Company since 1985 and as a director of the Company from January 1990. For more than the past five years, Mr. Hillman has also served as a director of Banyan and since 1990, as President of Banyan's Health Care Division and Treasurer of Banyan. Mr. Hillman, a registered pharmacist, has also served as President of Hospital Research Associates, a division of Banyan engaged in the business of conducting market research for the pharmaceutical industry since 1983. Mr. Hillman has over sixteen years of market research, sales and marketing experience, including group product manager for Lederle Laboratories.

Philip W. McGinn, Jr., M.D. has served as a director of the Company since December 1996. Since 1984, Dr. McGinn has also served as President of Worldwide Marketing and Translation Services, Inc., a New Jersey based company providing consulting services in new product and company acquisitions, marketing, market analysis, promotional planning, sales training, management development and business, educational and translation services. Dr. McGinn also served as Associate Dean, School of Health Professions, Long Island University from
1990 to 1996.

Seymour I. Schlager, M.D., J.D. has served as a director of the Company since July 1998. From 1989 to 1991, Dr. Schlager served as Venture Head of the AIDS/Antiviral Pharmaceutical product development group of Abbott Laboratories. In 1997, Dr. Schlager received a Juris Doctorate, cum laude, from William
Howard Taft University School of Law complementing his M.D. from the University of Miami School of Medicine. Currently, Dr. Schlager is Worldwide Medical Director for the Becton Dickinson Medical and Advanced Drug Delivery businesses.

Alan G. Wolin, Ph.D., has served as a director of the Company since May 1997. Since 1988, Dr. Wolin has served as an independent consultant to various companies in the food, drug and cosmetic industries. Prior to 1987, Dr. Wolin served M&M/Mars, the world's largest candy company, in various capacities, including Director of Consumer Quality Assurance and Quality Coordination. In his capacity as Director of Consumer Quality Assurance and Quality Coordination, Dr. Wolin was responsible for ensuring consumer quality and public health issues relating to M&M/Mars' products.

Robert Dubin, R.Ph. has served as Vice President, Sales and Contract Administration since 1997. Prior experience as a manufacturer of food products for a major U.S. food distributor. Previously held Consultant Pharmacist position for a major group of nursing homes in the Chicago area; also owner/ operator of 15 pharmacies and health clinics.

Gene L. Goldberg has served as Senior Vice President, Marketing and Business Planning of the Company since January 1997. Formerly Executive Vice President of Daniel Glassman Advertising and Vice President and Account Supervisor for William Douglas McAdams. Also garnered experience as Senior Product Manager for USV Pharmaceutical Corporation, division of Revlon Healthcare Group; Project Director in Market Research at McAdams, Geigy Pharmaceutical Company and Lea-Mendota Research Group.

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

R. Brent Lenczycki, C.P.A. has served as Manager of Finance and Purchasing since March 1998. Prior experience includes public accounting for Arthur Andersen LLP and internal audit for Harrah's Hotel Casino. In 1996,
Mr. Lenczycki received a Masters of Business Administration from Tulane University.


Item 10.	Executive Compensation

                     Summary Compensation Table

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued during the years ended December 31, 1998, 1997 and 1996, to Daniel Glassman, the Company's President and Chief Executive Officer, Robert Dubin, Vice President of Sales, Gene L. Goldberg, Senior Vice President of Marketing and Business Planning and Maurice Woosley, President, Bradley International. No other executive officer of the Company earned total annual salary and bonus for 1998 in all capacities in which such person served the Company in excess of $100,000. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during 1998 to the executive officers named in the following table except as set forth below:


                                                         Long-Term
                                                        Compensatiom
                               Annual Compensation         Awards
                              --------------------      ------------

Name and Principal Position   Year   Salary   Bonus    Securities Underlying
---------------------------   ----   ------   -----    ---------------------
                                                            Options(1)
                                                            ----------

Daniel Glassman               1998  $164,800   -0-            55,000(3)
 President and                1997  $128,900   -0-              -0-
 Chief Executive Officer      1996  $122,500   -0-           404,500(2)

Robert Dubin                  1998  $115,400   -0-             6,000
 Vice President of Sales      1997  $100,600   -0-              -0-
 and Contract Administration  1996  $ 70,600  $20,000          7,500

Gene L. Goldberg              1998  $135,400   -0-              -0-
 Senior Vice President        1997  $129,400   -0-              -0-
 Marketing and Business       1996    N/A      N/A              N/A
 Planning

Maurice Woosley               1998  $120,900   -0-              -0-
 President, Bradley           1997  $114,500   -0-              -0-
 International                1996  $ 68,800   -0-            18,000


(1) All of these options are exercisable into shares of Class A Common Stock

(2) Of these shares, 31,500 shares underlie options granted on December 5, 1996 to replace a like number of options previously granted to Mr. Glassman which expired by their terms. These options are exercisable at any time prior to December 4, 2001 at an exercise price of $0.825 per share, 110% of the fair market value for shares of Class A Common Stock on the date of grant. The remaining 373,000 shares are exercisable at various times through 2000 at an exercise price of approximately $1.44 per share, 110% of the fair market value for shares of Class A Common Stock on the date of the grant.

(3) Of these shares, 25,000 underlie options granted on January 27, 1998 to replace a like number of options previously granted to Mr. Glassman which expired by their terms. These options are exercisable after January 27, 1999, 2000, 2001 for 8,333, 8,333 and 8,333 shares, respectively, at an exercise price of $1.99 per share, 110% of the fair market value for shares of Class A Common Stock on the date of the grant. These options will expire on January 26, 2003. The remaining 30,000 shares underlie options granted on June 9, 1998 to replace like number of options previously granted to Mr. Glassman which expired by their terms. These options are exercisable anytime prior to June 8, 2003 at an exercise price of $2.07 per share, 110% of the fair market value for shares of Class A Common Stock on the date of grant.

                         	Option Grants in 1998


The following table sets forth information concerning outstanding options to purchase shares of the Company's Class A Common Stock granted by the Company to Directors and Officers during 1998. Neither options to purchase shares of Class B Common Stock nor stock appreciation rights were granted by the Company during 1998. The exercise prices for all options reported below are not less than 100% of the per share market prices for Class A Common Stock on their dates of grant.


                                         Individual Grants
                                         % of Total Options
                  Number of Securities    Granted To      Exercise or
                  Underlying Options      Employees          Base     Expiration
Name                   Granted            in 1998(1)      Price($/Sh)    Date
-----------------  ------------------- ------------------ ----------- ----------

Robert Dubin              6,000               8.71%           2.13     06/10/08
Daniel Glassman          25,000              22.33%           1.99     01/26/03
                         30,000              26.80%           2.07     06/08/03
David H. Hillman          9,750               8.71%           1.99     01/26/03
                          7,000               6.25%           1.99     01/26/08
Seymour I. Schlager      15,000              13.40%           2.19     07/12/08


                   	Aggregated Option Exercises in 1998
	                       And Year-End Option Values


The following table presents the value, on an aggregate basis, as of December 31, 1998, of outstanding stock options held by the executive officers of the Company listed in the Summary Compensation Table above. No stock options were exercised by the executive officers listed below during 1998.



                       Number of Securities       Value of Unexercised
                       Underlying Unexercised     In-the-Money Options
                       Options at Year-End        at Year-End(1)
                       ----------------------     --------------------
Name                  Exercisable Unexercisable  Exercisable Unexercisable
--------------        ----------- -------------  ----------- -------------
Daniel Glassman         721,089       25,000       $425,220      -0-




(1) Based on the closing sale price of $1.188 per share of Class A Common Stock on December 31, 1998, as reported by NASDAQ.

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


On January 26, 1998, Mr. David Hillman was granted options to purchase up to 16,750 shares of Class A Common Stock of the Company at an exercise price of $1.99 per share, 110% of the fair market value for shares. These options vest in three annual installments of 5,583, 5,583, and 5,584, with 9,750 expiring January 26, 2003 and the remaining 7,000 expiring January 26, 2008. These options were granted by agreement with the Company in consideration for Mr. Hillman's previous options which expired by their terms.

On July 12, 1998, Seymour Schlager, M.D., J.D., was granted options to purchase up to 15,000 shares of Class A Common Stock of the Company at an exercise price of $2.19 per share (the fair market value per share of Class A Common Stock as of the date of grant). These options vest in three equal and annual install-ments commencing on July 12, 1999 and expire on July 11, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 1998, regarding the ownership of the Company's Class A and Class B Common Stock by
(i) each director of the Company, (ii) the executive officers of the Company named in the Summary Compensation Table set forth elsewhere in this document,
(iii) each beneficial owner of more than five percent of the Class A and Class
B Common Stock of the Company known by management and (iv) all directors and executive officers of the Company, as a group, and the percentage of outstanding shares of Class A and Class B Common Stock beneficially held by them on that date.

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



                           Amount and Nature of
                           Beneficial Owner(1)(2)          Percent of Class(2)
                           ----------------------      -------------------------
Name & Address of            Class A    Class B          Class A      Class B
Beneficial Owner          Common Stock Common Stock   Common Stock  Common Stock
-------------------       ------------ ------------   ------------  ------------
Daniel Glassman            1,106,044(3)  316,736(4)       13.51%       73.39%
383 Route 46 West
Fairfield, NJ

Iris S. Glassman             252,373(5)   37,283(6)        3.08%        8.64%
383 Route 46 West
Fairfield, NJ

David H. Hillman             117,433(7)   43,610           1.43%       10.11%
383 Route 46 West
Fairfield, NJ

Philip McGinn, Jr.            14,337(8)     -0-              *            -
383 Route 46 West
Fairfield, NJ

Alan G. Wolin                 74,730(9)     -0-              *            -
383 Route 46 West
Fairfield, NJ

Seymour Schlager                 -0-        -0-              -            -
383 Route 46 West
Fairfield, NJ

Robert Dubin                  13,500(11)    -0-              *            -
383 Route 46 West
Fairfield, NJ

Gene L. Goldberg              59,872(10)  10,192             *           2.36%
383 Route 46 West
Fairfield, NJ

Maurice Woosley               15,889(12)    -0-              *            -
383 Route 46 West
Fairfield, NJ

Berlex Laboratories, Inc.  1,450,000        -0-            17.71%         -
340 Changebridge Road
Montville, NJ 07045

All executive officers     1,654,178     407,821(4)(6)     20.20%       94.50%
and Directors as a       (3)(4)(5)(6)
group (9 persons)        (7)(8)(9)(10)
                         (11)(12)



* Represents less than one percent



(1) Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(2) Each named person and all executive officers and directors, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each stockholder's name under the columns "Class A Common Stock" includes shares of Class A Common Stock issuable upon exercise of presently exercisable warrants and stock options and shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock. The shares of Class A Common Stock so issuable upon such exercise, exchange or conversion by any such stockholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other stock-holder.

(3) Includes 316,736 shares issuable upon conversion of a like number of shares of Class B Common Stock. Of these shares, 62,019 shares are owned indirectly by Mr. Glassman through affiliates and 721,089 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman's affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his wife, Iris S. Glassman.

(4) Includes 26,098 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman's affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris S. Glassman, Mr. Glassman's wife.

(5) Includes 37,283 shares issuable upon conversion of a like number of shares of Class B Common Stock, 6,800 shares owned indirectly by Mrs. Glassman through affiliates, 40,220 shares owned indirectly by Mrs. Glassman as trustee for her children's trusts and 168,070 shares underlying presently exercisable options. Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her husband, Daniel Glassman.

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

(9) Includes 7,300 shares underlying presently exercisable options.

(10) Includes 10,192 shares issuable upon conversion of a like number of shares of Class B Common Stock. Of these shares 48,446 shares underlie presently exercisable options.

(11) 1,000 shares are owned indirectly as trustee for Mr. Dubin's children. Includes 12,500 shares underlying presently exercisable options.

(12) Includes 12,000 shares underlying presently exercisable options.


Item 12.	Certain Relationships and Related Transactions

During 1998 and 1997, the Company received administrative support services (consisting principally of advertising services, mailing, copying, data processing and other office service) which were charged to operations from Banyan, an affiliated company, amounting to $184,800 and $135,000, respectively.

The Company leases 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, pursuant to a lease expiring on January 31, 2003 with Daniel Glassman, the Company's Chairman and President, and his wife Iris Glassman, Treasurer of the Company. This lease is renewable at the Company's option for two consecutive five year terms. Rent expense, including the Company's proportionate share of real estate taxes, was approximately $228,000 and $194,000 1998 and 1997, respectively.

Item 13.	Exhibits, List and Reports on Form 8-K

	(a)	Exhibits
   		27. Financial Data Schedule

 (b) Reports on Form 8-K

On October 1, 1998, the Company entered into an agreement with Proctor & Gamble Pharmaceuticals, Inc. (P&G) to acquire the right to the BRONTEX(R) Products, consisting of two prescription upper respiratory drugs ("BRONTEX(R) Products"). The acquisition closed as of October 1, 1998. The purchase price was $1,842,000 which was paid $614,000 cash at the closing and a Promissory Note in the amount of $1,228,000 payable sixteen months after closing. P&G will manufacture the BRONTEX(R) Products for the Company under a separate supply agreement.

The BRONTEX(R) Products, which represent an extension of the Company's existing line of prescription pharmaceuticals, will be promoted primarily through the distribution of samples to the same respiratory physician specialist currently targeted by the Company's existing national pharmaceutical sales force. The Company does not expect future selling, general and administrative expenses, exclusive of the sample costs and amortization of the acquired rights to BRONTEX(R) Products, to be impacted significantly from the selling of the BRONTEX(R) Products.

Exhibit
Number                        Description of Document
-------                       -----------------------


3.1	   Certificate of Incorporation of the Company, as amended (Incorporated by reference from the Company's Proxy Statement for the 1998 Annual
     Meeting)

3.2  	 By-laws of the Registrant, as amended (Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting)

4.1  	 Placement Agent's Unit Purchase Option (Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting)

10.1	1990 Stock Option Plan, as amended (Incorporated by reference to
     Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

10.2	Form of 11% Subordinated Note dated June 14, 1990 (Incorporated by reference to exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-36120)

10.3	Asset Purchase Agreement between the Company and Hoechst Roussel
     Pharmaceuticals Incorporated (Incorporated by reference to Exhibit
     10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-36120)

10.4	Asset Purchase Agreement dated December 15, 1992 between the Company,
     Upsher Smith and Kenneth Evenstad (Incorporated by reference to
     Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated December 15, 1992)

10.5	Manufacturing Agreement dated December 15, 1992 between the Company,
     Upsher Smith and Kenneth Evenstad (Incorporated by reference to
     Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated December 15, 1992)

10.6	Asset Purchase Agreement dated March 30, 1993 between the Company and
     Tsumura Medical Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1992)

10.7	Trademark Security Agreement dated March 30, 1993 between the Company and Tsumura International Inc. (Incorporated by reference to Exhibit
     10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

10.8	Purchase Agreement dated November 10, 1993 between Berlex and the
     Company, as amended by Amendments Numbers One and Two thereto, dated November 19, 1993 and December 9, 1993, respectively (Incorporated by reference to Exhibits 10.1 through 10.3 to the Company's Current Report on Form 8-K for an event dated December 10, 1993)

10.9 Trademark Security Agreement dated December 9, 1993 between Berlex and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K for an event dated December 10, 1993)

10.10 Supply and Distribution Agreement dated December 9, 1993 between Berlex and the Company (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K for an event dated December 10, 1993)

10.11 Form of Plan of Merger dated as of January 31, 1994 between Doak and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated February 14, 1994)

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

10.18	Security Agreement, dated as of January 5, 1995, between the Company and Berlex Laboratories, Inc. (Incorporated by reference to Exhibit
      10.2 to the Company's Current Report on Form 8-K for an event dated January 5, 1996)

10.19	Amendment to Trademark Security Agreement, dated as of January 5, 1995, between the Company and Berlex Laboratories, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form
      8-K for an event dated January 5, 1996)

10.20	Settlement Agreement, dated as of September 30, 1996, among the
      Company, Stiefel Canada, Inc., Trans CanaDerm, Inc. and Louis Vogel et. al. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event dated September 30, 1996)

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


                         BRADLEY PHARMACEUTICALS, INC.


                           By/s/Daniel Glassman
                           -----------------------------
                           Daniel Glassman
                           Chairman of the Board






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE               SIGNATURE                             TITLE
----               -------------------                   ------

March 9, 1999      /s/Daniel Glassman            Chairman of the Board
                   -----------------------       President and Chief
                   (Daniel Glassman)             Financial Officer

March 9, 1999      /s/Iris S. Glassman           Treasurer and Director
                   -----------------------
                   (Iris S. Glassman)

March 9, 1999      /s/David H. Hillman           Secretary and Director
                   -----------------------
                   (David H. Hillman)

March 9, 1999      /s/Philip W. McGinn, Jr.      Director
                   -----------------------
                   (Dr. Philip W. McGinn, Jr.)

March 9, 1999      /s/Seymour I. Schlager        Director
                   -----------------------
                   (Dr. Seymour I. Schlager)

March 9, 1999      /s/Alan G. Wolin              Director
                   -----------------------
                   (Dr. Alan Wolin)