Form 10KSB/A
period 1998-12-31
BRADLEY PHARMACEUTICALS INC
filed 1999-04-01
CIK 864268

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB/A

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

Seymour I. Schlager, M.D., J.D. has served as a director of the Company since July 1998. From 1989 to 1991, Dr. Schlager served as Venture Head of the AIDS/Antiviral Pharmaceutical product development group of Abbott Laboratories. In 1997, Dr. Schlager received a Juris Doctorate, cum laude, from William
Howard Taft University School of Law complimenting his M.D. from the University of Miami School of Medicine. Currently, Dr. Schlager is Worldwide Medical Director for the Becton Dickinson Medical and Advanced Drug Delivery businesses.

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

March 9, 1999      /s/David H. Hillman           Secretary and Director
                   -----------------------
                   (David H. Hillman)

March 9, 1999      /s/Philip W. McGinn, Jr.      Director
                   -----------------------
                   (Dr. Philip W. McGinn, Jr.)

March 9, 1999      /s/Seymour I. Schlager        Director
                   -----------------------
                   (Dr. Seymour I. Schlager)

March 9, 1999      /s/Alan G. Wolin              Director
                   -----------------------
                   (Dr. Alan Wolin)




                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page
                                                            ----
Bradley Pharmaceuticals, Inc. and Subsidiaries

  Report of Independent Certified Public Accountants         F-2

  Consolidated Balance Sheets at December 31, 1998
    and 1997                                                 F-3

  Consolidated Statements of Income for the Years
    Ended December 31, 1998 and 1997                         F-5

  Consolidated Statement of Shareholders' Equity
    for the Years Ended December 31, 1998 and 1997           F-6

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1998 and 1997                   F-7

  Notes to Consolidated Financial Statements               F-8 - F-24
































                     REPORT OF INDEPENDENT CERTIFIED
                           PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Bradley Pharmaceuticals, Inc.



We have audited the accompanying consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations, and their consolidated share-holders' equity and their consolidated cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP

Parsippany, New Jersey
March 9, 1999
















                  Bradley Pharmaceuticals, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                 ASSETS                            1998         1997

CURRENT ASSETS
  Cash and cash equivalents                   $  1,417,746  $    513,971
  Accounts receivable - net of allowance
    for doubtful accounts of $411,000 in
    1998, $61,000 in 1997                        4,215,303     1,748,856
  Inventory                                      1,506,731       977,344
  Prepaid samples and materials                  1,144,912     1,517,813
  Prepaid expenses and other                        33,252        12,629
                                               ------------  ------------
    Total current assets                         8,317,944     4,770,613

PROPERTY AND EQUIPMENT-AT COST, less
  accumulated depreciation of $1,001,000
  in 1998, $1,050,000 in 1997                      357,010       277,805

INTANGIBLE ASSETS, NET                          13,778,878    13,044,147

OTHER ASSETS                                       110,429        89,317
                                               ------------  ------------
                                              $ 22,564,261  $ 18,181,882
                                               ============  ============










The accompanying notes are an integral part of these statements.


              Bradley Pharmaceuticals, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS


                                                           December 31,
      LIABILITIES AND SHAREHOLDER'S EQUITY             1998          1997

CURRENT LIABILITIES
  Current maturities of long-term debt           $    170,531  $    169,143
  Revolving credit line                             2,395,703     1,269,757
  Accounts payable                                  1,842,297       655,302
  Accrued expenses                                  2,953,944     2,515,247
  Income taxes payable                                 84,532       133,932
                                                  ------------  ------------
    Total current liabilities                       7,447,007     4,743,381

LONG-TERM DEBT, less current maturities             1,245,851       264,406

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
  Preferred stock, $.01 par value; authorized
    2,000,000 shares; issued-none                        -             -
  Common, Class A, $.01 par value, authorized,
    26,400,000 shares; issued 8,189,315 in
    1998, 8,174,295 shares in 1997                 14,761,947    14,653,927
  Common, Class B, $.01 par value, authorized,
    900,000 shares; issued and outstanding,
    431,552 shares in 1998 and 1997                   845,448       845,448
  Treasury stock-Class A Common stock-at cost
    (373,933 shares in 1998 and 146,008 in
    1997)                                            (560,883)     (231,198)
  Accumulated deficit                              (1,175,109)   (2,094,082)
                                                   -----------   -----------
                                                   13,871,403    13,174,095
                                                   -----------   -----------
                                                 $ 22,564,261  $ 18,181,882
                                                   ==========    ==========







The accompanying notes are an integral part of these statements.



                  Bradley Pharmaceuticals, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF INCOME


                                                  Years ended December 31,
                                                  1998             1997


Net sales                                   $ 15,853,002      $ 15,023,762

Cost of sales                                  4,595,582         4,192,743
                                             ------------      ------------
                                              11,257,420        10,831,019
                                             ------------      ------------

Selling, general and administrative
  expenses                                     8,961,198         8,084,668
Depreciation and amortization                  1,104,753         1,488,794
Interest expense-net                             200,180           297,709
Other income                                     (47,684)           (5,058)
                                             ------------      ------------
                                              10,218,447         9,866,113
                                             ------------      ------------
   Income before income taxes                  1,038,973           964,906

Income tax expense                               120,000            58,500
                                             ------------      ------------
   NET INCOME                               $    918,973      $    906,406
                                             ============      ============

Net income per common share
         Basic                              $       0.11      $       0.11
                                             ============      ============
         Diluted                            $       0.10      $       0.11
                                             ============      ============

Weighted average number
  of common shares
    Basic                                      8,410,000         8,200,000
                                             ============      ============
    Diluted                                    8,950,000         8,460,000
                                             ============      ============






The accompanying notes are an integral part of these statements.


              Bradley Pharmaceuticals, Inc. and Subsidiaries


              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                Class A common stock,      Class B common stock
                                   $.01 par value             $.01 par value
                                ---------------------      --------------------
                                 Shares      Amount         Shares      Amount
                                --------    ---------      --------    --------

Balance at December 31, 1996   7,692,267  $ 13,970,240      431,552   $  845,448

Stock options exercised           31,500        40,010
Other                               -           56,274
Shares issued to Berlex, Inc.
  pursuant to amendment to
  asset purchase agreement       450,000       586,215
Shares issued for consulting
  services                           528         1,188
                               ----------   -----------    ---------   ---------

Balance at December 31, 1997   8,174,295    14,653,927      431,552      845,448

Stock options exercised           10,000        11,388
Shares issued for consulting
  services                         5,020         9,798
Compensation Charge for stock
  options issued to consultants                86,834
                               ----------   -----------    ---------   ---------
Balance at December 31, 1998   8,189,315   $14,761,947      431,552   $  845,448






                                                      Retained
                                     Treasury         earnings
                                       Stock        (accumulated
                                      Amount           deficit)       Total
                                  -------------     -------------  -------------

Balance at December 31, 1996     $      -          $  (3,000,488) $ 11,815,200

Stock options exercised                                                 40,010
Other                                                                   56,274
Shares issued to Berlex, Inc.
  pursuant to amendment to
  asset purchase agreement                                             586,215
Shares issued for consulting
  services                                                               1,188
Purchase of treasury stock, net      (231,198)                        (231,198)
Net Income for the year                                  906,406       906,406
                                  ------------      -------------  ------------
Balance at December 31, 1997         (231,198)        (2,094,082)   13,174,095

Stock options exercised                                                 11,388
Shares issued for consulting
  services                                                               9,798
Compensation charge for stock
  options issued to consultants                                         86,834
Purchase of treasury stock, net      (329,685)                        (329,685)
Net income for the year                                  918,973       918,973
                                  ------------      -------------   -----------
Balance at December 31, 1998     $   (560,883)     $  (1,175,109)  $13,871,403
                                  ============      =============   ===========


The accompanying notes are an integral part of these statements.



               Bradley Pharmaceuticals, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Years ended December 31,
                                                  1998             1997

Cash flows from operating activities
  Net Income                                 $    918,973    $   906,406
  Adjustments to reconcile net income to
    net cash provided by operating
    activities
      Depreciation and amortization             1,104,753      1,488,794
      Allowance for bad debts                     350,000        (10,000)
      Gain on sale of fixed assets                (38,610)          (534)
      Noncash compensation charges                 96,632          1,188
      Changes in operating assets and
        liabilities
          Accounts receivable                  (2,816,447)       997,181
          Inventory and prepaid samples
            and materials                        (156,486)       244,027
          Income taxes payable                    (49,400)       (59,344)
          Prepaid expenses and other              (41,735)        40,354
          Accounts payable                      1,186,995     (1,280,137)
          Accrued expenses                        438,697       (446,067)
                                               -----------    -----------
Net cash provided by operating activities         993,372      1,881,868
                                               -----------    -----------

Cash flows from investing activities
  Investments in trademarks, patents and
    other intangible assets                      (646,994)      (123,102)
  Proceeds from disposition of common stock
    of ITG Laboratories, Inc.                         -           13,500
  Purchase of property and equipment             (242,955)       (85,282)
  Proceeds from sale of fixed assets               93,400            800
                                               -----------    -----------
Net cash used in investing activities            (796,549)      (194,084)
                                               -----------    -----------
Cash flows from financing activities
  Payment of notes payable                       (100,697)    (2,252,382)
  Borrowings from revolving credit line, net    1,125,946      1,269,757
  Proceeds from exercise of stock options           11,388         40,010
  Purchase of treasury stock, net                (329,685)      (231,198)
                                               -----------    -----------
    Net cash provided by (used in)financing
      activities                                  706,952     (1,173,813)
                                               -----------    -----------
    NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                 903,775        513,971

Cash and cash equivalents at beginning of
  year                                            513,971            -
                                               -----------    -----------
Cash and cash equivalents at end of year      $ 1,417,746    $   513,971
                                               ===========    ===========
Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                $   152,000    $   156,000
      Income taxes                                169,000        105,000

The Company financed a portion of the purchase of BRONTEX(R) (See Note B-6)

The accompanying notes are an integral part of these statements.



                Bradley Pharmaceuticals, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

Bradley Pharmaceuticals, Inc. (the "Company") is a Delaware corporation founded in 1985. The Company's primary business activity is the marketing of various pharmaceutical and dermatological products, which have been acquired through the purchase of trademark rights and patents.

A summary of the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements follows:

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Bradley Pharmaceuticals, Inc. and its wholly-owned subsidiary, Doak Dermatologics Inc. ("Doak"), and its wholly-owned foreign sales corporation, Bradley
Pharmaceuticals Overseas, Ltd., and its wholly-owned subsidiary, Bradley Pharmaceuticals (Canada) Inc. All intercompany transactions have been eliminated in consolidation.

2.	Inventory

Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.	Prepaid Samples and Materials

The Company capitalizes product samples and promotional materials. These items are charged to operations in the period in which they are distributed to customers.

4.	Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line and accelerated methods over a period of five to seven years for equipment and ten years for leasehold improvements.

5.	Intangible Assets

The costs of noncompete agreements, goodwill, license agreements, and purchased trademarks and patents are capitalized and amortized on a straight-line basis to operations over their estimated useful lives or statutory lives, whichever are shorter. The estimated lives for trademarks are 10 to 40 years (See Note B-2 for discussion of a change in estimate).

The estimated amortization periods for other intangible assets are as follows:
10 to 20 years for goodwill, 10 years for license agreements, 17 years (or the remaining life at the time of purchase, if shorter) for patents and 3 years for noncompete agreements.

The Company has adopted Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the asset. Management compares the cash flows, on an undiscounted basis, expected to be generated from the related assets to the carrying amounts to determine whether an impairment has occurred. It is reasonably possible that the actual cash flows that result will be insufficient to recover the carrying amount of certain of these intangibles. No impairment loss was recorded for 1998 or 1997.

6.	Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid securities having an original maturity of three months or less at the time of purchase.

7.	Risks, Uncertainties and Certain Concentrations

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, government regulation, competition, reliance on certain customers and vendors, absence of redundant facilities, credit risk, and risks associated with the Year 2000.

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents and trade accounts receivable. The cash and cash equivalent balances at December 31, 1998 and 1997 were principally held by one institution, and are in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Concentration of credit risk with respect to accounts receivable is generally limited due to the Company's large, diverse customer base. However, at December 31, 1998 and 1997, two wholesale customers accounted for approximately 33% and 44%, respectively, of the total accounts receivable balance.

Approximately 37% and 45% of the Company's net sales for the years ended December 31, 1998 and 1997 were derived from sales of its Kenwood's DECONAMINE(R) products. The Company cannot predict the date DECONAMINE(R) SR status, mandated by the United States Food and Drug Administration, ("FDA") will change from a prescription product to an over-the-counter product. The Company, however, based upon information obtained from the FDA, believes the status will not change in the foreseeable future.

For the year ended December 31, 1998, three wholesale customers accounted for approximately 43% (20%, 13% and 10%) of net sales. For the year ended December 31, 1997, three wholesale customers accounted for approximately 39% (15%, 12% and 12%) of net sales.

One company manufacturing products for the Company accounted for approximately 16% and 19% of the Company's cost of goods sold for the years ended December 31, 1998 and 1997. The Company currently has no manufacturing facilities of its own and, accordingly, is dependent upon maintaining its existing relationship with its vendors or establishing new vendors to supply inventory. There can be no assurance that the Company would be able to replace its current vendors with-out any disruption to operations.

The Company had export sales of approximately 12% and 13% of its net sales for the years ended December 31, 1998 and 1997, respectively.

8.	Net Income Per Common Share

The Company computes income per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128") which specifies the compilation, presentation and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. The requirements of this statement are effective for interim and annual periods ending after December 15, 1997. All prior years were restated in accordance with SFAS 128.

Basic net income per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing the net income by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares out-standing follows:

                           As of December 31, 1998   As of December 31, 1997
                           -----------------------   -----------------------
Basic Shares                    8,410,000                  8,200,000
Dilution: Stock options and
   warrants                       540,000                    260,000
                                ---------                  ---------
Diluted shares                  8,950,000                  8,460,000



Income available to common
 shares                         $ 918,973                  $ 906,406
                                =========                  =========



Basic earnings per share             $.11                       $.11
Diluted earnings per share           $.10                       $.11

9	 Income Taxes

The Company and Doak file a consolidated Federal income tax return.

Deferred income taxes are provided for all temporary differences and operating loss carryforwards. Temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized.

10.	Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current presentation.

11.	Using Estimates in Financial Statements

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimate for chargebacks, rebates and the determination of useful lives of intangibles represent particularly sensitive estimates.


12.	Chargebacks and Rebates

Chargebacks and rebates are based on the difference between the prices at which the Company sells its products (principally DECONAMINE(R) SR) to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. The Company records an estimate of the amount either to be charged back to the Company, or rebated to the end user, at the time of sale to the wholesaler. Management has recorded an accrual for chargebacks and rebates of $2,020,000 and $1,320,000 at December 31, 1998 and 1997, respectively (included in accrued expenses), based upon factors including current contract prices, historical chargeback rates and actual chargebacks claimed. The amount of actual chargebacks claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company.

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

13. Advertising

The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $1,520,000 and $1,274,000 for the years ended December 31, 1998 and 1997, respectively.

14. New Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has prepared these financial statements in accordance with SFAS 131.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction.
The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.



NOTE B - INTANGIBLE ASSETS

	Intangible assets are summarized as follows:


                               December 31,              December 31,
                                  1998                      1997
                               -----------               -----------
                                        Accumulated                Accumulated
                              Cost      Amortization    Cost       Amortization
                              ----      ------------    ---        ------------

Trademarks...........    $18,053,654     $5,249,199  $16,324,790    $4,564,412
Patents..............      1,327,454      1,091,364    1,327,454       919,080
Licenses.............        124,886         71,760      124,886        59,280
Goodwill.............      1,255,637        570,430    1,253,975       444,186
Covenants not to
 compete.............        162,140        162,140      162,140       162,140
                          ----------      ---------   ----------     ---------
                         $20,923,771     $7,144,893  $19,193,245    $6,149,098
                          ==========      =========   ==========     =========


Intangible assets arose principally from the Doak acquisition (Note C) and the following significant transactions in 1993 through 1998.

1. TRANS-VER-SAL(R) Wart Products

On March 30, 1993, the Company acquired from Tsumura Medical, a division of Tsumura International, Inc., all technical, proprietary and distribution rights to five specialized dermal patch products currently used in the treatment of warts ("TRANS-VER-SAL(R)").

Total consideration for the Company's acquisition of the products consisted of:
(i) $1,300,000, of which $850,000 was paid at closing and the balance of $450,000 payable by the Company's promissory note at 7% per annum in twenty quarterly installments of $26,861; (ii) a 5.5% royalty on net sales of the products payable for a period of five years or until an aggregate $600,000 of royalty payments are made; (iii) approximately $170,000 paid for the acquisition of inventory on hand; and (iv) warrants granted to purchase up to 150,000 shares of the Company's Class A common stock at $4.50 per share exercisable at any time through March 30, 1998. Of the total purchase price, $866,250 was attributed to trademarks with an estimated life of 20 years.

2. DECONAMINE(R)

On December 10, 1993 (the "Closing Date"), in accordance with the terms and conditions set forth in the Purchase Agreement dated as of November 10, 1993, as amended (the "Purchase Agreement"), between Bradley Pharmaceuticals, Inc.
and Berlex Laboratories, Inc. ("Berlex"), the Company acquired all technical, proprietary and distribution rights to an allergy and decongestant remedy called DECONAMINE(R) ("DECONAMINE(R)").

Specifically, the Company acquired customer receivables, net of chargebacks and rebates from sales of DECONAMINE(R) from the close of business on October 29, 1993 to the Closing Date; all DECONAMINE(R) inventory existing at the Closing Date; and all intellectual property rights, marketing materials, books and records, licenses and permits and goodwill relating to DECONAMINE(R).

Total consideration for the Company's acquisition (after giving effect to imputed interest of approximately $1.6 million) was originally approximately $16.4 million (the "Purchase Price") and consisted of: (i) approximately
$4.3 million, paid at closing, from the proceeds of a private placement, with an additional $1.7 million paid from proceeds of DECONAMINE(R) sales from November 1, 1993 to the date of closing; (ii) $0.4 million representing the standard costs of the inventory as of the close of business on October 29, 1993 (except for 50% of the inventory of the raw material active ingredient) paid 30 days from the Closing Date; (iii) the standard costs of 50% of the inventory of the raw material active ingredient paid 60 days from closing;
(iv) a non-interest-bearing note calling for payments of $2 million during December 1994, approximately $2.66 million each on the second, third and fourth anniversaries of the Closing Date; and (v) $84,000 to be paid on the last day of each month beginning with January 1996, up to a maximum of $2 million if the effective date (plus grace period for compliance, if any) announced by the FDA publication with respect to the final "Monograph" for DECONAMINE(R) has occurred; and the Company has, prior to or during such month, expended funds for the purpose of preserving the prescription drug status of DECONAMINE(R).

During 1996, the purchase agreement was amended twice. On September 19, 1997 (the "Closing"), the Company consummated the negotiated settlement of all of its outstanding obligations to Berlex by amending the purchase agreement. Immediately prior to the Closing, the Company was indebted to Berlex in the approximate aggregate amount of $2.5 million.

At the Closing, in satisfaction of all outstanding obligations owing to Berlex, and in consideration of Berlex's release of its lien covering the Company's accounts receivable, the Company (i) paid to Berlex $1.15 million in cash, plus accrued interest (the "Cash Payment"), (ii) issued to Berlex 450,000 shares of Class A Common Stock (which, when added with the other shares of Class A Common Stock previously issued to Berlex represented, at the time of issuance, approximately 19% of the outstanding Class A Common Stock of the Company) and
(iii) agreed to issue to Berlex, when permissible in accordance with applicable state corporate law, warrants entitling Berlex to purchase, under certain conditions, up to an additional 750,000 shares of Class A Common Stock with an exercise price of $1.25 per share. These warrants are subject to certain anti-dilution provisions and expire two years after issuance, but may be extended under certain conditions.

The difference between the carrying amount of the obligation to Berlex and the total consideration specified by the September 19, 1997 amendment amounted to $572,000 and was recorded as a reduction in the net purchase price of DECONAMINE(R), and was recorded as a reduction to the intangible assets.

The total amount of consideration issued for the DECONAMINE(R) acquisition is as follows: (1) Cash paid in 1993- $6,000,000; 1994- $2,000,000;
1996- $2,660,000; and 1997- $1,650,000  (2) Class A common stock issued in
1996- 1,000,000 shares; and 1997- 450,000 shares (3) Warrants issued in 1997- 750,000 warrants.

In conjunction with the final amendment to the purchase agreement, the Company revised its estimate of the useful life of DECONAMINE(R). Based on various changes in circumstances, the Company determined that a useful life of 25 years (21 years from the date of the final amendment) is appropriate. This change in estimate resulted in a reduction of amortization expense of approximately $100,000 for the quarter and year ended December 31, 1997.

3.	PAMINE(R) Acquisitions

In February 1994, the Company acquired from The Upjohn Company ("Upjohn"), all United States manufacturing, packaging and proprietary rights, including all trademarks, registrations, marketing data, and customer lists of PAMINE(R) tablets, methscopalamine bromide, used in connection with the treatment of peptic ulcers. In consideration therefore, the Company agreed to pay Upjohn $225,000, $50,000 at closing, with the remaining $175,000 payable in equal quarterly installments of $25,000, each commencing on June 30, 1994. In addition, the Company agreed to pay Upjohn an 8% royalty against net sales through February 1, 1996, and a 4% royalty thereafter until February 1, 2004. In 1996, the Company and Upjohn entered into an agreement whereby the Company paid Upjohn $25,000 in lieu of royalty payments accruing on or after December 31, 1996. The Company further agreed to purchase from Upjohn, at approximately Upjohn's cost, all salable inventory of PAMINE(R) existing at the closing date.

4.	CARMOL(R) Acquisition

In June 1994, the Company acquired from Syntex (U.S.A.) Inc. ("Syntex") all manufacturing, packaging, quality control, stability, drug experience, file history, customer lists and marketing rights, titles and interests, including all U.S. trademarks to CARMOL(R) 10 and CARMOL(R) 20 (nonprescription total body moisturizers) and CARMOL(R) HC (a prescription moisturizer containing hydrocortisone) (the "CARMOL Products"). In consideration for this acquisition, the Company agreed to pay Syntex $450,000, $150,000 of which was paid at closing. The remaining $300,000 was payable in three (3) equal annual instal-lments of $100,000 each, commencing on June 10, 1995. In addition, the Company agreed to pay Syntex a 3% royalty on sales of the CARMOL Products, commencing June 10, 1997 for a period of seven years.

5.	ACID MANTLE(R) Acquisition

In May 1996, the Company acquired from Sandoz Pharmaceuticals Corp. ("Sandoz") the trademark rights to the ACID MANTLE(R) skin treatment line, including the manufacturing, marketing and distribution rights within the United States and Puerto Rico. In consideration for this acquisition, the Company agreed to pay Sandoz $900,000, of which $250,000 was paid at closing. The remaining $650,000 is payable in installments of $250,000 in May 1997 and $100,000 per year from May 1998 through May 2001. The Company also purchased Sandoz's entire inventory of ACID MANTLE(R) saleable products and raw material.

6. BRONTEX(R) Acquisition

In October 1998, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. ("P&G") all technical information, know-how, formulae, processes, clinical studies, trade secrets, confidential and/or proprietary information, documents and/ or materials, customer lists, technology, formulations, specifications, stability protocols and product impurity data, testing data and analytical methods and other information relating to an antitussive/ expectorant remedy called BRONTEX(R) ("BRONTEX(R)"). In consideration for this acquisition, the Company agreed to pay P&G $1,842,000, of which $614,000 was paid at closing. The remaining $1,228,000 is payable in February 2000.

The majority of the Purchase Price was attributed to trademarks with an estimated life of 20 years.


NOTE C - ACQUISITION OF DOAK PHARMACAL CO., INC.

In 1994, the Company acquired 67.7% of the shares of Doak Pharmacal Co., Inc. ("Doak"), for approximately $929,000. Doak was a publicly traded company engaged in the manufacture and sale of cosmetic dermatologic products and pharmaceutical dermatologic products. The acquisition was accounted for as a purchase. Goodwill resulting from this purchase totaling approximately $640,000 is being amortized over ten years.

In January 1995, the Company consummated the merger of Doak with the Company, pursuant to which the Company acquired substantially all of the remaining out-standing shares of Doak (at the same $1.74 per share price as the initial acquisition) for a total of approximately $420,000.

NOTE D - INCOME TAXES

The provision for income tax expense (benefit) is as follows:


                                      Year ended               Year ended
                                   December 31,1998        December 31,1997
                                   ----------------        ----------------

  Current
    Federal                            $ 173,000               $ 395,000
    State                                 50,000                  76,500
                                        --------                --------
                                         223,000                 471,500

  Utilization of net operating
    loss carryforwards, and
    other
      Federal                           (103,000)               (378,000)
      State                                 -                    (35,000)
                                        --------                --------
                                        (103,000)               (413,000)
                                        --------                --------
                                       $ 120,000               $  58,500
                                        ========                ========



The following is a summary of the items giving rise to deferred tax benefits at December 31, 1998 and 1997.



                                           1998                   1997
                                           ----                   ----

  Current
    Allowance for doubtful accounts     $ 147,000              $  23,000
    Allowance on sales                    168,000                226,000
    Inventory reserves and
      capitalization                       73,000                100,000
    Accrued expenses                       58,000                  -0-
                                         --------               --------
                                          446,000                349,000
                                         --------               --------
  Long-term
    Net operating loss carry-
      forward                               -0-                  191,000
    Alternative minimum tax credit          -0-                  181,000
    Amortization of intangibles
      and fixed assets                    177,000                340,000
                                         --------               --------
                                          177,000                712,000
                                         --------               --------
  Total deferred tax assets               623,000              1,061,000

  Less valuation allowance               (623,000)            (1,061,000)
                                         --------              ---------
                                        $--------             $---------
                                         ========              =========




A valuation allowance has been recorded at December 31, 1998 and 1997 reflecting the uncertainty of the future utilization of these tax benefits.

The difference between the actual Federal income tax expense and the amount computed by applying the prevailing statutory rate to income before income taxes is reconciled as follows:


                                         Year ended            Year ended
                                      December 31, 1998     December 31, 1997
                                      -----------------     -----------------

Tax at statutory rate                       34.0%                 34.0%
State income tax expense, net of
  Federal tax effect                         3.2                   2.8
Change in valuation allowance and
  previously unrecorded benefits           (33.2)                (32.6)
Other                                        7.6                   1.9
                                          ------                ------
Effective tax rate                          11.6%                  6.1%
                                          ======                ======





Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually to the percentage (about 6%) of the fair market value of the Company at the time of any such ownership change.


NOTE E-REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

In order to raise the funds necessary for the Company to make the Cash Payment to Berlex (See Note B), the Company entered into a $3 million revolving credit facility with The CIT Group/Credit Finance Inc. ("CIT"). Advances under this facility are calculated pursuant to a formula which is based upon the Company's then "eligible" accounts receivable and inventory levels. This line of credit has an initial term of three years and is renewable for successive periods of two years each. The credit facility requires an annual facility fee and is subject to an unused credit line percentage fee. Interest accrues on amounts outstanding under this facility at the rate equal to the prime rate interest (announced by The Chase Manhattan Bank) plus 2 1/4%. The Company's obligations under this credit facility have been collateralized by the grant by the Company to CIT of a lien upon, and the pledge of a security in, all of the Company's inventory, accounts receivable, intangible assets (subject to prior lien) and other assets. The credit facility contains certain covenants and restrictions and a limited personal guaranty by Daniel Glassman, the Company's Chairman and Chief Executive Officer.

Long-term debt consists of the following:



                                        December 31,         December 31,
                                        -----------          -----------
                                           1998                  1997
                                           ----                  ----
  Installment note due 2001(a)           $ 80,261              $  85,001
  Installment note due 2001(b)            250,890                320,448
  Promissory Note due 2000(c)           1,083,530                  -0-

  Other installment notes                   1,701                 28,100
                                        ---------               --------
                                        1,416,382                433,549
  Less: current maturities               (170,531)              (169,143)
                                        ---------               --------
                                      $ 1,245,851              $ 264,406
                                        =========               ========



(a) The note, which originated in August 1991 in connection with the acquisition of a trademark (DUADACIN(R)), calls for interest only, at the rate of 10% commencing August 1992, and quarterly installments consisting of principal and interest in the amount of $6,865 for the eight-year period commencing November 1993. This note is collateralized by the trademark assigned to the Company.

(b) The note payable, which originated in May 1996 in connection with the acquisition of trademarks (ACID MANTLE(R)) is noninterest bearing and is payable in installments of $250,000 in May 1997, and $100,000 each per year from May 1998 through 2001. Interest at an annual rate of 9.5% has been imputed for this note. The seller has been granted a security interest in the assets acquired by the Company.

(c) The note payable, which originated in October 1998 in connection with the acquisition of trademark (BRONTEX(R)) is noninterest bearing and is payable in February 2000 in an amount of $1,228,000. Interest at an annual rate of 10% was imputed for this note. This note is collateralized by the trademark assigned to the Company.

The annual maturities of long term debt is $1,197,000 due in 2000, $48,000 due in 2001 and $48,000 due in 2001. Because of the nature of the Company's debt, it is impractical to determine its fair value.


NOTE F - RELATED PARTY TRANSACTION

During the years ended December 31, 1998 and 1997, the Company received administrative support services (consisting principally of advertising services, mailing, copying, data processing and other office services) which were charged to operations from Banyan Communications Group, Inc. ("Banyan"), an affiliate, in the amount of $184,800 and $135,000, respectively.

The Company leases office facilities in Fairfield, New Jersey from Daniel and Iris S. Glassman, directors and shareholders of the Company. The lease is for the period from February 1, 1998 to January 31, 2003 for 14,100 square feet of office and warehouse space. The rent expense, including an allocated portion of real estate taxes, was approximately $228,000 and $194,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE G -SHAREHOLDERS' EQUITY

The Company's authorized shares of common stock are divided into two classes, of which 26,400,000 shares are Class A common stock and 900,000 shares are Class B common stock. The rights, preferences and limitations of the Class A and the Class B common stock are equal and identical in all respects, except that each Class A share entitles the holder thereof to one vote upon any and all matters submitted to the shareholders of the Company for a vote, and each Class B share entitles the holder thereof to five votes upon certain matters submitted to the shareholders of the Company for a vote.

Both Class A common stock and Class B common stock vote together as a single class upon any and all matters submitted to the shareholders of the Company for a vote, provided, however, that the holders of Class A common stock and holders of Class B common stock vote as two separate classes to authorize any proposed amendment to the Company's Certificate of Incorporation, which affects the rights and preferences of such classes. So long as there are at least 325,000 shares of Class B common stock issued and outstanding, the holders of Class B common stock vote as a separate class to elect a majority of the directors of the Company (who are known as "Class B Directors"), and the holders of Class A common stock and voting preferred stock, if any, vote together as a single class to elect the remainder of the directors of the Company.

The Board of Directors may divide the preferred stock into any number of series, fix the designation and number of shares of each such series, and determine or change the designation, relative rights, preferences and limitations of any series of preferred stock. The Board of Directors may increase or decrease the number of shares initially fixed for any series, but no such decrease shall reduce the number below the number of shares then out-standing and shares duly reserved for issuance.

1.	Stock Repurchase Plan

In January 1997, the Company announced a program to repurchase up to 400,000 shares of the outstanding Class A common stock in open market transactions over the next 24 months. In January 1999, the Company announced the completion of the repurchase program of 400,000 shares and additionally announced another program of repurchasing an additional 600,000 shares of the outstanding Class
A common stock in open market transactions or a cumulative repurchase of 12% over the next 36 months. These shares will be held in Treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding company matching contributions to the 401(k) Plan. During 1998 and 1997, the Company acquired 257,400 shares at a cost of $369,783 and 162,500 shares at a cost of $253,345, respectively. As of March 9, 1999, the Company's total amount of shares purchased, excluding subsequent distributions, amounted to approximately 623,000 shares.

2.	Stock Option Plan

Under the 1990 Stock Option Plan, 2,600,000 shares of Class A common stock are reserved for issuance. This plan will expire on January 31, 2000, but options may remain outstanding past this date.

The number of shares covered by each outstanding option, and the exercise price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend, and are summarized as follows:



                                                             Weighted
                                                              Average
                                         Number of            Exercise
                                          Options               Price
                                         ---------           --------

Balance, December 31, 1996               1,479,365             $ 1.34
                                         ---------           --------
  Granted                                   68,000               1.25
  Exercised                                (31,500)              1.39
  Canceled                                (174,740)              1.51
                                         ----------

Balance, December 31, 1997               1,341,125             $ 1.32
                                         ---------              -----
   Granted                                 111,950               2.05
   Exercised                               (10,000)              1.14
   Canceled                               (144,130)              1.45
                                         ----------

Balance, December 31, 1998               1,298,945             $ 1.43
                                         ==========             =====


As of December 31, 1998, options outstanding for 1,188,495 shares were exercisable at prices ranging from $.68 to $3.65, and the weighted remaining contractual life was 3.6 years. As of December 31, 1997, options outstanding for 1,243,000 shares were exercisable at prices ranging from $.68 to $3.65, and the weighted remaining contractual life was 4.9 years. Compensation cost charged to operations, which the Company records for options granted to non-employees, was $10,444 and none in the years ended December 31, 1998 and 1997, respectively. There were 108,952 options outstanding to nonemployees at December 31, 1998, of which 99,852 were exercisable. There were 131,645 options outstanding to nonemployees at December 31, 1997, of which 128,145 were exercisable.


The following table summarizes option data as of December 31, 1998:



                    Number    Weighted               Number
                  Outstanding Average     Weighted  Exercisable   Weighted
    Range of        as of    Remaining     Average    as of       Average
    Exercise     December 31, Contractual  Exercise December 31,  Exercise
     Prices          1998       Life        Price      1998        Price
    -------      ----------- ------------ --------- ------------ ---------
               (in thousands)                      (in thousands)
  $ .68-$1.40        714         4.1         1.18       685         1.18
   1.41- 3.65        585         3.0         1.73       503         1.68
                     ---                                ---
                   1,299                              1,188
                   =====                              =====




The Company measures compensation in accordance with the provisions of APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1998 and 1997. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimated fair value:

Dividend yield                                           0%
Risk-free interest rate                                  6.0%
Expected life after vesting period
	Directors and officers                                  4 years
 Others                                                  2 years
Expected volatility - through December 1, 1995           60%
 December 2, 1995 - through December 31, 1998            90%


Had compensation cost been determined under SFAS No. 123, net income and net income per share would have been as follows:


                                              Year ended December 31,
                                            1998                 1997
                                            ----                 ----


Net income
  As reported                            $ 918,973            $ 906,406
  Pro Forma for SFAS No.123
    adjustment                             828,965              783,702

Net income per share
  As reported
    Basic                                    $.11                 $.11
    Diluted                                   .10                  .11
  Pro forma for SFAS No.123
    adjustment
      Basic                                  $.10                 $.10
      Diluted                                 .09                  .09



The weighted average fair value of options granted during 1998 and 1997 was $ 2.06 and $ .69, respectively. For the years ended December 31, 1998 and 1997, the exercise price of all options equaled the market price on the grant date.

During the initial phase-in period of SFAS No. 123, such compensation expense may not be representative of the future effects of applying this statement.

3.	Reserved Shares

The following table summarizes shares of common stock reserved for issuance at December 31, 1998, as adjusted for the dilutive effect of the private placement of the Company's securities:


                                                                Number
                                                                of shares
          Reserved for                                          issuable
          ------------                                          ---------

Warrants to Stern Stewart for consulting services(expiring
  October 1,2001)                                                 70,000
Warrants to NetWorld Capital,Inc. for consulting services
  (expiring July 9,2008)                                           8,500
Warrants to Berlex Laboratories, Inc. as per final
  settlement agreement(Note B-2)(expiring September 19,2001)     750,000
1990 Stock Option Plan                                         1,298,945
                                                               ---------
                                                               2,127,445
                                                               =========

NOTE H - COMMITMENTS AND CONTINGENCIES

1.	Leases

The Company leases office facilities in Fairfield, New Jersey from Daniel and Iris S. Glassman, directors and shareholders of the Company, and in Westbury, New York, and in Chicago, Illinois.

The lease on the Fairfield, New Jersey facility is for a period from February 1, 1998 to January 31, 2003 for 14,100 square feet of office and warehouse space, with an option to renew and also includes payments of electric, water and sewer and the allocated portion of the real estate taxes. Rent expense, including an allocated portion of real estate taxes, was approximately $228,000 and $194,000 for the years ended December 31, 1998 and 1997, respectively.

During 1998 and 1997, Doak rented a former 11,000 square foot manufacturing facility, owned by the former principal stockholders of Doak, and an independent satellite warehouse in Westbury, NY for rent expense totaling $39,000 and $67,500, respectively. In conjunction with the closing of Doak's factory, the Company did not renew this lease as of February 1999 for its manufacturing lease and vacated its independent warehouse in June 1998.

During 1998 and 1997, the Company rented 760 square feet of office space in Chicago, Illinois at cost of $18,000 and $12,000, respectively, per annum.

During 1999, the Company entered into a two year lease, with a one year renewal at the Company's option for warehouse space in Fairfield, New Jersey, primarily for the storage of promotional items and pharmaceutical samples. Rent expense, which includes common area maintenance and real estate taxes, will be appro-ximately $59,000 per annum.

Approximate aggregate minimum annual rental commitments, including rent and real estate taxes, are as follows: $291,000 for 1999, $279,000 for 2000, $233,000 for 2001, $229,000 for 2002, and $19,000 for 2003. Total rent expense for the years ended December 31, 1998 and 1997 was $331,000 and $312,000, respectively.

2.	Environmental Matters

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

4.	Defined Contribution 401(k) Plan

Effective January, 1997, the Company established a defined contribution 401(k) plan whereby the Company matches employee contributions up to 25% of the employee's first 6% of contributions with shares of the Company's Class A common stock. Contributions of $23,500 and $28,600 were charged to expenses for the year ended December 31, 1998 and 1997, respectively.


NOTE I - BUSINESS SEGEMENT INFORMATION

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to SFAS No. 131, the Company's two reportable segments are Kenwood Laboratories (nutritional, respiratory, personal hygiene and internal medicine brands) and Doak Dermatologics, Inc. (dermatological brands).

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes and cumulative effect of changes in accounting principles. The reportable segments are distinct business units operating in different industries. The following information about the two segments is for the year ended December 31, 1998 and 1997.


                                      1998                   1997
                                      ----                   ----

Net sales:
  Kenwood Laboratories            $ 9,505,958             $ 9,060,211
  Doak Dermatologics, Inc.          6,347,044               5,963,551
                                   ----------              ----------
                                  $15,853,002             $15,023,762
                                   ==========              ==========
Interest expense, net:
  Kenwood Laboratories            $   170,582             $   271,372
  Doak Dermatologics, Inc.             29,598                  26,337
                                   ----------              ----------
                                  $   200,180             $   297,709
                                   ==========              ==========
Depreciation and amortizatiom:
  Kenwood Laboratories            $   858,739             $ 1,212,143
  Doak Dermatologics, Inc.            246,014                 276,651
                                   ----------              ----------
                                  $ 1,104,753             $ 1,488,794
                                   ==========              ==========
Net income (loss):
  Kenwood Laboratories            $ 1,037,664             $   936,802
  Doak Dermatologics, Inc.           (118,691)                (30,396)
                                   ----------              ----------
                                  $   918,973             $   906,406
                                   ==========              ==========
Segment assets:
  Kenwood Laboratories            $19,190,431             $14,532,430
  Doak Dermatologics, Inc.          3,373,830               3,649,452
                                   ----------              ----------
                                  $22,564,261             $18,181,882
                                   ==========              ==========
Expenditure for segment
assets:
  Kenwood Laboratories            $ 1,885,497             $   110,785
  Doak Dermatologics, Inc.             87,982                  97,599
                                   ----------              ----------
                                  $ 1,973,479             $   208,384
                                   ==========              ==========
Geographic information
  (revenues):
  Kenwood Laboratories
    United States                 $ 8,866,129             $ 8,708,251
    Other countries                   639,829                 351,960
                                   ----------              ----------
                                  $ 9,505,958             $ 9,060,211
                                   ==========              ==========
  Doak Dermatologics, Inc.
    United States                 $ 5,177,608             $ 4,415,357
    Other countries                 1,169,436             $ 1,548,194
                                   ----------              ----------
                                  $ 6,347,044             $ 5,963,551
                                   ==========              ==========


The basis of accounting that is used by the Company to allocate expenses that relate to both segments are based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on the segments proportionate net sales over total net sales.




This schedule contains summary financial information extracted from Balance Sheet, Cash Flow and Statement of Operations and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                  12-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               DEC-31-1998
[CASH]                                       1,417,746
[SECURITIES]                                         0
[RECEIVABLES]                                4,626,303
[ALLOWANCES]                                   411,000
[INVENTORY]                                  1,506,731
[CURRENT-ASSETS]                             8,317,944
[PP&E]                                       1,358,010
[DEPRECIATION]                               1,001,000
[TOTAL-ASSETS]                              22,564,261
[CURRENT-LIABILITIES]                        7,447,007
<LT DEBT>                                    1,245,851
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    15,607,395
[OTHER-SE]                                  (1,735,992)
[TOTAL-LIABILITY-AND-EQUITY]                22,564,261
[SALES]                                     15,853,002
TOTAL-REVENUES>                             15,853,002
[CGS]                                        4,595,582
[TOTAL-COSTS]                                4,595,582
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             200,180
[INCOME-PRETAX]                              1,038,973
[INCOME-TAX]                                   120,000
[INCOME-CONTINUING]                            918,973
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   918,973
<EPS-BASIC>                                        .11
[EPS-DILUTED]                                      .10