Form 10QSB
period 1999-03-31
BRADLEY PHARMACEUTICALS INC
filed 1999-05-11
CIK 864268

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                             Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        March 31, 1999
                                      --------------

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
   Commission file number                            0-18881
                                                     -------

                        BRADLEY PHARMACEUTICALS, INC.
                        ----------------------------
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

                            (973) 882-1505
                            --------------

                                 N/A
                                 ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Title of Each Class              Number of Shares Outstanding
                   of Common Stock                     as of May 1, 1999
                 -------------------              ----------------------------

                Class A, $.01 Par Value	                8,198,883
                Class B, $.01 Par Value                   431,552

Transitional Small Business Disclosure Format (check one):
Yes     No   X
    ---     ---

                    BRADLEY PHARMACEUTICALS, INC.

                      INDEX TO FORM 10 - QSB

                          March 31, 1999





                                                          Page

                                                         Number
Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         March 31, 1999                                     3


         Condensed Consolidated Statements of
         Operations - three months ended March 31,
         1999 and 1998                                      4


         Condensed Consolidated Statements of Cash
         Flows - three months ended March 31, 1999
         and 1998                                           5


         Condensed Notes to Consolidated Financial
         Statements                                         7


         Management's Discussion and Analysis               8


Part II - Other Information

         Item 1.  Legal Proceedings                        13
         Item 5.  Other Information                        13
         Item 6.  Exhibits and Reports on Form 8-K         14

         Signatures                                        15