Form 10QSB
period 1999-06-30
BRADLEY PHARMACEUTICALS INC
filed 1999-08-13
CIK 864268

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  June 30, 1999
                                -------------

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


                              	(973) 882-1505
                               --------------

                                     N/A
                                     ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title of Each Class             Number of Shares Outstanding
          of Common Stock                    as of August 6, 1999
          -------------------             ----------------------------

          Common Stock, $.01 Par Value             8,198,883
          Class B, $.01 Par Value                    431,552

Transitional Small Business Disclosure Format (check one):
Yes      No   X
    ---     ---

                     	BRADLEY PHARMACEUTICALS, INC.

                         INDEX TO FORM 10 - QSB

                            June 30, 1999


                                                                     Page
                                                                     Number
                                                                     ------
Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         June 30, 1999                                                  3

         Condensed Consolidated Statements of
         Operations - three and six months ended June 30,
         1999 and 1998                                                  4

         Condensed Consolidated Statements of Cash
         Flows - six months ended June 30, 1999
         and 1998                                                       5

         Condensed Notes to Consolidated Financial Statements           7

         Management's Discussion and Analysis                           8

Part II - Other Information

         Item 1.  Legal Proceedings                                    14
         Item 5.  Other Information                                    14
         Item 6.  Exhibits and Reports on Form 8-K                     14

         Signatures                                                    15



















                                  2