Form 10QSB
period 1999-09-30
BRADLEY PHARMACEUTICALS INC
filed 1999-11-12
CIK 864268

U.S. Securities and Exchange Commission
                     	Washington, D.C.  20549

                            Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1999
                                       ------------------

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

                    383 Route 46 West, Fairfield, NJ
                    --------------------------------
            	(Address of principal executive offices)

                         (973) 882-1505
                         --------------

                              N/A
                              ---
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title of Each Class                 Number of Shares Outstanding
          of Common Stock                     as of November 2, 1999
          -------------------                 ----------------------------

    Common Stock, $.01 Par Value                     8,199,683
    Class B, $.01 Par Value                            431,552

Transitional Small Business Disclosure Format (check one):
Yes       No   X
   -----    -----



                     	BRADLEY PHARMACEUTICALS, INC.

                         INDEX TO FORM 10-QSB

                          September 30, 1999


                                                                     Page
                                                                    Number
                                                                    ------
Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         September 30, 1999                                            3

         Condensed Consolidated Statements of
         Operations - three and nine months ended September 30,
         1999 and 1998                                                 4

         Condensed Consolidated Statements of Cash
         Flows - nine months ended September 30, 1999
         and 1998                                                      5

         Condensed Notes to Consolidated Financial Statements          7

         Management's Discussion and Analysis                         10

Part II - Other Information

         Item 1.  Legal Proceedings                                   14
         Item 5.  Other Information                                   15
         Item 6.  Exhibits and Reports on Form 8-K                    15

         Signatures                                                   16