Form 10KSB
period 1999-12-31
BRADLEY PHARMACEUTICALS INC
filed 2000-03-30
CIK 864268

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal year December 31, 1999

           [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934

                      Commission File Number 0-18881

                       BRADLEY PHARMACEUTICALS, INC.
                 ---------------------------------------
              (Name of small business issuer in its charter)

                 DELAWARE                          22-2581418
                 --------                          ----------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)        Identification Number)

       383 Route 46 W., Fairfield, NJ                07004
       ------------------------------                -----
  (Address of principal executive offices)         (Zip Code)

   (Registrant's telephone number including area code):   973-882-1505
                                                          ------------

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

                       Yes   X     NO
                          ------     ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $18,850,294

The aggregate market value of the Common Stock voting stock held by non-affiliates of the Registrant as of March 1, 2000 was approximately $23,063,000. This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 1, 2000, there were outstanding 8,200,212 shares of Common Stock $.01 par value and 431,522 shares of Class B Common Stock $.01 par value.

Documents incorporated by reference:    None






                                   PART I

Item 1    Business

General

The Company

     We market over-the-counter and prescription pharmaceutical and health related products. Our product line currently includes dermatological brands (marketed by our wholly owned subsidiary, Doak Dermatologics, Inc.) and nutritional, respiratory, personal hygiene and internal medicine brands (marketed by our Kenwood Therapeutics division). All our product lines are manufactured and supplied by independent contractors under our quality control standards and marketed primarily to wholesalers. The wholesalers, in turn, distribute our products to retail outlets and healthcare institutions throughout the United States and to distributors in selected international markets.

     Our growth strategy is to make acquisitions, including through co-marketing and licensing agreements, of established products from major pharmaceutical organizations that we believe require intensified marketing and promotional attention. We believe that significant growth opportunities exist in this market niche as a result of the divestiture by major pharmaceutical companies of certain established product lines that are less profitable in relation to their other products. As a result, we have acquired, and intend to continue to acquire, rights to manufacture and market pharmaceutical and health related products which are effective and for which a demonstrated market exists, but which are not actively promoted and where the surrounding competitive environ-ment does not necessarily include major pharmaceutical companies.

     Our ability to make further product acquisitions will depend, among other things, on the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and our ability to consummate acquisitions on favorable terms. There can be no assurance that we will be able to consummate in a timely way attractive acquisitions on favorable terms. Therefore, we have and will continue to focus on developing and extending our existing acquired product lines.

     We were incorporated under the laws of the State of New Jersey in January 1985 and subsequently reincorporated in Delaware in July 1998. Our principal executive offices are located at 383 Route 46 West, Fairfield, New Jersey 07004, telephone number (973) 882-1505.

     This document may contain forward-looking statements that reflect our current view of future events and operations. These forward-looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions or external factors could produce significantly different results.

Material Product Acquisitions
-----------------------------

     We commenced operations in January 1985 and through December 1999 acquired more than 16 product lines from many leading pharmaceutical companies. During this time, we acquired products from Schering-Plough Corporation, Aventis Healthcare, Inc., American Home Products Corporation, Upsher-Smith Laboratories, Inc., and Procter & Gamble Pharmaceuticals, Inc.

     In March 1993, we acquired from Tsumura Medical, a division of Tsumura International, Inc., all technical, proprietary and distribution rights to a specialized dermal patch product, TRANS-VER-SAL(R) currently used in the treat-ment of warts.

     Our most significant acquisition to date was in December 1993, we acquired from Berlex Laboratories, a subsidiary of Schering AG, all technical, pro-prietary rights, including trademarks and registrations to DECONAMINE(R), a chlorpheniramine maleate/d-pseudoephedrine HCI prescription product line used in connection with cough, colds, and allergies.

     During February 1994, we acquired from The Pharmacia & Upjohn Company all U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations to PAMINE(R), a methscopolamine bromide tablet used in connection with the treatment of peptic ulcers.

     In June 1994, we acquired from Syntex (U.S.A.) Inc. all manufacturing, packaging, quality control, stability, drug experience, file history, customers and marketing rights, titles and interests, including all U.S. trademarks to CARMOL(R) 10 and CARMOL(R) 20 nonprescription urea-based moisturizers and CARMOL(R) HC, a prescription moisturizer containing hydrocortisone.

     In May 1996, we acquired the trademark rights to the ACIDMANTLE(R) skin treatment line from Novartis Pharmaceuticals Corporation, and the exclusive ACIDMANTLE(R) manufacturing, marketing and distribution rights for the United States and Puerto Rico. In October 1998, we acquired from Procter & Gamble Pharmaceuticals, the U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations to BRONTEX(R), a potent cough reliever. In consideration, we agreed to pay Procter & Gamble Pharmaceuticals up to $1,800,000, of which $600,000 was paid during October 1998. The remaining balance was paid in February 2000.

Acquisition of DOAK Subsidiary
------------------------------

     During February 1994, we acquired from Doak Dermatologics' principal stockholders, a controlling interest in Doak. The remaining capital stock of Doak was acquired pursuant to a merger consummated in January 1995. Total consideration paid by the Company for Doak was approximately $1.4 million.

Products

     The following is a list of major products, by therapeutic category that we market and distribute as of March 1, 2000. All of our products are available over-the-counter, with the exception of BRONTEX(R), DECONAMINE(R), PAMINE(R), CARMOL(R) HC, CARMOL(R) 40, TYZINE(R), LIDAMANTLE(R) and GLUTOFAC(R) ZX, each of which is a prescription pharmaceutical.

Dermatological Products                          Uses
-----------------------                          ----

ACIDMANTLE(R)/LIDAMANTLE(R)             Skin acidifier/Rx Topical Anesthetic

CARMOL(R) 10/20/40/HC                   Rx and OTC urea-based family of
                                        products for a variety of derma-
                                        tological conditions

FORMULA 405(R)/A.H.A/LE PONT(R)         Variety of topical products for the
                                        skin, hair and nails

TRANS.VER.SAL(R) Wart Remover Kit       Unique dermal patch delivery system for
(l6mm, 12mm, 20mm sizes)                wart removal


Nutritional Products                             Uses
--------------------                             ----

GLUTOFAC(R)/ZX                          Rx and OTC vitamin/mineral supplements
                                        for conditions such as diabetes
                                        mellitus, alcoholism, stress, or
                                        chronic illness


Internal Medicine Products                       Uses
--------------------------                       ----

PAMINE(R) 2.5 mg. Tablets               Rx Anticholinergic/antispasmodic


Respiratory Products                             Uses
--------------------                             ----

BRONTEX(R)                              Rx Antitussive/expectorant
(Tablets/Syrup)

DECONAMINE(R) FAMILY                    Rx Antihistamine/decongestant
(SR/Syrup/Tablets)

TYZINE(R) (tetrahydrozoline HCl)        Rx Nasal decongestant
(Solution/ Nasal Drops)


Product Liability Insurance
---------------------------

     We maintain $3,000,000 of product liability insurance on our products.
This insurance is in addition to required product liability insurance maintained by the manufacturers of our products. We believe that this amount of insurance coverage is adequate and reasonable. To date no product liability claim has been made, to our knowledge, against us, and we have no reason to believe that any claim is pending or threatened.


Manufacturers and Suppliers
---------------------------

     The manufacturing processes and operations of manufacturing facilities for pharmaceutical products are subject to rigorous regulation, including the need to comply with the United States Food and Drug Administration's (FDA) and current good manufacturing practices standards (cGMP's). All pharmaceutical products are subject to rigorous regulation by the FDA and state authorities (as well as comparable agencies in foreign countries), primarily under the Federal Food Drug and Cosmetic Act and the regulations promulgated thereunder (along with comparable state laws). These laws regulate the manufacture, shipping, storage, sale and use of such products and product samples, including the cGMP's, and Standard Operating Procedures (SOP's). The FDA, Federal Trade Commission and state authorities also regulate the advertising of prescription and over-the-counter products. We have not been made aware of any violation of any such applicable regulatory standards existing through the date of this 10-KSB.

     We generally purchase products from approximately 20 different vendors on open credit terms, which are generally payable in 30 days. One company manu-facturing and packaging products for us accounted for approximately 10% and 16% of our cost of goods sold for 1999 and 1998, respectively. No other vendor, packager or manufacturer accounted for more than 9% of our cost of goods sold for 1999 or 1998. We currently have no manufacturing facilities of our own and, accordingly, are dependent upon maintaining existing relationships with our vendors or establishing new vendors to supply inventory. There can be no assurance that we would be able to replace our current vendors without any dis-ruption to operations.

     With the exception of arrangements relative to BRONTEX(R), CARMOL(R) 40, LIDAMANTLE(R), and LUBRIN(R), we do not have any licensing, manufacturing or other supply agreements with manufacturers or suppliers.

Marketing and Sales
-------------------

     We have acquired established products and product lines, developed line extensions for new products and licensed existing technologies. Therefore, we have concentrated our marketing efforts on the continued promotion of acquired product lines and line extensions to established customers and the expansion of distribution to new customers. Our overall marketing philosophy is to inten-sify and enhance the promotion of acquired products and line extensions through-out the United States and, where feasible, in selected international markets.

     We market and sell products through full time sales personnel and a network of distributors and brokers. Non-prescription products are sold primarily to drug wholesalers, chain and independent pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals. Prescription products are sold primarily to wholesalers, retail chains and managed care providers. We currently have approximately 1,590 active accounts, of which there are approximately 200 wholesalers, 890 retail chains and stores, 400 doctors and institutional accounts, 30 government entities and 70 managed care providers.

     Our DECONAMINE(R) product line (categorized below as respiratory products) accounted for approximately 24%, 37%, 45%, 51% and 40%, respectively, of 1999, 1998, 1997, 1996 and 1995 net sales. Changes in the performance of our DECONAMINE(R) product line, consequently, will have a material effect on future operations. Our BRONTEX(R) product line (categorized below as respiratory products) accounted for 9% and 7% of 1999 and 1998 net sales, respectively.

     Doak's CARMOL(R) product line accounted for approximately 22%, 15% and 12% of our 1999, 1998 and 1997 net sales. The TRANS-VER-SAL(R) product line accounted for approximately 8%, 8% and 10% of our 1999, 1998, 1997 net sales, while the ACIDMANTLE(R) product line accounted for approximately 6%, 6% and 4% of our 1999, 1998 and 1997 net sales. Doak's other products, including Formula 405, accounted for approximately 7%, 9% and 10%, of our 1999, 1998 and 1997 net sales. All of Doak's products are categorized below as dermatologic products.

     Our 1999, 1998, 1997, 1996 and 1995 net sales volume percentages by category were as follows:


                               1999    1998    1997    1996    1995
                               ------------------------------------

Respiratory                     38%     49%     50%     56%     46%
Dermatologic                    43%     40%     40%     32%     40%
Personal Hygiene                 3%      3%      4%      4%      3%
Nutritional                      8%      6%      5%      6%      6%
Internal Medicine                8%      2%      1%      2%      5%


     Sales of our DECONAMINE(R) and BRONTEX(R) product lines and other cough/cold/flu products are primarily concentrated in the fall and winter months. Consequently, revenues from these products generally are, and will be, determined by the severity of the cough/cold/flu season. We promote these products for allergy symptoms during the spring and summer months to smooth the seasonality of these sales.

     Our principal marketing focus is on the sales of branded pharmaceutical products. We have a national sales force of over 100 field representatives, which is comprised of both full and part time employees as well as independent contractors whose sole focus is the distribution of samples. Our marketing and sales promotions principally target general/family practitioners, internal medicine physicians and dermatologists through detailing and sampling to encourage physicians to prescribe or recommend our products.

     The sales force is supported and supplemented chiefly by telemarketing and direct mail, and to a lesser extent through advertising in trade publications and participation at regional and national medical conventions. We identify and target physicians through data available from such companies as IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth or product acquisitions warrant.

     We have made a strategic decision to concentrate selling and marketing resources on ten principal brands (which represented 89%, 92% and 87% of 1999, 1998 and 1997 Net Sales, respectively) as follows:


Kenwood Brands                                    Specialty
--------------                                    ---------

BRONTEX(R)                                    General Practitioners,
DECONAMINE(R)                                 Allergists, Pediatricians,
TYZINE(R)                                     Otolaryngologists
ENTsol(R)


PAMINE(R)                                     Gastroenterologists,
                                              Internal Medicine

GLUTOFAC(R)/ZX                                General Practitioners


Doak Brands                                       Specialty
-----------                                       ---------

CARMOL(R)                                     Dermatologists,
TRANS-VER-SAL(R)                              Podiatrists
ACIDMANTLE(R)
LIDAMANTLE(R)



     To facilitate sales of our products internationally (including Puerto
Rico), we have entered into agreements with 31 international pharmaceutical distributors to provide for distribution and promotion of these products. Approximately 9%, 11%, 13% and 11%, respectively, of our 1999, 1998, 1997 and 1996 net sales were from international business.

     We continue to seek out new distributors and are currently in process of obtaining market approvals in at least 13 new country markets. Although we anticipate to receive the necessary approvals to market our products in these countries, there can be no assurance that such approvals will be received.

     We have received product registrations and applied for additional product registrations to distribute its products in certain international markets as follows:


                    OUR INTERNATIONAL MARKETING STATUS

                          CURRENTLY MARKETING


Barbados     CARMOL(R)                     Italy           TRANS.VER.SAL(R)
             GLUTOFAC(R)
             IPSATOL(R)                    Jordan          A.H.A LINE
             KTL(R)                                        CARMOL(R)
             LUBRIN(R)                                     DOAK(R) TAR
             NEOLOID(R)                                    FORMULA 405(R)
                                                           LE PONT(R)
Canada       ENTsol(R)                                     SULPHO-LAC(R)
             LUBRIN(R)                                     TRANS.VER.SAL(R)
             NEOLOID(R)                                    PETROPHYLLIC(R)
             TRANS.VER.SAL(R)

Chile        TRANS.VER.SAL(R)              Malaysia        LUBRIN(R)

Cyprus       A.H.A LINE                    Mexico          A.H.A LINE
             IPSATOL(R)                                    DOAK(R) TAR
             IRCON(R)                                      FORMULA 405(R)
             KTL(R)                                        LE PONT(R)
             LUBRIN(R)                                     LUBRIN(R)
             TYZINE(R)                                     TERSASEPTIC(R)
                                                           TRANS.VER.SAL(R)
Denmark      TRANS.VER.SAL(R)
             LUBRIN(R)                     Panama          GLUTOFAC(R)
                                                           LUBRIN(R)

Dominican    APATATE(R)                    Qatar           TRANS.VER.SAL(R)
Republic     GLUTOFAC(R)
             IRCON(R)                      Portugal        TRANS.VER.SAL(R)
             I.L.X(R) B12
             KTL(R)                        Puerto Rico     COMPLETE BRADLEY LINE
             LUBRIN(R)
                                           Saudi Arabia    A.H.A LINE
El Salvador  A.H.A.LINE                                    CARMOL(R)
             CARMOL(R)                                     DOAK(R) TAR
                                                           FORMULA 405(R)
Greece       LE PONT(R)                                    LE PONT(R)
                                                           SULFOAM(R)
Finland      LUBRIN(R)                                     SULPHO-LAC(R)
                                                           TERSASEPTIC(R)
France       TRANS.VER.SAL(R)                              TRANS.VER.SAL(R)

Hong Kong    A.H.A LINE                    Singapore       APATATE(R)
             CARMOL(R)                                     LUBRIN(R)
             DUADACIN(R)                                   SULPHO-LAC(R)
             DOAK(R) TAR                                   TERSASEPTIC(R)
             DECONAMINE(R)                                 TRANS.VER.SAL(R)
             FORMULA 405(R)
             GLUTOFAC(R)                   South Africa    LUBRIN(R)
             NITROGLYN(R)                                  ENTsol(R)
             TERSASEPTIC(R)
             TERSA-TAR(R)                  Spain           TAR DISTILLATE
                                                           TRANS.VER.SAL(R)
Iceland      DOAK(R) TAR
             FOMULA 405(R)                 Taiwan          A.H.A LINE
             LUBRIN(R)                                     FORMULA 405(R)
             TRANS.VER.SAL(R)                              LE PONT(R)
                                                           LUBRIN(R)
Israel       LUBRIN(R)                                     TRANS.VER.SAL(R)

                                           United Arab     A.H.A. LINE
                                           Emirates        LUBRIN(R)
                                                           TRANS.VER.SAL(R)

                                           Yemen           A.H.A LINE
                                                           CARMOL(R)
                                                           DOAK(R) TAR
                                                           FORMULA 405(R)



Competition

     We compete with other pharmaceutical companies for product and product line acquisitions and more broadly for the distribution and marketing of pharmaceutical and consumer products. These competitors include Jones Medical Industries, Inc., ICN Pharmaceuticals, Inc., Dura Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Forest Laboratories, Inc., Shire Pharmaceuticals, Watson Pharmaceuticals, Inc. and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. Most of our competitors possess substantially greater financial, technical, marketing and other resources than we do. In addition, we compete for the manufacture of our products from suppliers who manufacture and supply such products to other companies, including those competitive with our products.

     Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities. Our pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection, if applicable, and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs or the invested capital in acquired brands and consequently are able to offer such products at considerably lower price. There are, however, a number of factors that enable products to remain profitable once patent protection has ceased. These include the esta-blishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.


Government Regulation

     	Our business and our products, including manufacturing processes and operations of our subcontracted manufacturing facilities, are subject to extensive and rigorous regulation at both the federal and state levels. At the federal level, we and our manufacturers and suppliers are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Com-mission, the Federal Trade Commission (FTC), the U.S. Department of Agriculture, Occupational Safety and Health Administration (OSHA) and the U.S. Environmental Protection Agency (EPA). The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Non compliance to any govern-ment regulations could have a material adverse effect on our business, financial condition and results from operations.

     We believe that we have the proper FDA approvals or other marketing authority for the drugs that we currently market and distribute. Failure to comply with the statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. The federal government has extensive enforcement powers over the activities of pharmaceutical manu-facturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operation.

     While we believe that all of our current pharmaceutical products are legally marketed under applicable FDA enforcement policies or have received requisite government approvals for manufacture and sale, such marketing authority is subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy application process. Our subcontractors are continually subject to inspection by such governmental agencies and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory.

     The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), as part of the FDC Act, which regulates such activities at both the federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state and states are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.

     We cannot determine what effect changes in regulations or statutes or legal interpretation, when and if promulgated or enacted, may have on our business in the future. Changes could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation of the properties of certain products and scientific substan-tiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations.

     Certain of our pharmaceutical products are sold over-the-counter. These products are subject to FDA regulations known as monographs, which specify permissible active ingredients, labeling and indications. The monographs are subject to change. No assurance can be given that future FDA enforcement or regulatory decisions or changes to monographs will not hamper our marketing efforts or render our products unlawful for commercial sale, causing us to withdraw our products from the marketplace or spend substantial funds reformulating the products.

     Specifically, our DECONAMINE(R) product line, which currently has prescription status, falls under these monographs. Once a final monograph is issued by the FDA with respect to a product, the product historically can remain as a prescription product for up to one additional year. We anticipate that final monographs for our DECONAMINE(R) product line, thereby converting the product line from prescription status to over-the-counter status, may possibly be issued by the FDA at some time in the future. We currently intend to continue to market and distribute the DECONAMINE(R) line of products as prescription products as long as we may lawfully continue to do so. We are presently exploring our marketing and distribution strategy relating to the DECONAMINE(R) product line after final monographs covering these products are issued, and, as such, we are not currently possible to predict how our operations and financial condition will be affected, or whether we will have resources sufficient to aggressively market the DECONAMINE(R) line of products, if, and when, this product line is converted from prescription status to over-the-counter status.

     Further, we are required to file an Abbreviated New Drug Application, an ANDA, with the FDA for our DECONAMINE(R) SR product, which is expected to maintain the prescription status of this product beyond the final monograph.
The cost of this application is approximately $900,000. We have entered into an agreement with Phoenix International to perform clinical studies required for the issuance of the ANDA. As of the date of this 10-KSB, we have paid approximately $350,000 with respect to this project. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA. Completion of the research and development project is subject, however, to us being able to generate sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, we cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. Our inability to further develop and/or file the necessary ANDA for DECONAMINE(R) SR would have a material adverse effect on our business.

     We currently are the registered holder of one New Drug Application for PAMINE(R) and two ANDAs for TYZINE(R) and CARMOL(R) HC. These applications, approved by the FDA, permit companies to market products either considered by the FDA to be new drugs or drugs previously approved by the FDA.

     U.S. Federal and state governments continue to seek means to reduce costs of Medicare and Medicaid programs, including placement of restrictions on re-imbursement for, or access to, certain drug products. Major changes were made in the Medicaid program under the Omnibus Budget Reconciliation Act of 1990. As a result, we entered into a Medicaid Rebate Agreement ("Rebate Agreement") with the U.S. Government. Pursuant to the Rebate Agreement, in order for federal reimbursement to be available for prescription drugs under state Medicaid plans, we must pay certain statutorily prescribed rebates on Medicaid purchases. In most other developed markets in which our products are marketed and sold, governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs. The nature of such controls and their effect on the pharmaceutical industry varies greatly from country to country.

     The statutes and regulations that govern our business and activities are subject to change. Current political and public interest in pharmaceutical products may lead to changes in federal and state law, which can affect the way we do business. We cannot anticipate what effect, if any, such legislation may have on our operations.

Patents and Trademarks

     The products currently sold by us, with the exception of TRANS-VER-SAL(R), ENTsol(R) and CARMOL(R) 40 are not patented and we intend to pursue patents where it is logical, however, we do not currently intend to apply for patents for all of our products. Products with benefits similar to those marketed by us could easily be developed by other companies.

     The LUBRIN(R) United States patent expired on August 31, 1999 and TRANS-VER-SAL(R), CARMOL(R) 40, and ENTsol(R) United States patent expires on October 18, 2005, April 2, 2018, and June 24, 2018, respectively. Patents maintained for LUBRIN(R) and TRANS-VER-SAL(R) in other countries have various expiration dates.

     We own all trademarks associated with each of our products including national and international trademark registrations, or common law rights, for each of our material products. No assurance can be given as to the extent or scope of the trademarks or other proprietary protection secured by us on our products. To our knowledge, none of the trademarks owned by us infringe on any trademarks owned or used by others.

Human Resources

     As of March 1, 2000, we employed 63 full and 35 part-time associates. We believe that our relationship with our associates is good.

Scientific Advisors

     We have formed a group of scientific advisors having extensive experience in the areas in which we market our products to advise us in long-range planning and development. The following sets forth information with respect to the our Scientific Advisors:

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

     Stephen M. Gross, Ed.D., is Dean of the Arnold and Marie Schwartz College of Pharmacy & Health Sciences, and of the School of Health Professions, Long
Island University.   Dr. Gross was awarded a B.S. degree in pharmacy in 1960,
and earned his M.A. and Ed.D. degrees in college and university administration in 1969 and 1975, respectively, from Columbia University. Dr. Gross' expertise is in the area of pharmacy administration, where he has authored numerous articles on a variety of subjects, including cost-effectiveness of drug therapy, pharmaceutical advertising, and other educational and pharmacy practice topics. Dr. Gross is also a member of the New York State Board of Pharmacy.

     Lewis H. Kaminester, M.D., F.A.A.D., F.A.C.P., is a dermatologist practicing in North Palm Beach for the past 25 years. Dr. Kaminester graduated Franklin and Marshall College with Honors in Biology and as member of Phi Beta Kappa. He graduated from University of Pennsylvania School of Medicine, where he was also a dermatology resident. He is on the clinical staff at University of Miami School of Medicine, Department of Dermatology and Dermatological Surgery.

     Richard H. Mann, D.P.M. is a doctor of podiatric medicine, board-certified in foot and ankle surgery, microscopic laser surgery of the foot and is a Fellow of the Academy of Ambulatory Foot Surgeons and American College of Foot Surgeons. Dr. Mann received his B.A. from Queens College of the City
University of New York and his D.P.M. from the New York College of Podiatric Medicine. Dr. Mann has developed several new pharmaceutical products in a wide variety of medical areas.

     David Parsons, M.D. is a board certified ear, nose and throat surgeon, and a Fellow of the American College of Surgeons. He is a recognized international authority on paranasal sinus disease and has written an authoritative textbook on sinus care. Dr. Parsons enjoyed a 26-year Air Force career which included serving as the Consultant to the Surgeon General for Head & Neck Surgery, Vice Chairman of the Department of Otolaryngology, Wilford Hall USAF Medical Center, and Clinical Professor of Otolaryngology/Head & Neck Surgery at the University of Texas-San Antonio and at the University of Colorado. Most recently, he was Professor of Surgery and Pediatrics at the University of Missouri-Columbia.
Dr. Parsons received his M.D. degree from the University of Texas-Houston, and is now in private practice of Otolaryngology.

     Alan R. Shalita, M.D. is a board certified dermatologist and currently Professor and Chairman of the State University of New York Health Science Center at Brooklyn. Dr. Shalita received his B.S. from University of Brussels, Belgium and M.D. from Bowman Gray School of Medicine. Dr. Shalita is also licensed in New Jersey, North Carolina, California and Florida.

     Keyoumars Soltani, M.D. is currently Professor of Dermatology in the Department of Medicine at the University of Chicago. Dr. Soltani completed his residency at Temple University Skin & Cancer Hospital of Philadelphia.
Dr. Soltani is a member of numerous scientific professional societies. He is the author/co-author of over 200 publications, especially in the fields of immunodermatology, cutaneous manifestations of systemic diseases and derma-topharmacology.

     Mitchell J. Spirt, M.D. is a doctor of internal medicine currently on faculty as Assistant Clinical Professor of Medicine at the UCLA School of Medicine, California. Dr. Spirt received his B.S. from University of New York at Binghamton and received his M.D. from Mount Sinai Medical Center in New York. Dr. Spirt performed his internship and residency at Mount Sinai Medical Center, New York and a Fellow at the University of California at Los Angeles (UCLA).

     Gerald N. Wachs, M.D. is a doctor of dermatology currently practicing in Millburn, New Jersey. Dr. Wachs received his B.S. and M.D. from the University of Illinois. Dr. Wachs is currently affiliated with St. Barnabas Hospital and Overlook Hospital in New Jersey and is a consulting dermatologist for the New Jersey Nets and New Jersey Devils.

     Each of the our Scientific Advisors, over time, has been or will be granted options to purchase shares of our common stock. All options granted to the Scientific Advisors are exercisable at the fair market value of our common stock as of the date of grant. To date, the Scientific Advisors have exercised no options. We will compensate each Scientific Advisor for his time and reasonable expenses should he provide services.

Environmental Matters

     We are subject to claims or threatened claims relating to environmental matters from our former Doak manufacturing site in Westbury, New York. We believe that none of such claims or threatened claims made through the date of this 10-KSB, either individually or in the aggregate, will have a material adverse affect on our business, financial condition or results from operations.

Item 2.	Properties

     We lease 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on February 1, 2003 with Daniel Glassman,
Chairman and President, and his spouse Iris Glassman, Treasurer.   Rent expense,
including our proportionate share of real estate taxes, was approximately $224,000 and $228,000 in 1999 and 1998, respectively.

     During 1999 and 1998, Doak rented its former 11,000 square foot manu-facturing facility, owned by the former principal stockholders of Doak, and an independent satellite warehouse in Westbury, NY for rent expense totaling $5,000 and $39,000, respectively. In conjunction with the closing of Doak's factory, we did not renew this lease as of February 1999 and vacated the independent warehouse in June 1998.

     During 1999 and 1998, we rented 760 square feet of office space in Chicago, Illinois at cost of $17,000 and $18,000, respectively, per annum.

     During 1999, we entered into a two year, 6,000 ft. lease, with a one year renewal option, for warehouse space at 33 Route 46 West, Fairfield, New Jersey primarily for the storage of promotional items and pharmaceutical samples.
Rent expense, which includes common area maintenance and real estate taxes, for 1999 was $45,000.

     We believe that the aforementioned facilities are sufficient to meet our current, and presently anticipated, future needs.

     We also have a distribution arrangement with a third party public warehouse located in Tennessee to warehouse and distribute substantially all of our products. This arrangement provides that we will be billed based on invoiced sales of the products distributed by such party, plus certain additional charges.

Item 3.	Legal Proceedings

     We are involved in legal proceedings of various types in the ordinary course of business. While any such litigation to which we are a party contains an element of uncertainty, we presently believe that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

     No issues were submitted to a vote of the security holders during the fourth quarter of 1999.

Item 5.	Market for Common Equity and Related Stockholder Matters.

     Shares of our common stock are traded on The Nasdaq Stock MarketTM under the trading symbol "BPRX". Our Class B common stock is not publicly traded.



     The following table sets forth the high and low sales prices for shares of our common stock on The Nasdaq Stock MarketTM for the periods indicated.



                                            High Sale        Low Sale
                                            ---------        --------
Fiscal year ended December 31, 1999
       First quarter                         $ 1.56           $ 1.00
       Second quarter                          1.63             1.03
       Third quarter                           1.50             1.03
       Fourth quarter                          1.38             1.00



Fiscal year ended December 31, 1998
       First quarter                         $ 2.69           $ 1.53
       Second quarter                          4.44             1.69
       Third quarter                           2.34             0.94
       Fourth quarter                          1.41             1.00


     On March 1, 2000 the last sale price for our shares of common stock as reported by the Nasdaq National Market was $2.81 per share. At March 1, 2000, there were approximately 290 registered holders of record of shares of common stock. Based on information available, we believe that there are approximately 2,900 beneficial holders of shares of common stock held in "street" or other nominee name at such date.

     We have not paid any dividends on our common stock since organization in January 1985. We anticipate in the foreseeable future, any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

     We have authorized an aggregate of 900,000 shares of Class B common stock, $.01 par value per share, of which 431,552 shares were issued and outstanding at March 1, 2000. The Class B common stock is not publicly traded. The rights, preferences and limitations of common stock and Class B common stock are equal and identical in all respects, except that the holders of the Class B common stock are entitled to elect a majority of our directors and each share of common stock entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Corporation for a vote, and each share of Class B common stock entitles the holder thereof to five votes upon certain matters (other than the election of directors) submitted to the stockholders of the Corporation for a vote.

     At March 1, 2000, there were outstanding 8,200,212 (exclusive of 737,605 shares held in treasury) of common stock.

     This document may contain forward-looking statements that reflect our current view of future events and operations. These forward-looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions or external factors could produce significantly different results.


Item 6.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Results of Operations

     Net Sales (net of all adjustments to sales) for 1999 was $18,850,000, representing an increase of $2,997,000 or approximately 19% from 1998. This increase primarily reflects gains resulting from Doak Dermatologics' products CARMOL(R), ACIDMANTLE(R), TRANS-VER-SAL(R), and Kenwood Therapeutics' products PAMINE(R), TYZINE(R) and GLUTOFAC(R). The increase in product sales was primarily due to special promotions to market key brands, an expanding field force, the utilization of market research data to ensure product messages are received by the most potentially productive audiences, and the offering of slight discounts to wholesalers to encourage stocking. The above increase in net sales was partially offset by a sales decline in LEPONT(R) Beauty Enhancer and DECONAMINE(R). The sales decline of DECONAMINE(R) was primarily attributable to an increase in generic competition, formulary restrictions, and the launch of new competitive products. Our analysis of the trend in actual chargebacks and rebates resulted in a decrease in the percentage used to adjust gross sales to net sales for 1999 and 1998, resulting in increased net sales and profits of $464,000 and $633,000, respectively. The decrease in the percentage used to adjust gross sales to net sales reflects improvements in processing chargebacks and rebates as well as less reliance on managed care sales. Any future reductions of this percentage will reflect continuing and future analysis of this trend. There is no assurance that this trend will continue.

     Cost of Sales for 1999 was $5,083,000, representing an increase from 1998 of $488,000. Our gross profit margin for 1999 was 73% as compared to 71% during 1998. The improvement in the gross profit margin reflects a change in our sales mix with greater sales of prescription products that historically carry a higher gross profit percentage. The change in the sales mix represented an increase in prescription products of PAMINE(R), CARMOL(R) 40, TYZINE(R), and GLUTOFAC(R) ZX. Also, the sales mix reflected a decrease in sales for LEPONT(R) Beauty Enhancer, which historically has a lower gross margin. In addition, we benefited from cost savings by outsourcing previously manufactured products.

     Selling, General and Administrative Expenses was $11,473,000 for 1999, representing an increase of $2,512,000 over 1998. The increases in selling, general and administrative expenses continue to reflect increased investment in our sales and marketing areas, with resulting increases in salaries, employee benefits, payroll taxes, promotional and advertising expenses. Additionally, we initiated the EVA(R) Financial Management System, which is based upon the attainment of certain corporate goals, resulted in an increase in compensation of $142,000.

     Depreciation and Amortization Expenses for 1999 was $1,138,000, repre-senting an increase of $33,000 as compared to 1998. The increase for 1999 was principally due to full year 1999 of amortization of trademarks resulting from the BRONTEX(R) acquisition, which occurred in October 1998.

     Interest Expense, Net for 1999 was $235,000, representing an increase of $35,000 from 1998. This increase was principally due to the imputed interest related to the BRONTEX(R) acquisition note, which was outstanding for the full year 1999 as compared to a partial 1998 year.

     Income Tax Expense for 1999 was $360,000, representing an increase of $240,000 from 1998. The increase was principally due to utilization of tax benefits in 1998 for which deferred tax assets were previously fully reserved. In 1999 no net operating loss carryforwards were available to offset current taxable income.

     Net Income for 1999 was $561,000, representing a decrease of $358,000 from 1998. The decrease was principally due to an increase in the selling, general and administrative expense and income tax expense, which was partially offset by an increase in net sales and an increase in the gross profit percentage.

    Net loss for Kenwood Therapeutics for 1999 was ($248,000), representing a decrease of $1,285,000 from 1998. The decrease was principally due to an increase in selling, general, and administrative expenses with resulting increases for promotional and advertising activities. In particular, promo-tional and advertising increased due to the new product BRONTEX(R) and other existing cough/cold products, which was in expectation of the upcoming season.

     Net income for Doak Dermatologics for 1999 was $809,000, representing an increase of $928,000 from 1998. The increase was principally due to an increase in net sales and an increase in the gross profit margin. The products CARMOL(R), ACIDMANTLE(R), and TRANS-VER-SAL(R) primarily contributed to the increase in net sales. While, the increase in the gross profit margin was primarily due to an increase in sales of the higher margined CARMOL(R) 40, decrease in sales of the lower margined LEPONT(R) Beauty Enhancer, and cost savings from outsourcing.

Market Risk

     Our major market risk is primarily due to competitive products, generic competition, sourcing exposure and government regulation. Please see above captioned information for a more thorough review of these three topics.

     Stock prices of emerging growth pharmaceutical and micro-cap companies, such as us, are subject to significant fluctuations. Our stock price may be affected by a variety of factors that could cause the price to fluctuate, perhaps, substantially, including: announcements of developments related to the our business; quarterly fluctuations in our actual or anticipated operating results; general conditions in the pharmaceutical and health care industries; new products or product enhancements by us or our competitors; developments in patents or other intellectual property rights and litigation; and developments in our relationships with our customers and suppliers. In addition, in recent years the stock market in general and the market for shares for small capitalization and emerging growth pharmaceutical companies in particular, have experienced extreme price fluctuations which may or may not be related to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock. There can be no assurance that the market price of our common stock will not decline.

     Our major interest exposure is due to its asset-based financing agreement with LaSalle Business Credit, Inc., of which it accrues interest on outstanding revolver loans and the acquisition note at 1% and 2% above the prime rate announced from time to time by LaSalle National Bank, respectively. An increase in interest rates would apply upward pressure on our operating costs.

Year 2000 Disclosure

     The "Year 2000" problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The Year 2000 problem is potentially pervasive; virtually every computer operation or business system that utilizes embedded computer technology may be affected in some way by the rollover of the two-digit year value to 00. The risk is that computer systems will not properly recognize date sensitive information when the year changes to 2000, which can result in system failures or miscalculations, resulting in a serious threat of business disruption.

     To date, we have not suffered any disruptions in our computer systems or software by the rollover of the two-digit year value to 00. In addition, to date, we have not been made aware that any third-party systems we rely on, the manufacturing systems of our vendors or the systems our customers use have suffered disruptions. However, given the complexity of the Year
2000 issue, there can be no assurance that we will be able to address potential unidentified future problems without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

     The total costs incurred to date in the evaluation and remediation of the Year 2000 compliance matters including total software and equipment costs is $95,000.

Seasonality

     Net sales of DECONAMINE(R) product line accounted for approximately 24%, 37%, 45%, 51% and 40%, respectively, of our 1999, 1998, 1997, 1996 and 1995 net sales. Consequently, revenue from these products as well as BRONTEX(R) potent cough reliever product line with 9% and 7% of 1999 and 1998 net sales, respectively, generally are, and will be, determined by the severity of the cough/cold/flu season. We promote these products for allergy symptoms during the spring and summer months in an effort to smooth the seasonality of these sales.

Effects of Inflation

     Although inflation rates have been comparatively low in recent years, inflation would apply upward pressure on our operating costs.

Liquidity and Capital Resources

     On December 31, 1999, we had working capital of $737,000, a decrease of $134,000 over the December 31, 1998 working capital of $871,000. The decrease in our working capital position at December 31, 1999 was primarily due to the reclassification of the BRONTEX(R) acquisition note from long-term to short-term.

     Working capital as of December 31, 1999 included (i) a decrease of $1,032,000 in cash and cash equivalents principally due to net repayments of the revolving credit line and purchases of treasury stock; (ii) an increase in accounts receivable of $1,762,000, primarily due to year end wholesaler stock-ing programs and our issuance of an annual price increase in December 1999, which was further prompted by offering slight discounts. This event, which also occurred in December 1998, may have the effect of reducing revenue in the First Quarter 2000 and may have reduced revenue in the First Quarter 1999;
(iii) an increase in inventory and prepaid samples and materials of $166,000, primarily due to inventory stocking for Year 2000; (iv) a decrease in prepaid expenses and other of $90,000 principally due to increased distribution of promotional material by the sales force in the Fourth Quarter 1999 versus 1998;
(v) an increase in accounts payable of $190,000 primarily due to an increase in promotional and advertising activities in the Fourth Quarter 1999; (vi) a decrease in accrued expenses of $95,000 due to a decrease in the chargeback and rebate accruals, which was prompted by higher volume sales for products that historically have lower charges against sales and reductions in the accrual necessitated by a reduction in the chargeback and rebate trends; and (vii) an increase in income taxes payable of $154,000 due to the utilization of remaining net operating loss carryforwards in 1998.

     During 1999, we increased our borrowing capacity with a new revolving asset-based line of credit and acquisition note from LaSalle Business Credit, Inc. This facility increased our asset-based lending capacity from $3,000,000 to $5,000,000 and provides an acquisition note for an additional $2,500,000. We had $2,120,000 in borrowings issued under the revolving asset-based line of credit at December 31, 1999, with a remaining availability of $1,350,000.

     The facility with LaSalle includes various restrictive covenants pro-hibiting us with certain limited exceptions, from, among other things, in-curring additional indebtedness and paying dividends, substantial asset sales and certain other payments. The facility also contains financial covenants including net worth, interest coverage ratio, debt service ratio, and earnings before interest, taxes, depreciation, and amortization. As of June 30, 1999 and December 31, 1999, we were in violation of the net worth covenant and EBITDA covenant, respectively, which have been waived by LaSalle. We anticipate future violations of certain covenants during 2000 and are currently in dis-cussions with LaSalle in attempt to amend those covenants. We believe that it is "more likely than not" that the covenants will be amended or waived. How-ever, there can be no assurance that the covenants will be waived or amended. Such future defaults, if not amended or waived, could have a material adverse effect on our business, financial condition and results of operations. All of our borrowings under the revolving asset-based credit facility have been classified as current as of December 31, 1999.

     On February 7, 2000, we borrowed $1,161,000 from our available acquisition note in order to satisfy the current note payable that was in connection with the acquisition of BRONTEX(R). Subsequent to borrowing the funds, the remaining balance available for future product acquisitions from the acquisition note is $1,339,000.

     In January 1999, we completed the repurchase program of 400,000 of our out-standing shares and also initiated the repurchasing of an additional 600,000 shares in open market transactions resulting in a cumulative repurchase of 12% of the outstanding common stock over the next 36 months. These shares will be held in our Treasury and be used for purposes deemed necessary by the Board of Directors, including funding our 401(k) Plan matching contribution. Through March 1, 2000, we have repurchased 849,000 shares of common stock at a total cost of $1,068,000.

     On January 1, 1999, we initiated Stern Stewart's EVA(R) Financial Management System. The EVA(R) program is based upon our creation of economic value. EVA(R) is a financial calculation based upon our net income less a charge for capital used. Depending upon our improvement in EVA(R), a bonus to employees may be distributed. As of December 31, 1999, we have expensed for approximately $142,000 and distributed $95,000 to employees for this program.

     We established a defined contribution 401(k) plan whereby we match employee contributions up to 25% of the employees first 6% of contributions with shares of our common stock. Contributions of $44,700 and $23,500 were charged to expenses for the year ended December 31, 1999 and 1998, respectively.

     We believe that cash flow from operations, funds available from the revolving credit facility and the acquisition note will be sufficient to satis-fy the working capital requirements for at least the next 12 months.

Item 7.  Financial Statements and Supplementary Data

     The financial statements required by Item 7 are appended to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


Item 9.		Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

                                       Age    Position(s)
                                       ---    -----------
Daniel Glassman                         57    Chairman of the Board, President
                                              and Chief Executive Officer

Richard C. Fuisz, M.D.                  60    Director

Iris S. Glassman                        57    Treasurer and Director

David H. Hillman                        59    Secretary and Director

Philip W. McGinn, Ph.D.                 74    Director

Seymour I. Schlager, M.D.               50    Director

Bruce W. Simpson                        58    Director

Alan G. Wolin, Ph.D.                    67    Director




Dileep Bhagwat, Ph.D.                   49    Vice President, Chief Scientific
                                              Officer

Robert Dubin                            52    Sr. Vice President, Sales and
                                              Contract Administration

Gene L. Goldberg                        62    Sr. Vice President, Marketing and
                                              Business Planning

Maurice Woosley                         59    President, Bradley International



     Daniel Glassman is our founder and has served as our Chief Executive Officer since inception in January 1985. Mr. Glassman has also served as our Chairman of the Board since January 1985. Mr. Glassman has also served as our President since February 1991. Mr. Glassman, a registered pharmacist, is also Chairman of the Board of Banyan Communications Group, Inc., a communications company founded by Mr. Glassman ("Banyan"). Banyan encompasses two marketing research organizations (Danis Research and Hospital Research Associates) and an advertising agency (Daniel Glassman Advertising). Mr. Glassman has operated these companies for more than the last eighteen years. Mr. Glassman was previously Vice President for Client Services for Medicus Communications, Inc., where he directed marketing programs for pharmaceutical companies such as Procter & Gamble, Rorer, Schering-Plough Corporation, and Merrell-Dow, Inc.
Mr. Glassman is the spouse of Iris Glassman, our Treasurer and a director.
Mr. Glassman is also Chairman of the Board, President and Chief Executive Officer of Doak, Bradley Pharmaceuticals (Canada), Inc. and Bradley Pharmaceuticals, Overseas, Ltd., Inc., each our subsidiary. In 1995,
Mr. Glassman was awarded the Ernst & Young LLP Entrepreneur of the Year.

     Richard C. Fuisz, M.D. has served as one of our directors since March 2000. Dr. Fuisz founded Fuisz Technologies, Ltd., in 1990. Fuisz Technologies Ltd., a leading specialty pharmaceutical company focusing on drug delivery, was purchased by Biovail Corporation International in 1999. Prior to founding
Fuisz Technologies, Ltd., Dr. Fuisz founded Medcom, Inc., a publicly traded company functioning in manpower development for training programs. He served as CEO until the company was sold to Baxter International in 1980. Dr. Fuisz received his M.D. from Georgetown University School of Medicine. He served his Internship and Residency at Harvard University Service of Cambridge City Hospital. While in the military, Dr. Fuisz served in the Executive Office of the President of the United States, Office of Telecommunications Management.
Dr. Fuisz holds 90 U.S. patents in technology and currently serves as consultant to Elan Corporation, PLC and Biovail Corporation.

     Iris S. Glassman has served as our Treasurer since its inception in 1985. Mrs. Glassman, the spouse of Mr. Daniel Glassman, has also served as one of our directors from January 1985. Mrs. Glassman has approximately 20 years of diversified administrative and financial management experience, including serving in the capacity of Secretary of Banyan.

     David H. Hillman has served as our Secretary since 1985 and as one of our directors from January 1990. For more than the past five years, Mr. Hillman has also served as a director of Banyan and since 1990, as President of Banyan's Health Care Division and Treasurer of Banyan. Mr. Hillman, a registered pharmacist, has also served as President of Hospital Research Associates, a division of Banyan engaged in the business of conducting market research for the pharmaceutical industry since 1983. Mr. Hillman has over sixteen years of market research, sales and marketing experience, including group product manager for Lederle Laboratories.

     Philip W. McGinn, Jr., Ph.D. has served as one of our directors since December 1996. Since 1984, Dr. McGinn has also served as President of Worldwide Marketing and Translation Services, Inc., a New Jersey based company providing consulting services in new product and company acquisitions, marketing, market analysis, promotional planning, sales training, management development and business, educational and translation services. Dr. McGinn also served as Associate Dean, School of Health Professions, Long Island University from 1990 to 1996.

     Seymour I. Schlager, M.D., J.D. has served as one of our directors since July 1998. From 1989 to 1991, Dr. Schlager served as Venture Head of the AIDS/Antiviral Pharmaceutical product development group of Abbott Laboratories. In 1997, Dr. Schlager received a Juris Doctorate, cum laude, from William Howard Taft University School of Law complementing his M.D. from the University of Miami School of Medicine. Currently, Dr. Schlager is Worldwide Medical
Director for the Becton Dickinson Medical and Advanced Drug Delivery businesses.

     Bruce W. Simpson, has served as one of our directors since January 2000. Mr. Simpson currently heads a private consulting firm that specializes in marketing and business development in the healthcare industry. Prior to founding his own healthcare consulting firm, Mr. Simpson was President of Genpharm, Inc. and President and CEO of Medeva Pharmaceuticals. Previous to those positions, Mr. Simpson served in the capacity of Vice President of Sales & Marketing, and Executive Vice President of Ethical Pharmaceuticals for Fisons Corporation. Mr. Simpson received a M.B.A. from the University of Hartford.
He has been affiliated with the American Academy of Allergy and currently is a Board Member of Menley & James Pharmaceuticals.

     Alan G. Wolin, Ph.D., has served as one of our directors since May 1997. Since 1988, Dr. Wolin has served as an independent consultant to various companies in the food, drug and cosmetic industries. Prior to 1987, Dr. Wolin served M&M/Mars, the world's largest candy company, in various capacities, including Director of Consumer Quality Assurance and Quality Coordination. In his capacity as Director of Consumer Quality Assurance and Quality Coordination, Dr. Wolin was responsible for ensuring consumer quality and public health issues relating to M&M/Mars' products.

     Dileep Bhagwat, Ph.D. has served as our Vice President and Chief Scientific Officer since September 1999. Previously, Dr. Bhagwat was employed at Penwest Pharmaceuticals, as Vice President, Scientific Development and Regulatory Affairs. Prior to that appointment, Dr. Bhagwat was Assistant Director of Pharmaceutical Development at Purdue Frederick Research Center. Dr. Bhagwat holds a M.S. and Ph.D. in Industrial Pharmacy from St. John's University and a M.B.A. from Pace University.

     Robert Dubin, R.Ph. has served as our Senior Vice President, Sales and Contract Administration since 1997. Prior experience as a manufacturer of food products for a major U.S. food distributor. Previously held Consultant Pharmacist position for a major group of nursing homes in the Chicago area; also owner/operator of 15 pharmacies and health clinics.

     Gene L. Goldberg has served as our Senior Vice President, Marketing and Business Planning since January 1997. Formerly Executive Vice President of Daniel Glassman Advertising and Vice President and Account Supervisor for William Douglas McAdams. Also garnered experience as Senior Product Manager for USV Pharmaceutical Corporation, division of Revlon Healthcare Group; Project Director in Market Research at McAdams, Geigy Pharmaceutical Company and Lea-Mendota Research Group.

     Maurice Woosley has served as our President of the international division and Vice President since January 1997. From May 1996 to December 1996,
Mr. Woosley served as our Vice President of the international division. From November 1994 to April 1996, Mr. Woosley served as Worldwide Marketing Director of Datascope, Inc., a New Jersey based medical device manufacturer. From September 1990 to October 1994, Mr. Woosley served as Global Marketing Director for Davis & Geck, a New Jersey based medical product manufacturer.

     Our directors are scheduled to hold office until the next Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified.

Significant Employees

     Robert Corbo has served as our Vice President Quality Assurance since 1997 and as Quality Assurance/Control Director since March 1993. From 1989 to 1993, Mr. Corbo served as Quality Assurance/Control manager for Par Pharmaceuticals, a New York based generic pharmaceutical manufacturer.

     Brad Glassman has served as our Director of Corporate Development since May 1998 and as a Corporate Development Analyst since May 1996. In 1996, Mr. Glassman received a Masters of Business Administration from Tulane University.

     R. Brent Lenczycki, C.P.A. has served as our Director of Finance since March 1999 and as Manager of Finance and Purchasing since March 1998. Prior experience includes public accounting for Arthur Andersen LLP and internal audit for Harrah's Hotel Casino. In 1996, Mr. Lenczycki received a Masters of Business Administration concentrating in finance and management.


Item 10.	Executive Compensation

Summary Compensation Table

     The following table shows all of our cash compensation paid, as well as certain other compensation paid or accrued during the years ended December 31, 1999, 1998 and 1997, to Daniel Glassman, President and Chief Executive Officer, Robert Dubin, Senior Vice President of Sales and Contract Administration, Gene
L. Goldberg, Senior Vice President of Marketing and Business Planning and Maurice Woosley, President, Bradley International. No other of our executive officers earned total annual salary and bonus for 1999 in all capacities in which such person served was in excess of $100,000. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during 1999 to the executive officers named in the following table except as set forth below:




                                                              Long-Term
                                                             Compensation
                                   Annual Compensation          Awards
                                   -------------------       ------------
Name and Principal Position     Year     Salary    Bonus  Securities Underlying
---------------------------     ----     ------    -----  ---------------------
                                                               Options(1)
                                                               ----------

Daniel Glassman                 1999   $196,700  $18,400       300,000(3)
   President and                1998   $164,800     -0-         55,000(2)
   Chief Executive Officer      1997   $128,900     -0-           -0-

Robert Dubin                    1999   $127,900   $7,600          -0-
   Senior Vice President of     1998   $115,400     -0-          6,000
   Sales and Contract           1997   $100,600     -0-           -0-
   Administration

Gene L. Goldberg                1999   $141,200   $8,100          -0-
   Senior Vice  President       1998   $135,400     -0-           -0-
   Marketing and Business       1997   $129,400     -0-           -0-
   Planning

Maurice Woosley                 1999   $127,700   $7,600          -0-
   President, Bradley           1998   $120,900     -0-           -0-
   International                1997   $114,500     -0-           -0-


(1)	All of these options are exercisable into shares of common stock.

(2)	Of these shares, 25,000 underlie options granted on January 27, 1998 to replace a like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable after January 27, 1999, 2000, 2001 for 8,333, 8,333 and 8,333 shares, respectively, at an exercise price of $1.99 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on January 26, 2003. The remaining 30,000 shares underlie options granted on June 9, 1998 to replace like number of options previously granted to Mr. Glassman which expired by their terms. These options are exercisable anytime prior to June 8, 2003 at an exercise price of $2.07 per share, 110% of the fair market value for shares of common stock on the date of grant.

(3) Of these shares, 150,000 underlie options granted on January 21, 1999 to replace a like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable after January 21, 1999, 2000, 2001 for 50,000, 50,000 and 50,000 shares, respectively, at an exercise price of $1.44 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on January 20, 2004. The remaining 150,000 shares underlie options granted on October 26, 1999 to replace like number of options previously granted to Mr. Glassman which expired by their terms. These options are exercisable after October 26, 2000, 2001, 2002 for 50,000, 50,000 and 50,000 shares, respectively, at an exercise price of $1.17 per share, 110% of the fair market value for shares of common stock on the date of grant. These options will expire on October 25, 2004.



                           Option Grants in 1999
                           ---------------------

     The following table sets forth information concerning outstanding options to purchase shares of our common stock granted by us to our Directors and Officers during 1999. Neither options to purchase shares of Class B common stock nor stock appreciation rights were granted by us during 1999. The exer-cise prices for all options reported below are not less than 100% of the per share market prices for common stock on their dates of grant.


                     Number of      Individual Grants
                     Securities     % of Total Options
                     Underlying       Granted to         Exercise or
                     Options          Employees             Base      Expiration
Name                 Granted          IN 1999(1)         Price ($/Sh)    Date
----                 ----------     ------------------   ------------ ----------

Daniel Glassman       150,000             45.87%             1.44      01/21/04
                      150,000             45.87%             1.17      10/25/04
Dileep Bhagwat         12,000              3.67%             1.09      09/07/09



                       Aggregated Option Exercises in 1999
                 	         And Year-End Option Values
                       -----------------------------------


     The following table presents the value, on an aggregate basis, as of December 31, 1999, of outstanding stock options held by our executive officers listed in the Summary Compensation Table above. No stock options were exer-cised by the executive officers listed below during 1999.



                       Number of Securities         Value of Unexercised
                       Underlying Unexercised       In-the-Money Options
                       Options at Year-End              at Year-End(1)
                       ----------------------       --------------------
Name                  Exercisable Unexercisable    Exercisable Unexercisable
----                  ----------- -------------    ----------- -------------

Daniel Glassman         479,422      266,667         $25,988       -0-

Robert Dubin             17,000        4,000          $7,500       -0-

Gene L. Goldberg         48,446        -0-           $12,750       -0-

Maurice Woosley          18,000        -0-             -0-         -0-


(1)	Based on the closing sale price of $1.094 per share of common stock on
    December 31, 1999, as reported by NASDAQ.



                         	Employment Contracts and
          Termination of Employment and Change-in-Control Arrangements
          ------------------------------------------------------------

     We do not have any employment contracts or termination of employment or change-in-control arrangements with any of our executive officers.

                         Compensation of Directors
                         -------------------------

     Directors who are not officers or employees receive a director's fee of $600 for each meeting of the Board of Directors, or a committee thereof, attended by such director, plus out-of-pocket costs. Directors who are also officers or employees receive no additional compensation for their services as directors.

     On January 26, 1998, Dr. David Hillman was granted options to purchase up to 16,750 shares of our common stock at an exercise price of $1.99 per share, 110% of the fair market value for shares. These options vest in three annual installments of 5,583, 5,583 and 5,584 with 9,750 expiring January 26, 2003 and the remaining 7,000 expiring January 26, 2008. These options were granted by agreement with us in consideration for Mr. Hillman's previous options, which expired by their terms.

     On July 12, 1998, Seymour Schlager, M.D., J.D., was granted options to purchase up to 15,000 shares of our common stock at an exercise price of $2.19 per share (the fair market value per share of common stock as of the date of grant). These options vest in three equal and annual installments commencing on July 12, 1999 and expire on July 11, 2008.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of December 31, 1999, regarding the ownership of our common stock and Class B common stock by (i) each director, (ii) the executive officers named in the Summary Compensation Table set forth elsewhere in this document, (iii) each beneficial owner of more than five percent of common stock and Class B common stock known by us and (iv) all directors and executive officers, as a group, and the percentage of outstanding shares of common stock and Class B common stock beneficially held by them on that date.

     Since each share of Class B common stock may be converted at any time by the holder into one share of common stock, the beneficial ownership rules promulgated under the Securities Exchange Act of 1934, as amended, require that all shares common stock issuable upon the conversion of Class B common stock by any stockholder be included in determining the number of shares and per-centage of common stock held by such stockholder.



                          Amount and Nature of
                          Beneficial Owner(1)(2)        Percent of Class(2)
                          ----------------------      ----------------------
Name and Address of                     Class B                      Class B
Beneficial Owner        Common Stock  Common Stock   Common Stock  Common Stock
-------------------     ------------  ------------   ------------  ------------

Daniel Glassman           891,806(3)    316,736(4)      10.88%        73.39%
383 Route 46 West
Fairfield, NJ

Iris S. Glassman          252,373(5)     37,283(6)       3.08%         8.64%
383 Route 46 West
Fairfield, NJ

David H. Hillman          123,016(7)     43,610          1.50%        10.11%
383 Route 46 West
Fairfield, NJ

Philip McGinn, Jr.         20,198(8)       -0-            *             -
383 Route 46 West
Fairfield, NJ

Alan G. Wolin              78,941(9)       -0-            *             -
383 Route 46 West
Fairfield, NJ

Seymour Schlager            5,000(13)      -0-            *             -
383 Route 46 West
Fairfield, NJ

Robert Dubin               19,769(11)      -0-            *             -
383 Route 46 West
Fairfield, NJ

Gene L. Goldberg           61,383(10)    10,192           *            2.36%
383 Route 46 West
Fairfield, NJ

Maurice Woosley            26,194(12)      -0-            *             -
383 Route 46 West
Fairfield, NJ

Berlex Laboratories,
Inc.                    2,200,000(14)      -0-          26.68%          -
340 Changebridge Road
Montville, NJ  07045

All executive officers  1,478,680       407,821(4)(6)   18.03%        94.50%
and Directors as a      (3)(4)(5)
group 9 Persons)     (6)(7)(8)(9)(10)
                       (11)(12)(13)



* Represents less than one percent



(1) Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(2) Each named person and all executive officers and directors, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each stockholder's name under the columns Common Stock includes shares of common stock issuable upon exercise of presently exercisable warrants and stock options and shares of common stock issuable upon conversion of shares of Class B common stock. The shares of common stock so issuable upon such exercise, exchange or conversion by any such stockholder are not included in calculating the number of shares or percentage of common stock beneficially owned by any other stockholder.

(3) Includes 316,736 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares, 86,548 shares are owned indirectly by Mr. Glassman through affiliates and 479,422 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman's affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his spouse, Iris S. Glassman.

(4) Includes 26,098 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman's affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris S. Glassman, Mr. Glassman's spouse.

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

(7) Includes 43,610 shares issuable upon conversion of a like number of shares of Class B common stock, 1,780 shares owned indirectly by Mr. Hillman through an affiliate and 71,151 shares underlying presently exercisable options. Mr. Hillman's affiliate has disclaimed beneficial ownership over shares owned by it.

(8) Includes 5,000 shares underlying presently exercisable options.

(9) Includes 12,300 shares underlying presently exercisable options.

(10) Includes 10,192 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares 48,446 shares underlie presently exercisable options.

(11) 2,769 shares are owned indirectly as trustee for Mr. Dubin's children and by his spouse. Includes 17,000 shares underlying presently exercisable options.

(12) Includes 18,000 shares underlying presently exercisable options.

(13) Includes 5,000 shares underlying presently exercisable options.

(14) Includes 1,450,000 shares of common stock and 750,000 shares underlying presently exercisable warrants.


Item 12.	Certain Relationships and Related Transactions

     During the years ended December 31, 1999 and 1998, we received administrative support services (consisting principally of advertising services, mailing, copying, data processing and other office services) which were charged to operations from Banyan Communications Group, Inc., an affiliate, in the amount of $197,770 and $184,800, respectively.


     We lease office facilities in Fairfield, New Jersey from Daniel and Iris S. Glassman. The lease is for the period from February 1, 1998 to January 31, 2003 for 14,100 square feet of office and warehouse space. The rent expense, including an allocated portion of real estate taxes, was approximately $224,000 and $228,000 for the years ended December 31, 1999 and 1998, respectively.

     On January 3, 2000, we issued a loan bearing interest at 8-1/4% per annum in the amount of $100,000 to Daniel Glassman, Chairman and Chief Executive Officer. The accrued interest and principal sum is due in full three years from the execution date, with fifty percent of all future bonus payments will be applied first to accrued interest, then to principal.

Item 13.	Exhibits, List and Reports on Form 8-K


       (a) Reports on Form 8-K

           None filed in the Fourth Quarter.

       (b) Exhibits


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

10.25 Warrant to Purchase up to 750,000 Shares of Common Stock of the Company issued to Berlex

21.1    Subsidiaries of the Registrant (Incorporated by reference to Exhibit
        21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

23.2    Consent of Independent Certified Public Accountants

24.1    Power of Attorney (see page II-5)

27      Financial Data Schedule






                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BRADLEY PHARMACEUTICALS, INC.



                    By/s/ Daniel Glassman
                    -----------------------------------
                    Daniel Glassman
                    Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE           			    SIGNATURE	                     			TITLE


March 30, 2000       /s/Daniel Glassman                	Chairman of the Board
                     ---------------------------        President and Chief
                     (Daniel Glassman)                  Financial Officer
                                                        (Principal Executive
                                                        Officer)

March 30, 2000       /s/Richard C. Fuisz                Director
                     ---------------------------
                     (Dr. Richard C. Fuisz)

March 30, 2000       /s/Iris S. Glassman                Treasurer and Director
                     ---------------------------
                     (Iris S. Glassman)

March 30, 2000       /s/David H. Hillman                Secretary and Director
                     ---------------------------
                     (David H. Hillman)

March 30, 2000       /s/Philip W. McGinn, Jr.           Director
                     ---------------------------
                     (Dr. Philip W. McGinn, Jr.)

March 30, 2000                                          Director
                     ---------------------------
                     (Dr. Seymour I. Schlager)

March 30, 2000       /s/Bruce W. Simpson                Director
                     ---------------------------
                     (Bruce W. Simpson)

March 30, 2000       /s/Alan G. Wolin                   Director
                     ---------------------------
                     (Dr. Alan Wolin)