Form 10QSB
period 2000-03-31
BRADLEY PHARMACEUTICALS INC
filed 2000-05-15
CIK 864268

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2000
                                     --------------

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ----   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Title of Each Class                    Number of Shares Outstanding
         of Common Stock                             as of May 1, 2000
        --------------------                   ------------------------------

       Common Stock, $.01 Par Value                      8,200,212
       Class B, $.01 Par Value                             431,552

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----




                       BRADLEY PHARMACEUTICALS, INC.

                          INDEX TO FORM 10 - QSB

                             March 31, 2000


                                                                  Page
                                                                 Number
                                                                 ------

Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         March 31, 2000                                            3

         Condensed Consolidated Statements of
         Operations-three months ended March 31,
         2000 and 1999                                             4

         Condensed Consolidated Statements of Cash
         Flows - three months ended March 31, 2000
         and 1999                                                  5

         Condensed Notes to Consolidated Financial Statements      7

         Management's Discussion and Analysis                     11

Part II - Other Information

         Item 1.  Legal Proceedings                               14
         Item 5.  Other Information                               14
         Item 6.  Exhibits and Reports on Form 8-K                14

         Signatures                                               15







                                  2