Form 10QSB
period 2000-09-30
BRADLEY PHARMACEUTICALS INC
filed 2000-11-14
CIK 864268

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                                      ------------------

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Title of Each Class                   Number of Shares Outstanding
          of Common Stock                        as of November 1, 2000
        -------------------                   ----------------------------
        Common Stock, $.01 Par Value                   8,206,289
        Class B, $.01 Par Value                          431,552

Transitional Small Business Disclosure Format (check one):
Yes ___ 	No _X_

                            BRADLEY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10 - QSB

                                 September 30, 2000


                                                                    Page
                                                                   Number
                                                                   ------
Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         September 30, 2000                                           3

         Condensed Consolidated Statements of
         Operations - three and nine months ended
         September 30, 2000 and 1999                                  4

         Condensed Consolidated Statements of Cash
         Flows - nine months ended September 30, 2000
         and 1999                                                     5

         Condensed Notes to Consolidated Financial Statements         7

         Management's Discussion and Analysis                        11

Part II - Other Information

         Item 1.  Legal Proceedings                                  15
         Item 5.  Other Information                                  15
         Item 6.  Exhibits and Reports on Form 8-K                   15

         Signatures                                                  16

















                                           2