Form 10KSB
period 2000-12-31
BRADLEY PHARMACEUTICALS INC
filed 2001-03-30
CIK 864268

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year December 31, 2000

           [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934

                      Commission File Number 0-18881

                       BRADLEY PHARMACEUTICALS, INC.
                       -----------------------------
              (Name of small business issuer in its charter)

              DELAWARE                      22-2581418
              --------                      ----------
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)      Identification Number)

    383 Route 46 W., Fairfield, NJ             07004
    ------------------------------             -----
(Address of principal executive offices)     (Zip Code)

   (Registrant's telephone number including area code)    973-882-1505
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

       Yes   X      No
          -------     -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $18,557,429

The aggregate market value of the Common Stock voting stock held by nonaffiliates of the Registrant as of March 1, 2001 was approximately $6,542,000. This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 1, 2001, there were outstanding 7,466,146 shares of Common Stock $.01 par value and 431,522 shares of Class B Common Stock $.01 par value.

Documents incorporated by reference:	None




                                 PART I

Item 1  Business

General

The Company

     We market over-the-counter and prescription pharmaceutical and health related line currently includes dermatological brands (marketed by our wholly owned subsidiary, Doak Dermatologics, Inc.) and nutritional, respiratory, and internal medicine brands (marketed by our Kenwood Therapeutics division).
All our product lines are manufactured and supplied by independent contractors under our quality control standards and marketed primarily to wholesalers. The wholesalers, in turn, distribute our products to retail outlets and healthcare institutions throughout the United States. We also sell to distributors in selected international markets.

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

Material Product Acquisitions
-----------------------------

     We commenced operations in January 1985 and through December 2000 acquired more than 16 product lines from many leading pharmaceutical companies. During this time, we acquired products from Schering-Plough Corporation, Aventis Healthcare, Inc., American Home Products Corporation, Upsher-Smith Laboratories, Inc., and Procter & Gamble Pharmaceuticals, Inc.

     In March 1993, we acquired from Tsumura Medical, a division of Tsumura International, Inc., all technical, proprietary and distribution rights to a specialized dermal patch product, TRANS-VER-SAL(R) currently used in the treatment of warts.

     Our most significant acquisition to date was in December 1993, we acquired from Berlex Laboratories, a subsidiary of Schering AG, all technical, proprietary rights, including trademarks and registrations to DECONAMINE(R), a chlorpheniramine maleate/ d-pseudoephedrine HCI prescription product line used in connection with coughs, colds, and allergies.

     During February 1994, we acquired from the Pharmacia Corporation all U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations to PAMINE(R), a methscopolamine bromide tablet used in connection with the treatment of peptic ulcers.

     In June 1994, we acquired from Hoffmann-La Roche, Inc. all manufacturing, packaging, quality control, stability, drug experience, file history, customers and marketing rights, titles and interests, including all trademarks to CARMOL(R) 10 and CARMOL(R) 20 nonprescription urea-based moisturizers and CARMOL(R) HC, a prescription moisturizer containing hydrocortisone, in the United States and the remaining countries in the Western Hemisphere.

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

Products
--------

     The following is a list of major products, by therapeutic category that we market and distribute as of March 1, 2001. All of our products are available over-the-counter, with the exception of BRONTEX(R), DECONAMINE(R), CARMOL(R) HC, CARMOL(R) 40, CARMOL(R) SCALP LOTION, CARMOL(R) SCALP TREATMENT KIT, GLUTOFAC(R)-ZX, GLUTOFAC(R)-MX, LIDAMANTLE(R), PAMINE(R), and TYZINE(R), each of which is a prescription pharmaceutical.

Dermatological Products                          Uses
-----------------------                          ----

ACIDMANTLE(R) / LIDAMANTLE(R)         Skin acidifier / Rx Topical Anesthetic

CARMOL(R) 10/20/40/HC                 Rx and OTC urea-based family of products
                                      for a variety of dermatological conditions

CARMOL(R) SCALP TREATMENT             Rx and OTC urea-based family of
                                      products for a variety of scalp conditions

FORMULA 405(R)/A-H-A /LE PONT(R)      Variety of topical products for the
                                      skin, hair and nails

TRANS-VER-SAL(R) Wart Remover Kit     Unique dermal patch delivery system for
(6mm, 12mm, 20mm sizes)               wart removal


Nutritional Products                             Uses
--------------------                             ----

GLUTOFAC(R)-ZX/MX                     Rx and OTC vitamin/mineral supplements
                                      for conditions such as diabetes mellitus, alcoholism, stress, or chronic illness


Internal Medicine Products                       Uses
--------------------------                       ----

PAMINE(R)                             Rx Anticholinergic/antispasmodic


Respiratory Products                             Uses
--------------------                             ----

BRONTEX(R)                            Rx Antitussive/expectorant
(Tablets/Syrup)

DECONAMINE(R) FAMILY                  Rx Antihistamine/decongestant
(SR/Syrup/Tablets)

TYZINE(R)                             Rx Topical nasal decongestant
(Solution/ Nasal Drops)



Product Liability Insurance

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

     We generally purchase products from approximately 20 different vendors on open credit terms, which are generally payable in 30 days. For the year ended December 31, 2000, 5 vendors that manufacture and package products for us each accounted for approximately 13%, 13%, 12%, 11%, and 11% of our cost of goods sold. For the year ended December 31, 1999, one vendor that manufactures and packages products for us accounted for approximately 10% of our cost of goods sold. No other vendor, packager or manufacturer accounted for more than 9% of our cost of goods sold for 2000 or 1999. We currently have no manufacturing facilities of our own and, accordingly, are dependent upon maintaining existing relationships with our vendors or establishing new vendors to supply inventory. There can be no assurance that we would be able to replace our current vendors without any disruption to operations.

     With the exception of arrangements relative to BRONTEX(R), CARMOL(R) 10, CARMOL(R) 20, CARMOL(R) 40, CARMOL(R) SCALP TREATMENT, LIDAMANTLE(R), LUBRIN(R), PAMINE(R) and TRANS-VER-SAL(R), we do not have any licensing, manufacturing or other supply agreements with manufacturers or suppliers.

Marketing and Sales

     We have acquired established products and product lines, developed line extensions for new products and licensed existing technologies. As a result, we have concentrated our marketing efforts on the continued promotion of acquired product lines, line extensions to established customers and the expansion of distribution to new customers. Our overall marketing philosophy is to intensify and enhance the promotion of acquired products and line extensions throughout the United States and, where feasible, in selected international markets.

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

     Our DECONAMINE(R) product line (categorized below as respiratory products) accounted for approximately 12%, 24%, 37%, 45%, and 51%, respectively, of 2000, 1999, 1998, 1997 and 1996 net sales. Our BRONTEX(R) product line (categorized below as respiratory products) accounted for 3%, 9% and 7%, respectively, of 2000, 1999 and 1998 net sales, respectively.

     Doak's CARMOL(R) product line accounted for approximately 41%, 22%, 15%, 12%, and 9% of our 2000, 1999, 1998, 1997 and 1996 net sales, respectively. Changes in the performance of our CARMOL(R) product line, consequently, will have a material effect on future operations. The TRANS-VER-SAL(R) product line accounted for approximately 7%, 8%, 8% and 10% of our 2000, 1999, 1998, 1997 net sales, while the ACIDMANTLE(R) product line accounted for approximately 4%, 6%, 6% and 4% of our 2000, 1999, 1998 and 1997 net sales. Doak's other products, including Formula 405(R), accounted for approximately 6%, 7%, 9% and 10%, of our 2000, 1999, 1998 and 1997 net sales. All of Doak's products are categorized below as dermatologic products.

     Our 2000, 1999, 1998, 1997 and 1996 net sales volume percentages by category were as follows:

                                        2000  	1999  	1998   1997   1996
                                        --------------------------------


Dermatologic                             59%    43%    40%    40%    32%
Respiratory                              19%    39%    49%    50%    56%
Nutritional                              12%     8%     6%     5%     6%
Personal Hygiene                          1%     2%     3%     4%     4%
Internal Medicine                         9%     8%     2%     1%     2%

     Sales of our DECONAMINE(R) and BRONTEX(R) product lines and other cough/cold/flu products are primarily concentrated in the fall and winter months. Consequently, revenues from these products generally are, and will be, determined by the severity of the cough/cold/flu season.



     Our principal marketing focus is on the sales of branded pharmaceutical products. We have a national sales force of over 80 field representatives, which is comprised of both full and part time employees as well as independent contractors whose sole focus is the distribution of samples. Our marketing and sales promotions principally target general/family practitioners, internal medicine physicians and dermatologists through detailing and sampling to encourage physicians to prescribe or recommend our products.

     The sales force is supported and supplemented chiefly by telemarketing and direct mail, and to a lesser extent through advertising in trade publications and participation at regional and national medical conventions. We identify and target physicians through data available from such companies as IMS America, Ltd. and NDC Health, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth or product acquisitions warrant.

     We have made a strategic decision to concentrate selling and marketing resources on ten principal brands (which represented 90%, 89% and 92% of 2000, 1999 and 1998 net sales, respectively) as follows:

Kenwood Brands                                      Specialty
--------------                                      ---------

BRONTEX(R)                                     General Practitioners,
DECONAMINE(R)                                  Allergists, Pediatricians,
TYZINE(R)                                      Otolaryngologists
ENTSOL(R)

PAMINE(R)                                      Gastroenterologists,
                                               Internal Medicine

GLUTOFAC(R) FAMILY                             General Practitioners


Doak Brands                                         Specialty
-----------                                         ---------

CARMOL(R) FAMILY                               Dermatologists,
TRANS-VER-SAL(R)                               Podiatrists
ACIDMANTLE(R)/LIDAMANTLE(R)

     To facilitate sales of our products internationally (including Puerto
Rico), we have entered into agreements with 33 international pharmaceutical distributors to provide for distribution and promotion of these products. Approximately 11%, 9%, 11%, 13% and 11%, respectively, of our 2000, 1999, 1998,
1997 and 1996 net sales were from international business.

     We continue to seek out new distributors and are currently in process of obtaining market approvals in at least 10 new country markets. Although we anticipate to receive the necessary approvals to market our products in these countries, there can be no assurance that such approvals will be received.

     We have received product registrations and applied for additional product registrations to distribute products in certain international markets as follows:


                    OUR INTERNATIONAL MARKETING STATUS

                          CURRENTLY MARKETING


Argentina TRANS-VER-SAL(R) France    TRANS-VER-SAL(R) Qatar     TRANS-VER-SAL(R)

Brunei    ACIDMANTLE(R)    Hong Kong ACIDMANTLE(R)    Saudi     ACIDMANTLE(R)
          BRONTEX(R)                 A-H-A LINE       Arabia    A-H-A LINE
          CARMOL(R)                  CARMOL(R)                  CARMOL(R)
          DECONAMINE(R)              DUADACIN(R)                DOAK(R) TAR
          DOAK(R) TAR                DOAK(R) TAR                FORMULA 405(R)
          DUADACIN(R)                DECONAMINE(R)              SULFOAM(R)
          ENTSOL(R)                  FORMULA 405(R)             SULPHO-LAC(R)
          IRCON(R)                   GLUTOFAC(R)                TERSASEPTIC(R)
          LIDAMANTLE(R)              TERSASEPTIC(R)             TRANS-VER-SAL(R)
          GLUTOFAC(R)                TERSA-TAR(R)
          LUBRIN(R)                                   Singapore ENTSOL(R)
          SULFOAM(R)       Iceland   DOAK(R) TAR                LUBRIN(R)
          SULPHO-LAC(R)              FORMULA 405(R)
          TRANS-VER-SAL(R)           LUBRIN(R)        South     ENTSOL(R)
          TYZINE(R)                  TRANS-VER-SAL(R) Africa    LUBRIN(R)
          PAMINE(R)
                           Israel    LUBRIN(R)        South     LE PONT(R)
Canada    TRANS-VER-SAL(R)                            Korea     IRCON(R)
                           Italy     TRANS-VER-SAL(R)
Chile     TRANS-VER-SAL(R)                            Spain     TAR DISTILLATE
                           Jordan    A-H-A LINE                 TRANS-VER-SAL(R)
Cyprus    A-H-A LINE                 CARMOL(R)
          IPSATOL(R)                 DOAK(R) TAR      Taiwan    A-H-A LINE
          IRCON(R)                   FORMULA 405(R)             FORMULA 405(R)
          KTL(R)                     SULPHO-LAC(R)              LE PONT(R)
          LUBRIN(R)                                             LUBRIN(R)
          TYZINE(R)        Malaysia  LUBRIN(R)                  TRANS-VER-SAL(R)

Denmark   LUBRIN(R)        Mexico    A-H-A LINE       Trinidad  GLUTOFAC(R)-ZX
                                     DOAK(R) TAR      & Tobago  I-L-X(R) B12
Dominican APATATE(R)                 FORMULA 405(R)
Republic  CARMOL(R)                  LUBRIN(R)
          GLUTOFAC(R)                TERSASEPTIC(R)   United    A-H-A LINE
          IRCON(R)                   TRANS-VER-SAL(R) Arab      FORMULA 405(R)
          I-L-X(R) B12                                Emirates  TERSASEPTIC(R)
          KTL(R)           Nether-   LUBRIN(R)
          LUBRIN(R)        lands                      Yemen     A-H-A LINE
                           Pakistan  GLUTOFAC(R)                CARMOL(R)
El        A-H-A LINE                                            DOAK(R) TAR
Salvador  CARMOL(R)        Portugal  TRANS-VER-SAL(R)           FORMULA 405(R)
                                                                TRANS-VER-SAL(R)
Finland   LUBRIN(R)        Puerto    COMPLETE BRADLEY           SULPHO-LAC(R)
                                     LINE                       TERSASEPTIC(R)




Competition

     We compete with other pharmaceutical companies for product and product line acquisitions and more broadly for the distribution and marketing of pharmaceutical and consumer products. These competitors include Dura Pharmaceuticals, Inc., First Horizon Pharmaceutical, Inc., Forest Laboratories, Inc., ICN Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Shire Pharmaceuticals, Watson Pharmaceuticals, Inc. and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. Most of our competitors possess substantially greater financial, technical, marketing and other resources than we do. In addition, we compete for the manufacture of our products from suppliers who manufacture and supply such products to other companies, including those competitive with our products.

     Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities. Our pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection, if applicable, and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs or the invested capital in acquired brands and consequently are able to offer such products at considerably lower price. There are, however, a number of factors that enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

Government Regulation

     Our business and our products, including manufacturing processes and operations of our subcontracted manufacturing facilities, are subject to extensive and rigorous regulation at both the federal and state levels. At the federal level, we and our manufacturers and suppliers are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the Federal Trade Commission (FTC), the U.S. Department of Agriculture, Occupational Safety and Health Administration (OSHA) and the U.S. Environmental Protection Agency (EPA). The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Non-compliance to any government regulations could have a material adverse effect on our business, financial condition and results from operations.

     We believe that we have the proper FDA approvals or other marketing authority for the drugs that we currently market and distribute. Failure to comply with the statutory and regulatory requirements subjects a manufacturer or distributor to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operation.

     While we believe that all of our current pharmaceutical products are legally marketed under applicable FDA enforcement policies or have received requisite government approvals for manufacture and sale, such marketing authority is subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy application process. Our subcontractors are continually subject to inspection by such governmental agencies and manufacturing operations may be interrupted or halted in any such facilities if such inspections prove unsatisfactory.

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

     U.S. Federal and state governments continue to seek means to reduce costs of Medicare and Medicaid programs, including placement of restrictions on reimbursement for, or access to, certain drug products. As a result, we entered into a Medicaid Rebate Agreement with the U.S. Government. Pursuant to the Rebate Agreement, in order for federal reimbursement to be available for prescription drugs under state Medicaid plans, we must pay certain statutorily prescribed rebates on Medicaid purchases. In most other developed markets in which our products are marketed and sold, governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs. The nature of such controls and their effect on the pharmaceutical industry varies greatly from country to country.

     We cannot determine what effect changes in regulations or statutes or legal interpretation, when and if promulgated or enacted, may have on our business in the future. Changes could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations.

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

     Further, we are required to file an Abbreviated New Drug Application, an ANDA, with the FDA for our DECONAMINE(R) SR product, which is expected to maintain the prescription status of this product beyond the final monograph.
The cost of this application is approximately $900,000. We have entered into an agreement with Phoenix International to perform clinical studies required for the issuance of the ANDA. As of the date of this 10-KSB, we have paid approximately $350,000 with respect to this project. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA. Completion of the research and development project is subject, however, to us being able to generate sufficient cash flow from operations to fund the same or obtaining requisite financing from outside sources, of which there can be no assurance. Therefore, we cannot at this time reasonably anticipate the timing of the expenditure of funds for these purposes. Our inability to further develop and/or file the necessary ANDA for DECONAMINE(R) SR may have a material adverse effect on our business.

     We currently are the registered holders of one New Drug Application for PAMINE(R) and two ANDAs for TYZINE(R) and CARMOL(R) HC. These applications, approved by the FDA, permit companies to market products either considered by the FDA to be new drugs or drugs previously approved by the FDA.

     The statutes and regulations that govern our business and activities are subject to change. Current political and public interest in pharmaceutical products may lead to changes in federal and state law, which can affect the way we do business. We cannot anticipate what effect, if any, such legislation may have on our operations.

Patents and Trademarks

     The products currently sold by us, with the exception of TRANS-VER-SAL(R), ENTSOL(R) Adaptor and CARMOL(R) 40 are not patented and we intend to pursue patents where it is logical, however, we do not currently intend to apply for patents for all of our products. Products with benefits similar to those marketed by us could easily be developed by other companies.

     The LUBRIN(R) United States patent expired on August 31, 1999 and TRANS-VER-SAL(R), CARMOL(R) 40, and ENTSOL(R) Adaptor United States patents expire on October 18, 2005, April 2, 2018, and June 24, 2018, respectively. Patents maintained for LUBRIN(R) and TRANS-VER-SAL(R) in other countries have various expiration dates.

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

Human Resources

     As of March 1, 2001, we employed 75 full and 41 part-time associates. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe that our relationship with our associates is good. None of our associates are subject to a collective bargaining agreement.

Scientific Advisors

     We have formed a group of scientific advisors having extensive experience in the areas in which we market our products to advise us in long-range planning and product development. The following sets forth information with respect to our Scientific Advisors:

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

     Michael Kaliner, M.D., is a board certified in Allergy and Immunology.
Dr. Kaliner is currently the Medical Director for the Institute for Asthma and Allergy and Section Chief for Allergy and Immunology for the Washington Hospital in Washington, D.C. and Clinical Professor of Medicine at George Washington University School of Medicine. He also serves as an officer in several professional organizations. He previously was the President of the American Academy of Allergy, Asthma and Immunology and Chairman of the Board of Allergy and Immunology. He held offices with the World Allergy Organization: Treasurer, Second Vice President and Chairman of the 18th Congress. He has also authored more than 425 articles and books. Dr. Kaliner received his B.S. and M.D. from the University of Maryland.

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


Item 2. Properties

     We lease 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on February 1, 2003 with Daniel Glassman,
Chairman and President, and his spouse Iris Glassman, Treasurer.   Rent expense,
including our proportionate share of real estate taxes, was approximately $225,000 and $224,000 in 2000 and 1999, respectively.

     During 1999, our subsidiary, Doak, closed its former 11,000 square foot manufacturing facility, owned by the former principal stockholders of Doak, and an independent satellite warehouse in Westbury, NY. Our related 1999 rent expense for this manufacturing facility totaled $5,000. In conjunction with the closing of Doak's manufacturing facility, we did not renew this lease.

     During 2000 and 1999, we rented 760 square feet of office space in Chicago, Illinois at cost of $18,000 and $17,000, respectively, per annum.

     During 1999, we entered into a two year, 6,000 ft. lease, with a one year renewal option, for warehouse space at 33 Route 46 West, Fairfield, New Jersey primarily for the storage of promotional items and pharmaceutical samples.
Rent expense, which includes common area maintenance and real estate taxes, was $50,000 and $45,000 in 2000 and 1999, respectively.

     We believe that the aforementioned facilities are sufficient to meet our current requirements; however, we anticipate that as we grow, we may require additional facilities.

     We also have a distribution arrangement with a third party public warehouse located in Tennessee to warehouse and distribute substantially all of our products. This arrangement provides that we will be billed based on invoiced sales of the products distributed by such party, plus an additional charge per order.

Item 3.	Legal Proceedings

     We are involved in legal proceedings of various types in the ordinary course of business. While any such litigation to which we are a party contains an element of uncertainty, we presently believe that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

     No issues were submitted to a vote of the security holders during the fourth quarter of 2000.

Item 5.	Market for Common Equity and Related Stockholder Matters.

     Shares of our common stock are traded on The Nasdaq Stock MarketTM under the trading symbol "BPRX". Our Class B common stock is not publicly traded.


     The following table sets forth the high and low sales prices for shares of our common stock on The Nasdaq Stock MarketTM for the periods indicated.



                                          High Sale          Low Sale
                                          ---------          --------

Fiscal year ended December 31, 2000
         First quarter                     $ 4.31             $ 1.06
         Second quarter                      2.50               0.97
         Third quarter                       1.50               1.13
         Fourth quarter                      2.00               1.00


Fiscal year ended December 31, 1999
         First quarter                     $ 1.56             $ 1.00
         Second quarter                      1.63               1.03
         Third quarter                       1.50               1.03
         Fourth quarter                      1.38               1.00

     On March 1, 2001 the last sale price for our shares of common stock as reported by the Nasdaq National Market was $2.31 per share. At March 1, 2001, there were approximately 290 registered holders of record of shares of common stock. Based on information available, we believe that there are approximately 2,900 beneficial holders of shares of common stock held in "street" or other nominee name at such date.

     We have not paid any dividends on our common stock since organization in January 1985. We anticipate in the foreseeable future, any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

     We have authorized an aggregate of 900,000 shares of Class B common stock, $.01 par value per share, of which 431,552 shares were issued and outstanding at March 1, 2001. The Class B common stock is not publicly traded. The rights, preferences and limitations of common stock and Class B common stock are equal and identical in all respects, except that the holders of the Class B common stock are entitled to elect a majority of our directors and each share of common stock entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Corporation for a vote, and each share of Class B common stock entitles the holder thereof to five votes upon certain matters (other than the election of directors) submitted to the stockholders of the Corporation for a vote.

     At March 1, 2001, there were outstanding 7,466,146 of common stock.



Item 6.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations

     The following discussions should be read in conjunction with the financial statements and notes thereto included elsewhere in the Annual Report. Historical results and percentage relationships set forth in the statement of income, including trends that might appear, are not necessarily indicative of future operations.

Overview

     We market over-the-counter and prescription pharmaceutical and health related products. Our product line currently includes dermatological brands (marketed by our wholly owned subsidiary, Doak Dermatologics, Inc.) and nutritional, respiratory, and internal medicine brands (marketed by our Kenwood Therapeutics division). All our product lines are manufactured and supplied by independent contractors under our quality control standards and marketed primarily to wholesalers. The wholesalers, in turn, distribute our products to retail outlets and healthcare institutions throughout the United States. We also sell to distributors in selected international markets.

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

Results of Operations

     Net Sales (net of all adjustments to sales) for 2000 was $18,557,000, representing a decrease of $293,000, or approximately 2%, from 1999. This decrease primarily reflects declines resulting from Kenwood Therapeutics respiratory products, mostly DECONAMINE(R) and BRONTEX(R), which was partially offset by gains resulting from Doak Dermatologics' product CARMOL(R) 40, and Kenwood Therapeutics' products PAMINE(R) and GLUTOFAC(R)-ZX. The decline was also partially offset by new product sales of CARMOL(R) SCALP TREATMENT, CARMOL(R)40 7oz, and GLUTOFAC(R)-MX of approximately $2,400,000. The increase in same product sales of CARMOL(R) 40, PAMINE(R) and GLUTOFAC(R)-ZX was primarily due to greater promotional attention, the utilization of market research data to ensure product messages are received by the most potentially productive audiences, and the offering of slight discounts to wholesalers to encourage stocking. The sales decline of DECONAMINE(R) and BRONTEX(R) was primarily attributable to an increase in generic competition and/or therapeutic substitution, formulary restrictions, and the launch of new competitive products. Our analysis of the trend in actual chargebacks and rebates resulted in an decrease in the percentage used to adjust gross sales to net sales for 1999, resulting in increased net sales and profits of $464,000. Any future changes of this percentage will reflect continuing and future analysis of this trend. There is no assurance that this trend will continue.

     Cost of Sales for 2000 was $4,272,000, representing a decrease from 1999 of $811,000. Our gross profit margin for 2000 was 77% as compared to 73% during 1999. The improvement in the gross profit margin reflects a change in our sales mix with greater sales of prescription products that historically carry a higher gross profit percentage. The change in the sales mix represented an increase in prescription products of PAMINE(R), CARMOL(R) 40, and GLUTOFAC(R)-ZX. In addition, we benefited from cost savings due to outsourcing to more cost efficient vendors.

     Selling, General and Administrative Expenses for 2000 was $11,647,000, representing an increase of $174,000 over 1999. The increase in selling, general and administrative expenses was primarily due to the EVA(R) Financial Management System and its related variable compensation. The EVA(R) Financial Management System, which is based upon attaining certain corporate goals and annual performances, resulted in an increase in compensation expense of $499,000 versus 1999, which was partially offset due to a change in strategic focus from promoting respiratory products to even greater attention given to dermatology, nutritional, and internal medicine products. In particular, we benefited in decreased shipping costs associated BRONTEX(R) sample fulfillment.

     Depreciation and Amortization Expenses for 2000 was $955,000, representing a decrease of $183,000 as compared to 1999. The decrease for 2000 was principally due to the reduction in amortization of the intangible asset DECONAMINE(R), as result of the impairment write-off taken in the First Quarter 2000.

     Interest Expense, Net for 2000 was $248,000, representing an increase of $13,000 from 1999. The increase was principally due to an increase in interest rates on the revolving asset-based credit facility and the acquisition note.

     Loss Due to Impairment of Asset for 2000 was $3,897,000. We recorded an impairment loss relating to the DECONAMINE(R) trademark. As a result of our strategic review process of our product lines and related intangible assets, we determined that an event or circumstance occurred. We changed our future sales forecast for the product during April 2000 after it became apparent that significant marketing attention during the Fourth Quarter 1999 had minimal impact on the product's sales. Consequently, the fair value of the DECONAMINE(R) trademark was calculated on the basis of discounted estimated future cash flows and resulted in a non-cash charge of $3,897,000. This charge, which has been recorded in the consolidated statement of income, had no impact on the Company's cash flow. No impairment loss was recorded for 1999.

     Income Tax Benefit for 2000 was $398,000, in comparison to an income tax expense of $360,000 for 1999 or an improvement of $758,000. The improvement was principally due to a reduction of the valuation allowance against our deferred tax assets. In 1999, deferred tax assets were fully reserved.

     Net Loss for 2000 was $2,063,000 as compared to net income of $561,000 in 1999, representing a decrease of $2,624,000. The decrease was principally due to the loss due to impairment of asset of $3,897,000, which was partially offset by an increase in gross profit, a decrease in depreciation and amortization and the recording of an income tax benefit.

     Net loss for Kenwood Therapeutics for 2000 was $4,031,000, representing a decrease of $3,782,000 from 1999. The decrease was principally due to a decrease in net sales of $3,023,000 and the loss due to impairment of asset. The products DECONAMINE(R) and BRONTEX(R) primarily contributed to the decrease in net sales, which was partially offset by an increase in PAMINE(R) and GLUTOFAC(R)-ZX.

     Net income for Doak Dermatologics for 2000 was $1,968,000, representing an increase of $1,158,000 from 1999. The increase was principally due to an increase in net sales of $2,730,000 and an increase in the gross profit margin from 71% to 82%. The same product sales of CARMOL(R) 40 and new product sales of CARMOL(R) SCALP TREATMENT and CARMOL(R)40 7oz primarily contributed to the increase in net sales and gross profit margin.

Liquidity and Capital Resources

     Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions. We have historically met these cash requirements through cash from operations, proceeds from our line of credit, borrowings for product acquisitions and the issuance of common stock.

     On December 31, 2000, we had working capital of $3,412,000, an increase of $2,675,000 over the December 31, 1999 working capital of $737,000. The increase in our working capital position at December 31, 2000 was primarily due to an increase in accounts receivable, a reduction in the current maturities of long-term debt, a reduction in accounts payable, a reduction in borrowings on the revolving credit, a reduction in income taxes payable and the recording of a deferred tax asset, which was partially offset due to reductions in inventory, a reduction in prepaid samples and materials, and an increase in accrued expenses.

     Our cash and cash equivalents were $453,000 and $386,000 at December 31, 2000 and 1999, respectively. Cash provided by operating activities for the year ended December 31, 2000 was $1,962,000. The sources of cash primarily resulted from (i) a net loss of $2,063,000, offset by non-cash charges for depreciation and amortization of $955,000, compensation for consulting services of $19,000 and loss due to impairment of asset of $3,897,000; (ii) an increase in allowance for doubtful accounts of $50,000; (iii) an increase in deferred tax assets of $1,043,000; (iv) an increase in the inventory provision of $430,000 due to slow moving inventory; (v) an increase in accounts receivable of $950,000, primarily due to increased sales during December 2000, which was prompted by a pre-announced price increase; (vi) a decrease in inventory and prepaid samples and materials of $435,000, primarily due to usage of our inventory stocking from the Year 2000; (vii) a decrease in prepaid expenses and other of $93,000;
(viii) a decrease in accounts payable of $277,000; (ix) an increase in accrued expenses of $507,000, primarily due to an increase in accrued bonuses for the EVA(R) Financial Management System; and (x) a decrease in income tax payable of $91,000. Cash used in operating activities for the year ended December 31, 1999 was $21,000. This use of net cash was primarily the result of an increase in accounts receivable and inventory and prepaid samples and materials partially offset by increases in accounts payable, accrued expenses, and income taxes payable plus net income and non-cash charges of depreciation and amortization.

     Cash used in investing activities for the year ended December 31, 2000 and 1999 were $72,000 and $63,000, respectively. The investment in 2000 was primarily for the purchase of property and equipment. The investment in 1999 consisted of investment in trademarks and other intangible assets of $92,000, purchases of property and equipment of $60,000, and offsetting proceeds from sale of fixed assets of $89,000.

     Cash used in financing activities for the year ended December 31, 2000 and 1999 were $1,823,000 and $948,000, respectively. The financing activities for 2000 consisted primarily of (i) a payment of long-term debt of $1,504,000;
(ii) proceeds from the acquisition note with LaSalle Business Credit, Inc. of $1,161,000; (iii) net repayments of the revolving credit line of $1,543,000;
(iv) purchases of treasury stock of $32,000; and (v) distributions of treasury stock of $92,000 due to funding the 401(k) Plan contributions. The financing activities for 1999 consisted primarily of (i) a payment of long-term debt of $111,000; (ii) net repayments of the revolving credit line of $275,000;
(iii) purchase of treasury stock of $570,000; and (iv) distributions of treasury stock of $23,000 due to funding the 401(k) Plan contributions.

     On April 7, 1999, we entered into a loan agreement with LaSalle Business Credit, Inc. that is comprised of a $5 million revolving asset-based credit facility and a $2.5 million acquisition note for future product acquisitions.
In order to close this new loan agreement with LaSalle, we paid in full the outstanding loan balance and early termination penalties to The CIT Group/Credit Finance, Inc. of approximately $1.6 million, using a portion of the availability from the new revolving credit facility. Advances under the new revolving credit facility are calculated pursuant to a formula, which is based on our eligible accounts receivable and inventory levels. Advances under the $2.5 million acquisition note are pursuant to our finding a potential acquisition and receiving LaSalle's final approval. At the execution date, this new loan agreement had an initial term of three years, required an annual fee, and was subject to an unused credit line percentage fee of one quarter of one percent (.25%). Interest accrued on amounts outstanding under this new loan agreement at the rate equal to the prime rate of interest, announced from time to time, by LaSalle National Bank plus 1% for the revolving credit facility and plus 2% for the amount outstanding for the acquisition note. Our obligations under the new loan have been collateralized by our grant to LaSalle of a lien upon, and the pledge of a security interest to our prior lien with CIT, which consists of substantially all of our assets.

     The loan agreement with LaSalle includes various restrictive covenants prohibiting us with certain limited exceptions, from, among other things, incurring additional indebtedness and paying dividends, substantial asset sales and certain other payments. The loan agreement also contains financial covenants including net worth, minimum net loss, interest coverage ratio, debt service ratio, and earnings before interest, taxes, depreciation, and amortization ("EBITDA").

     On February 7, 2000, we borrowed $1,161,000 from the acquisition note in order to satisfy the note payable that was in connection with the acquisition of BRONTEX(R).

     On June 19, 2000, LaSalle amended the Loan Agreement by reducing future funding through the use of the acquisition note by $1 million, decreasing the revolving asset-based credit facility by $1.5 million, increasing the interest rate by 1/2% for the acquisition note, increasing the interest rate by 1/2% for the revolving asset-based credit facility, and altered some covenants to more favorable terms.

     The amended Loan Agreement is comprised of a $3.5 million revolving asset-based credit facility and a $1.5 million acquisition note. Interest now accrues on amounts outstanding under this Loan Agreement at the rate equal to the prime rate of interest, announced from time to time, by LaSalle National Bank plus 1 1/2% for the revolving credit facility (11% as of December 31, 2000) and plus 2 1/2% for the amount outstanding for the acquisition note (12% as of December 31, 2000).

     We had $578,000 and $919,000 in borrowings issued under the revolving asset-based line of credit and the acquisition note at December 31, 2000, respectively, with a remaining availability pursuant to a borrowing base of $2,922,000 from the revolving line of credit and $411,000 from the acquisition note.

     Management believes that our cash and cash equivalents and cash generated from operations will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

Impact of Inflation

     We have experienced only moderate price increases under our agreements with third-party manufactures as a result of raw material and labor price increases. We have passed these price increases along to our customers. However, there can be no assurance that possible future inflation would not impact our operations.

Seasonality

     Sales of certain products, such as cough and cold products, increase between October and March due to the cold and flu season. We expect the impact of seasonality to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales for the foreseeable future.

Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement
No. 133." SFAS No. 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 and SFAS No. 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income/(loss) or other comprehensive income/(loss), depending on the designated purpose of the derivative. The Company is required to and will adopt SFAS No. 133 and SFAS
No. 138 in the first quarter of 2001. Based on our current activities, we do not believe that adoption of these pronouncements will have a material impact on our results of operations, cash flows or financial position.

Market Risk

     Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of ENTSOL(R) Spray are made in French Francs. We expect to make purchases several times per year. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies. In addition, foreign currency fluctuations can have an adverse affect upon exports, even though we recognize sales to international distributors in U.S. dollars. Foreign currency fluctuations can directly affect the marketability of our products in international markets.

     To the extent that we borrow under our credit facility with LaSalle Bank, we will experience market risk with respect to changes on the general level of the interest rates and its effect upon our interest expense. Borrowings under our credit facility with LaSalle bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense.

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

Forward-Looking Statements

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None



Item 9.  Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

                                        Age               Position(s)
                                        ---               -----------

Daniel Glassman                          58      Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer

Iris S. Glassman                         58      Treasurer and Director

Philip W. McGinn, Ph.D.                  75      Director

Seymour I. Schlager, M.D.                51      Director

Bruce W. Simpson                         59      Secretary and Director

Alan G. Wolin, Ph.D.                     68      Director




Dileep Bhagwat, Ph.D.                    49      Vice President, Chief
                                                 Scientific Officer

Robert Corbo                             46      Vice President, Quality Control
                                                 and Assurance

Robert Dubin                             52      Sr. Vice President, Sales and
                                                 Contract Administration

Bradley Glassman                         27      Vice President, Marketing

Gene L. Goldberg                         62      Sr. Vice President, Marketing
                                                 and Business Planning

R. Brent Lenczycki                       29      Vice President, Chief Financial
                                                 Officer


     Daniel Glassman is our founder and has served as our Chief Executive Officer since inception in January 1985. Mr. Glassman has also served as our Chairman of the Board since January 1985. Mr. Glassman has also served as our President since February 1991. Mr. Glassman, a registered pharmacist, is also Chairman of the Board of Banyan Communications Group, Inc., a communications company founded by Mr. Glassman. Mr. Glassman has had a 35 year career in the pharmaceutical industry, including executive managerial positions with companies and major specialty advertising agencies serving the largest pharmaceutical companies. Mr. Glassman is also Chairman of the Board, President and Chief Executive Officer of Doak, Bradley Pharmaceuticals (Canada), Inc. and Bradley Pharmaceuticals, Overseas, Ltd., Inc., each our subsidiary. In 1995, Mr. Glassman was awarded the Ernst & Young LLP Entrepreneur of the Year in
New Jersey.

     Iris S. Glassman has served as our Treasurer since its inception in 1985. Mrs. Glassman, the spouse of Mr. Daniel Glassman, has also served as one of our directors from January 1985. Mrs. Glassman has over 20 years of diversified administrative and financial management experience, including serving in the capacity of Secretary of Banyan.

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

     Seymour I. Schlager, M.D., J.D. has served as one of our directors since July 1998. From 1989 to 1991, Dr. Schlager served as Venture Head of the AIDS/Antiviral Pharmaceutical product development group of Abbott
Laboratories. In 1997, Dr. Schlager received a Juris Doctorate, cum laude, from William Howard Taft University School of Law complementing his M.D. from the University of Miami School of Medicine. Currently, Dr. Schlager is Vice President of Medical Affairs for Becton Dickinson Medical Systems.

     Bruce W. Simpson, has served as our Secretary since June 2000 and one of our directors since January 2000. Mr. Simpson currently heads a private consulting firm that specializes in marketing and business development in the healthcare industry. Prior to founding his own healthcare consulting firm, Mr. Simpson was President of Genpharm, Inc. and President and CEO of Medeva Pharmaceuticals. Previous to those positions, Mr. Simpson served in the capacity of Vice President of Sales & Marketing, and Executive Vice President of Ethical Pharmaceuticals for Fisons Corporation. Mr. Simpson received a M.B.A. from the University of Hartford. He has been affiliated with the American Academy of Allergy and was a Board Member of Menley & James Pharmaceuticals.

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

     Robert Dubin, R.Ph. has served as our Senior Vice President, Sales and Contract Administration since 1997. Prior experience includes a manufacturer of food products for a major U.S. food distributor and a Consultant Pharmacist position for a major group of nursing homes in the Chicago area; also owner/operator of 15 pharmacies and health clinics.

     Bradley Glassman has served as our Vice President, Marketing since April 2000, Director of Corporate Development since May 1998 and as a Corporate Development Analyst since May 1996. In 1996, Mr. Glassman received a Masters of Business Administration from Tulane University.

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

     R. Brent Lenczycki, CPA, has served as Vice President and Chief Financial Officer since January 2001. Since joining Bradley Pharmaceuticals in 1998,
Mr. Lenczycki has held the positions of Manager of Finance and Purchasing, Director of Finance and Vice President, Finance. Previously, Mr. Lenczycki held positions in public accounting at Arthur Andersen LLP in Philadelphia, PA, and as an internal auditor for Harrah's Hotel and Casino in Atlantic City, New Jersey. Mr. Lenczycki holds an MBA concentrated in Finance.



     Our directors are scheduled to hold office until the next Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified.


Item 10. Executive Compensation

                        Summary Compensation Table

     The following table shows all of our cash compensation paid, as well as certain other compensation paid or accrued during the years ended
December 31, 2000, 1999 and 1998, to Daniel Glassman, President and Chief Executive Officer, Robert Dubin, Senior Vice President of Sales and Contract Administration, Gene L. Goldberg, Senior Vice President of Marketing and Business Planning and Maurice Woosley, former President, Bradley International. No other of our executive officers earned total annual salary and bonus for 2000 in all capacities in which such person served was in excess of $100,000. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during 2000 to the executive officers named in the following table except as set forth below:


                                                                   Long-Term
                                                                  Compensation
                                 Annual Compensation                 Awards
                                 -------------------                 ------


Name and Principal Position    Year    Salary     Bonus    Securities Underlying
---------------------------    ----    ------     -----    ---------------------
                                                                Options(1)
                                                                ----------

Daniel Glassman                2000   $192,500    $6,400        359,589(4)
  President and                1999   $196,700   $18,400        300,000(3)
  Chief Executive Officer      1998   $164,800      -0-          55,000(2)


Dileep Bhagwat, Ph.D.          2000   $115,100    $1,400           -0-
  Vice President and           1999    $35,000      -0-          12,000(5)
  Chief Scientific Officer     1998      N/A        N/A            N/A


Robert Dubin                   2000   $140,300    $2,700           -0-
  Senior Vice President        1999   $127,900    $7,600           -0-
  of Sales and Contract        1998   $115,400      -0-           6,000
  Administration


Gene L. Goldberg               2000   $149,200    $2,800           -0-
  Senior Vice President        1999   $141,200    $8,100           -0-
  Marketing and Business       1998   $135,400      -0-            -0-
  Planning



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

(4) Of these shares, 18,000 underlie options granted on September 12, 2000 to replace a like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable after September 12, 2001, 2002, 2003 for 6,000, 6,000 and 6,000 shares, respectively, at an exercise price of $1.41 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on September 11, 2005. The remaining 341,589 shares underlie options granted on December 15,2000 to replace like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable immediately at an exercise price of $1.44 per share, 110% of the fair market value for shares of common stock on the date of grant. These options will expire on December 4, 2005.

(5) These options are exercisable after September 6, 2000, 2001, 2002 for 4,000, 4,000 and 4,000 shares, respectively, at an exercise price of $1.09 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on September 6, 2009.



                            Option Grants in 2000
                            ---------------------


     The following table sets forth information concerning outstanding options to purchase shares of our common stock granted by us to our Directors and Officers during 2000. Neither options to purchase shares of Class B common stock nor stock appreciation rights were granted by us during 2000. The exercise prices for all options reported below are not less than 100% of the per share market prices for common stock on their dates of grant.


                                                      Individual Grants
                                                      -----------------
                                                      % of Total Options
                             Number of Securities         Granted To
                             Underlying Options            Employees
Name                              Granted                  in 2000(1)
----                              -------                  ----------


Daniel Glassman                   18,000                      3.95%
                                 341,589                     74.98%
Bradley Glassman                  18,000                      3.95%
Richard Fuisz                     30,000                      6.58%
Bruce Simpson                     15,000                      3.29%




                                 Exercise or
                                   Base
                                 Price ($/Sh)        Expiration Date
                                 ------------        ---------------

Daniel Glassman                     1.41                 09/11/05
                                    1.44                 12/04/05
Bradley Glassman                    1.38                 12/01/10
Richard Fuisz                       3.06                 04/29/01
Bruce Simpson                       1.97                 01/19/10



                   Aggregated Option Exercises in 2000
                       And Year-End Option Values
                       --------------------------


     The following table presents the value, on an aggregate basis, as of December 31, 2000, of outstanding stock options held by our executive officers listed in the Summary Compensation Table above. No stock options were exercised by the executive officers listed below during 2000.




                             Number of Securities         Value of Unexercised
                                  Underlying                  In-the-Money
                             Unexercised Options at             Options
                                   Year-End                    Year-End(1)
                                   --------                    -----------

Name                     Exercisable   Unexercisable  Exercisable  Unexercisable
----                     -----------   -------------  -----------  -------------

Daniel Glassman            569,755        176,334       $58,438      $116,875
Dileep Bhagwat               4,000          8,000        $4,375        $8,750
Robert Dubin                19,000          2,000        $7,500          -0-
Gene L. Goldberg            48,446           -0-        $20,702          -0-


(1) Based on the closing sale price of $1.406 per share of common stock on December 31, 2000, as reported by NASDAQ.

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


                            Compensation of Directors
                            -------------------------


     Directors who are not officers or employees receive a director's fee of $750 for each meeting of the Board of Directors, or a committee thereof, attended by such director, plus out-of-pocket costs. Directors who are also officers or employees receive no additional compensation for their services as directors.

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

     Since each share of Class B common stock may be converted at any time by the holder into one share of common stock, the beneficial ownership rules promulgated under the Securities Exchange Act of 1934, as amended, require that all shares common stock issuable upon the conversion of Class B common stock by any stockholder be included in determining the number of shares and percentage of common stock held by such stockholder.


                           Amount and Nature of
                           Beneficial Owner(1)(2)        Percent of Class(2)
                           ----------------------        -------------------
Name and Address of                      Class B                       Class B
Beneficial Owner         Common Stock  Common Stock   Common Stock  Common Stock
----------------         ------------  ------------   ------------  ------------


Daniel Glassman           973,141(3)    363,946(4)       11.86%        84.33%
383 Route 46 West
Fairfield, NJ

Iris S. Glassman          226,003(5)     16,403(6)        2.75%         3.8%
383 Route 46 West
Fairfield, NJ

Philip McGinn, Jr.         20,972          -0-              *            -
383 Route 46 West
Fairfield, NJ

Alan G. Wolin              83,441(8)       -0-              *            -
383 Route 46 West
Fairfield, NJ

Seymour Schlager           10,000(12)      -0-              *            -
383 Route 46 West
Fairfield, NJ

Dileep Bhagwat              5,000(11)      -0-              *            -
383 Route 46 West
Fairfield, NJ

Robert Corbo               13,807(14)      -0-              *            -
383 Route 46 West
Fairfield, NJ

Robert Dubin               21,769(10)      -0-              *            -
383 Route 46 West
Fairfield, NJ

Brad Glassman              70,926(7)     20,880             *            -
383 Route 46 West
Fairfield, NJ

Gene L. Goldberg           62,457(9)     10,192             *            -
383 Route 46 West
Fairfield, NJ

R. Brent Lenczycki         12,509(13)      -0-              *            -
383 Route 46 West
Fairfield, NJ

Berlex Laboratories, Inc. 2,200,000(15)    -0-            26.81%         -
340 Changebridge Road
Montville, NJ  07045

All executive officers    1,500,025      411,421(4)(6)    18.28%       95.34%
and Directors as a       (3)(5)(7)(8)
group (9 Persons)      (9)(10)(11)(12)
                          (13)(14)


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

(3) Includes 363,946 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares, 86,548 shares are owned indirectly by Mr. Glassman through affiliates and 519,755 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman's affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his spouse, Iris S. Glassman.

(4) Includes 25,736 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman's affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris S.
    Glassman, 	Mr. Glassman's spouse.

(5) Includes 16,403 shares issuable upon conversion of a like number of shares of Class B common stock, 6,800 shares owned indirectly by Mrs. Glassman through affiliates, 33,130 shares owned indirectly by Mrs. Glassman as trustee for her children's trusts and 168,070 shares underlying presently exercisable options. Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her husband, Daniel Glassman.

(6) Mrs. Glassman disclaims beneficial ownership over all shares of Class B common stock beneficially owned by her spouse, Daniel Glassman.

(7) Includes 20,880 shares issuable upon conversion of a like number of shares of Class B common stock held in trust for his benefit. Includes 9,000 shares underlying presently exercisable options.

(8) Includes 16,800 shares underlying presently exercisable options.

(9) Includes 10,192 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares 48,446 shares underlie presently exercisable options.

(10) 2,769 shares are owned indirectly as trustee for Mr. Dubin's children and by his spouse. Includes 19,000 shares underlying presently exercisable options.

(11) Includes 4,000 shares underlying presently exercisable options.

(12) Includes 10,000 shares underlying presently exercisable options.

(13) Includes 4,000 shares underlying presently exercisable options.

(14) Includes 6,800 shares underlying presently exercisable options.

(15) Includes 1,450,000 shares of common stock and 750,000 shares underlying presently exercisable warrants.


Item 12. Certain Relationships and Related Transactions

     During the years ended December 31, 2000 and 1999, we received administrative support services (consisting principally of advertising services, mailing, copying, financial services, data processing and other office services) which were charged to operations from Banyan Communications Group, Inc. ("Banyan"), an affiliate, in the amount of $215,190 and $197,800, respectively.

     We lease office facilities in Fairfield, New Jersey from Daniel and Iris
S. Glassman, directors and shareholders. The lease is for the period from February 1, 1998 to January 31, 2003 for 14,100 square feet of office and warehouse space. The rent expense, including an allocated portion of real estate taxes, was approximately $225,000 and $224,000 for the years ended December 31, 2000 and 1999, respectively.

     On January 3, 2000, we advanced $100,000 to Daniel Glassman, pursuant to a promissory note bearing interest at 8.25% per annum. The accrued interest and principal is due in full, three years from the execution date, except that fifty percent of all future bonus payments will be applied first to accrued interest, then to principal.


Item 13. Exhibits, List and Reports on Form 8-K


     (a)     Reports on Form 8-K

             None filed in the Fourth Quarter.

     (b)     Exhibits


Exhibit
Number                           Description of Document
------                           -----------------------


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

10.24 Amendment No. 6 to Asset Purchase Agreement, dated as of September 19, 1997, between the Company and Berlex (Incorporated by reference to Exhibit 10.24 from the Company's Form SB-2 filed with Securities and Exchange Commission on October 15, 1997)

10.25 Warrant to Purchase up to 750,000 Shares of Common Stock of the Company issued to Berlex (Incorporated by reference to Exhibit
              10.25 from the Company's Form SB-2 filed with Securities and Exchange Commission on October 15, 1997)

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


                      BRADLEY PHARMACEUTICALS, INC.



                      By/s/ Daniel Glassman
                      -----------------------------
                      Daniel Glassman
                      Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


DATE                     SIGNATURE                          TITLE


March 29, 2001       /s/Daniel Glassman             Chairman of the Board
                     ------------------------       President and Chief
                     (Daniel Glassman)              Executive Officer
                                                   (Principal Executive Officer)


March 29, 2001       /s/Iris S. Glassman            Treasurer and Director
                     ------------------------
                     (Iris S. Glassman)


March 29, 2001       /s/Philip W. McGinn, Jr.       Director
                     ------------------------
                     (Dr. Philip W. McGinn, Jr.)


March 29, 2001       /s/Seymour I. Schlager         Director
                     ------------------------
                     (Dr. Seymour I. Schlager)


March 29, 2001       /s/Bruce W. Simpson            Secretary and Director
                     ------------------------
                     (Bruce W. Simpson)


March 29, 2001       /s/Alan G. Wolin               Director
                     ------------------------
                     (Dr. Alan Wolin)