Form 10QSB
period 2001-03-31
BRADLEY PHARMACEUTICALS INC
filed 2001-05-10
CIK 864268

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                             Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                                       --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Title of Each Class              Number of Shares Outstanding
          of Common Stock                   as of April 15, 2001
        -------------------              ----------------------------

     Common Stock, $.01 Par Value                7,539,226
     Class B, $.01 Par Value                       431,552

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---




                     BRADLEY PHARMACEUTICALS, INC.

                       INDEX TO FORM 10 - QSB

                          March 31, 2001


                                                                 Page
                                                                Number
                                                                ------
Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         March 31, 2001	and 2000                                   3

         Condensed Consolidated Statements of
         Operations - three months ended
         March 31, 2001 and 2000                                   4

         Condensed Consolidated Statements of Cash
         Flows - three months ended March 31, 2001
         and 2000                                                  5

         Condensed Notes to Consolidated Financial Statements      7

         Management's Discussion and Analysis                      12

Part II - Other Information

         Item 1.  Legal Proceedings                                17
         Item 5.  Other Information                                17
         Item 6.  Exhibits and Reports on Form 8-K                 17

         Signatures                                                18