Form 10QSB
period 2001-06-30
BRADLEY PHARMACEUTICALS INC
filed 2001-08-14
CIK 864268

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                            Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
       Commission file number                       0-18881

                      BRADLEY PHARMACEUTICALS, INC.
                      -----------------------------
     (Exact name of small business issuer as specified in its charter)

            Delaware                         22-2581418
            --------                         ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Title of Each Class              Number of Shares Outstanding
           of Common Stock                     as of July 31, 2001
           -------------------                 -------------------

       Common Stock, $.01 Par Value                 8,358,270
       Class B, $.01 Par Value                        431,552

Transitional Small Business Disclosure Format (check one):
Yes     	No  X
    ----    ----


                      BRADLEY PHARMACEUTICALS, INC.

                         INDEX TO FORM 10 - QSB

                             June 30, 2001


                                                               Page
                                                    	         Number
                                                              ------

Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         June 30, 2001                                           3

         Condensed Consolidated Statements of
         Operations - three and six months ended
         June 30, 2001 and 2000                                  4

         Condensed Consolidated Statements of Cash
         Flows - six months ended June 30, 2001
         and 2000                                                5

         Condensed Notes to Consolidated Financial
         Statements                                              7

         Management's Discussion and Analysis                   11

Part II - Other Information

         Item 1.  Legal Proceedings                             20
         Item 5.  Other Information                             20
         Item 6.  Exhibits and Reports on Form 8-K              20

         Signatures                                             21





                                  2