Form 10QSB
period 2001-09-30
BRADLEY PHARMACEUTICALS INC
filed 2001-11-14
CIK 864268

U.S. Securities and Exchange Commission
                      Washington, D.C.  20549

                            Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Title of Each Class                Number of Shares Outstanding
           of Common Stock                       as of October 28, 2001
           ---------------                       ----------------------


       Common Stock, $.01 Par Value                     8,345,016
       Class B, $.01 Par Value                            431,552

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---



                      BRADLEY PHARMACEUTICALS, INC.

                         INDEX TO FORM 10 - QSB

                           September 30, 2001


                                                                 Page
                                                      	         Number
                                                                ------

Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         September 30, 2001                                       3

         Condensed Consolidated Statements of
         Operations - three and nine months ended
         September 30, 2001 and 2000                              4

         Condensed Consolidated Statements of Cash
         Flows - nine months ended September 30, 2001
         and 2000                                                 5

         Condensed Notes to Consolidated Financial Statements     7

         Management's Discussion and Analysis                     14

Part II - Other Information

         Item 1.  Legal Proceedings                               20
         Item 2.  Changes in Securities                           20
         Item 5.  Other Information                               20
         Item 6.  Exhibits and Reports on Form 8-K                21

         Signatures                                               21



                                  2