Form 10QSB/A
period 2001-09-30
BRADLEY PHARMACEUTICALS INC
filed 2002-03-11
CIK 864268

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

                 383 Route 46 West, Fairfield, NJ 07004
                 --------------------------------------
                (Address of principal executive offices)

                           (973) 882-1505
                           --------------
                       (Issuer's phone number)

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of Each Class                Number of Shares Outstanding
     of Common Stock                        as of March 6, 2002
     -------------------                    -------------------

Common Stock, $.01 Par Value                    10,001,564
Class B, $.01 Par Value                            429,752

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                      ---


Explanatory Note:

     This Amendment to Form 10-QSB for the quarterly period ended September 30, 2001 revises Part I: Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows and Note H-Accounts Receivable, Note I-Accrued Expenses and Note L-Chargebacks and Rebates to reflect the presentation of the rebate liability and rebate payable as separate line items within accrued expenses. The revised presentation has no effect on the "Net cash provided by operating activities" in such Condensed Consolidated Statements of Cash Flows and has no effect on the Condensed Consolidated Statements of Operations included in Part I. Business Segment Information in Note D has been expanded to include information for each of the three months ended September 30, 2001 and 2000. Subsequent to the Form 10-QSB filed on November 14, 2001, an impairment charge resulting from a subsequent bank failure was taken in the Fourth Quarter 2001. As more fully discussed in Note O - Recent Developments, the entire net after-tax effect of this charge was offset by the reversal of a valuation allowance against Deferred Tax Assets which were previously reserved. Further, the Liquidity and Capital Resources sectionof Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I has been revised to reflect the presentation of the rebate liability and rebate payable as separate line items within accrued expenses and the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations has been expanded to discuss the additional information relating to rebates, chargebacks and the Fourth Quarter impairment charge. Except as set forth above, no other changes were made to the Form 10-QSB for the quarterly period ended September 30, 2001.



                     BRADLEY PHARMACEUTICALS, INC.

                       INDEX TO FORM 10 - QSB/A

                          September 30, 2001

                                                               Page
                                                              Number
                                                              ------

Part I - Financial Information

         Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet -
        September 30, 2001                                      4

        Condensed Consolidated Statements of
        Operations - three and nine months ended
        September 30, 2001 and 2000                             5

        Condensed Consolidated Statements of Cash
        Flows - nine months ended September 30, 2001
        and 2000                                                6

        Condensed Notes to Consolidated Financial Statements    8

        Management's Discussion and Analysis                    17

Part II - Other Information

        Item 1.  Legal Proceedings                              23
        Item 2.  Changes in Securities                          24
        Item 5.  Other Information                              24
        Item 6.  Exhibits and Reports on Form 8-K               24

        Signatures                                              25




                                  2