Form 10KSB
period 2001-12-31
BRADLEY PHARMACEUTICALS INC
filed 2002-03-26
CIK 864268

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year December 31, 2001

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

State issuer's revenues for its most recent fiscal year:  $25,702,966

The aggregate market value of the Common Stock voting stock held by nonaffiliates of the Registrant as of March 15, 2002 was approximately $129,157,000. This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 15, 2002, there were outstanding 10,005,164 shares of Common Stock $.01 par value and 429,752 shares of Class B Common Stock $.01 par value.

Documents incorporated by reference:    None



                                  PART I

Item 1     Business

General

The Company

     We market over-the-counter and prescription pharmaceutical and health related products. Our product lines currently include dermatological brands, marketed by our wholly owned subsidiary, Doak Dermatologics, Inc., and nutritional, respiratory, and internal medicine brands, marketed by our Kenwood Therapeutics division. We are currently actively promoting products in the dermatology and gastroenterology and, to a lesser extent, nutritional market. All of our product lines are manufactured and supplied by independent contractors who operate under our quality control standards. Our products are marketed primarily to wholesalers. The wholesalers, in turn, distribute the products to retail outlets and healthcare institutions throughout the United States. We also sell to distributors in selected international markets.

     Our growth strategy is to make acquisitions, including through co-marketing and licensing agreements, of products from major pharmaceutical organizations that we believe require intensified marketing and promotional attention. We have acquired, and intend to acquire, rights to manufacture and market pharmaceutical and health related products which are effective and for which a demonstrated market exists, but which are not actively promoted and where the surrounding competitive environment does not necessarily include major pharmaceutical companies. In addition to acquisitions, our growth strategy is to introduce new products through modest research and development of existing chemical entities.

     We were incorporated in New Jersey in January 1985 and subsequently reincorporated in Delaware in July 1998. Our principal executive offices are located at 383 Route 46 West, Fairfield, New Jersey 07004, and our telephone number is (973) 882-1505.


Material Product Acquisitions

     We commenced operations in January 1985 and through December 2001 we acquired more than 16 product lines from many leading pharmaceutical companies. During this time, we acquired products from Schering-Plough Corporation, Aventis Healthcare, Inc., American Home Products Corporation, Upsher-Smith Laboratories, Inc., and Procter & Gamble Pharmaceuticals, Inc.

     In March 1993, we acquired from Tsumura Medical, a division of Tsumura International, Inc., all technical, proprietary and distribution rights to a specialized dermal patch product, TRANS-VER-SAL(r), currently used in the treatment of warts.

     In December 1993, we acquired from Berlex Laboratories, a subsidiary of Schering AG, all technical, proprietary rights, including trademarks and registrations to DECONAMINE(r), a chlorpheniramine maleate/ d-pseudoephedrine HCI prescription product line used in connection with coughs, colds, and allergies.

     In February 1994, we acquired from the Pharmacia Corporation all U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations to PAMINE(r), a methscopolamine bromide tablet used in connection with the treatment of peptic ulcers.

     In June 1994, we acquired from Hoffmann-La Roche, Inc. all manufacturing, packaging, quality control, stability, drug experience, file history, customers and marketing rights, titles and interests, including all trademarks to CARMOL(r) 10 and CARMOL(r) 20 nonprescription urea-based moisturizers and CARMOL
(r) HC, a prescription moisturizer containing hydrocortisone, in the United States and the remaining countries in the Western Hemisphere.

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

Products

The following is a list of major products, by therapeutic category, that we market and distribute as of March 1, 2002. All of our products are available over-the-counter, with the exception of BRONTEX(r), DECONAMINE(r), CARMOL(r) HC, CARMOL(r) 40, CARMOL(r) SCALP LOTION, CARMOL(r) SCALP TREATMENT KIT, GLUTOFAC(r)-ZX, GLUTOFAC(r)-MX, LIDAMANTLE(r), LIDAMANTLE(r) HC, PAMINE(r), and TYZINE(r), each of which is a prescription pharmaceutical.

Dermatological Products                Uses
-----------------------                ----

ACIDMANTLE(r)/LIDAMANTLE(r)/HC         Skin acidifier / Rx Topical Anesthetic

CARMOL(r) 10/20/40/HC                  Rx and OTC urea-based family of products
                                       for a variety of dermatological
                                       conditions

CARMOL(r) SCALP TREATMENT              Rx and OTC urea-based family of products
                                       for a variety of scalp conditions

FORMULA 405(r)/A-H-A/LE PONT(r)        Variety of topical products for the
                                       skin, hair and nails

TRANS-VER-SAL(r) Wart Remover Kit      Unique dermal patch delivery system for
(6mm, 12mm, 20mm sizes)                wart removal










                                   3




Nutritional Products                  Uses
--------------------                  ----

GLUTOFAC(r)-ZX/MX                     Rx and OTC vitamin/mineral supplements


Internal Medicine Products            Uses
--------------------------            ----

PAMINE(r)                             Rx Anticholinergic/antispasmodic


Respiratory Products                  Uses
--------------------                  ----

BRONTEX(r)                            Rx Antitussive/expectorant
(Tablets/Syrup)

DECONAMINE(r) FAMILY                  Rx Antihistamine/decongestant
(SR/Syrup/Tablets)

TYZINE(r)                             Rx Topical nasal decongestant
(Solution/ Nasal Drops)


Product Liability Insurance

     We maintain $5,000,000 of product liability insurance on our products. This insurance is in addition to required product liability insurance maintained by the manufacturers of our products. We believe that this amount of insurance coverage is adequate and reasonable. To date no product liability claim has been made against us and we have no reason to believe that any claim is pending or threatened.

Manufacturers and Suppliers

     We do not own or operate any manufacturing or production facilities. Rather, approximately 20 independent companies manufacture and supply all of our products. Many of these companies also manufacture and supply products for some of our competitors. We also do not have licensing or other supply agreements with many of these manufacturers or suppliers for our products and therefore, many of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time we have experienced some minor delays in shipments from some of our vendors due to production - management problems, which were subsequently shipped without a material impact on our profitability. Although we believe we can obtain replacement manufacturing arrangements, the absence of such agreements with our present suppliers may interrupt our ability to sell our products and seriously affect our present and future sales. Currently, all of the Carmol(r) product lines, except Carmol(r) HC, are contract - manufactured by Groupe Parima, Inc. Any delays in manufacturing or shipping products by Groupe Parima may affect our product supply and ultimately have a negative impact on our sales and profitability.

     We generally purchase products from approximately 20 different vendors on open credit terms, which are generally payable in 30 days. For the year ended December 31, 2001, 5 vendors that manufacture and package products for us each accounted for approximately 34%, 13%, 10%, 10%, and 8% of our cost of goods sold. For the year ended December 31, 2000, the same five vendors that manufacture and package products for us each accounted for approximately 13%,
13%, 12%, 11% and 11% each of the Company's cost of goods sold.   No other
vendor, packager or manufacturer accounted for more than 9% of the Company's cost of goods sold for 2001 and 2000. We currently have no manufacturing facilities of our own and, accordingly, are dependent upon maintaining existing relationships with our vendors or establishing new vendors to supply inventory. There can be no assurance that we would be able to replace our current vendors without any disruption to operations.

     With the exception of arrangements relative to BRONTEX(r), CARMOL(r) 10, CARMOL(r) 20, CARMOL(r) 40, CARMOL(r) SCALP TREATMENT, LIDAMANTLE(r), LIDAMANTLE(r) HC, LUBRIN(r), PAMINE(r) and TRANS-VER-SAL(r), we do not have any licensing, manufacturing or other supply agreements with manufacturers or suppliers.


Marketing and Sales

     We have acquired established products and product lines, developed line extensions for new products and licensed existing technologies. We concentrate our marketing efforts on the continued promotion of acquired product lines, line extensions to established customers and the expansion of distribution to new customers. Our overall marketing philosophy is to intensify and enhance the promotion of acquired products and line extensions throughout the United States and, where feasible, in selected international markets.

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

     Our DECONAMINE(r) product line (categorized below as respiratory products) accounted for approximately 7%, 12%, 24%, 37%, and 45%, respectively, of 2001, 2000, 1999, 1998 and 1997 net sales. Our BRONTEX(r) product line (categorized below as respiratory products) accounted for 2%, 3%, 9% and 7%, respectively, of 2001, 2000, 1999 and 1998 net sales, respectively.

     Doak's CARMOL(r) product line accounted for approximately 45%, 41%, 22%, 15%, and 12% of our 2001, 2000, 1999, 1998 and 1997 net sales, respectively.
Changes in the performance of our CARMOL(r) product line, consequently, will have a material effect on future operations. The TRANS-VER-SAL(r) product line accounted for approximately 5%, 7%, 8%, 8% and 10% of our 2001, 2000, 1999, 1998, 1997 net sales, while the ACIDMANTLE(r) product line accounted for approximately 8%, 4%, 6%, 6% and 4% of our 2001, 2000, 1999, 1998 and 1997 net
sales. Doak's other products, including Formula 405(r), accounted for approximately 3%, 6%, 7%, 9% and 10%, of our 2001, 2000, 1999, 1998 and 1997 net
sales.  All of Doak's products are categorized below as dermatologic products.

     Our 2001, 2000, 1999, 1998 and 1997 net sales volume percentages by category were as follows:


                                2001      2000     1999     1998     1997
                                ----      ----     ----     ----     ----

Dermatologic                     60%       59%      43%      40%      40%
Internal Medicine                17%        9%       8%       2%       1%
Respiratory                      14%       19%      39%      49%      50%
Nutritional                       8%       12%       8%       6%       5%
Hygiene                           1%        1%       2%       3%       4%

     Sales of our DECONAMINE(r) and BRONTEX(r) product lines and other cough/cold/flu products are primarily concentrated in the fall and winter months. Consequently, revenues from these products generally are, and will be, determined by the severity of the cough/cold/flu season.

     Our principal marketing focus is on the sales of branded pharmaceutical products. We have a national sales force of over 100 field representatives, which is comprised of both full and part time employees as well as independent contractors whose sole focus is the distribution of samples. Our marketing and sales promotions principally target key high volume prescribing doctors through detailing and sampling to encourage physicians to prescribe or recommend our products.

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

     We have made a strategic decision to concentrate selling and marketing resources on ten principal brands (which represented 92%, 90%, 89% and 92% of 2001, 2000, 1999 and 1998 net sales, respectively) as follows:

Kenwood Brands                               Specialty
--------------                               ---------

BRONTEX(r)                                General Practitioners,
DECONAMINE(r)                             Allergists, Pediatricians,
TYZINE(r)                                 Otolaryngologists
ENTSOL(r)

PAMINE(r)                                 Gastroenterologists,
                                          Internal Medicine

GLUTOFAC(r) FAMILY                        General Practitioners

Doak Brands                                  Specialty
-----------                                  ---------

CARMOL(r) FAMILY                          Dermatologists,
TRANS-VER-SAL(r)                          Podiatrists
ACIDMANTLE(r)/LIDAMANTLE(r)/HC

     To facilitate sales of our products internationally (including Puerto
Rico), we have entered into agreements with 35 international pharmaceutical distributors to provide for distribution and promotion of these products. Approximately 7%, 11%, 9%, 11% and 13%, respectively, of our 2001, 2000, 1999, 1998 and 1997 net sales were from international business.

     We continue to seek out new distributors and are currently in process of obtaining market approvals in at least 10 new country markets. Although we anticipate receiving the necessary approvals to market our products in these countries, there can be no assurance that such approvals will be received.

     We have received product registrations and applied for additional product registrations to distribute products in certain international markets as follows:



                 OUR INTERNATIONAL MARKETING STATUS
                        CURRENTLY MARKETING


Andorra                                TRANS-VER-SAL(r)

Argentina                              TRANS-VER-SAL(r)

Belgium                                LUBRIN(r)

Brunei                                 ACIDMANTLE(r)
                                       BRONTEX(r)
                                       CARMOL(r)
                                       DECONAMINE(r)
                                       DOAK(r) TAR
                                       DUADACIN(r)
                                       ENTSOL(r)
                                       IRCON(r)
                                       LIDAMANTLE(r)
                                       GLUTOFAC(r)
                                       LUBRIN(r)
                                       SULFOAM(r)
                                       SULPHO-LAC(r)
                                       TRANS-VER-SAL(r)
                                       TYZINE(r)
                                       PAMINE(r)

Canada                                 TRANS-VER-SAL(r)

Chile                                  TRANS-VER-SAL(r)

Cyprus                                 A-H-A LINE
                                       IPSATOL(r)
                                       KTL(r)
                                       LUBRIN(r)
                                       TYZINE(r)

Denmark                                LUBRIN(r)

Dominican Republic                     APATATE(r)
                                       CARMOL(r)
                                       GLUTOFAC(r)
                                       IRCON(r)
                                       I-L-X(r) B12
                                       KTL(r)
                                       LUBRIN(r)
                                       TRANS-VER-SAL(r)

El Salvador                            A-H-A LINE
                                       CARMOL(r)

Finland                                LUBRIN(r)

France                                 TRANS-VER-SAL(r)

Germany                                LUBRIN(r)

Hong Kong                              ACIDMANTLE(r)
                                       A-H-A LINE
                                       CARMOL(r)
                                       DUADACIN(r)
                                       DOAK(r) TAR
                                       DECONAMINE(r)
                                       FORMULA 405(r)
                                       GLUTOFAC(r)
                                       TERSASEPTIC(r)
                                       TERSA-TAR(r)

Iceland                                DOAK(r) TAR
                                       FORMULA 405(r)
                                       LUBRIN(r)
                                       TRANS-VER-SAL(r)

Israel                                 LUBRIN(r)

Italy                                  TRANS-VER-SAL(r)

Jordan                                 A-H-A Line
                                       CARMOL(r)
                                       DOAK(r) TAR
                                       FORMULA 405(r)
                                       SULPHO-LAC(r)

Malaysia                               LUBRIN(r)

Mexico                                 A-H-A LINE
                                       DOAK(r) TAR
                                       FORMULA 405(r)
                                       LUBRIN(r)
                                       TERSASEPTIC(r)
                                       TRANS-VER-SAL(r)

Netherlands                            LUBRIN(r)

Portugal                               TRANS-VER-SAL(r)

Puerto Rico                            COMPLETE BRADLEY LINE

Qatar                                  TRANS-VER-SAL(r)

Saudi Arabia                           ACIDMANTLE(r)
                                       A-H-A LINE
                                       CARMOL(r)
                                       DOAK(r) TAR
                                       FORMULA 405(r)
                                       SULFOAM(r)
                                       SULPHO-LAC(r)
                                       TERSASEPTIC(r)
                                       TRANS-VER-SAL(r)

Singapore                              ENTSOL(r)
                                       LUBRIN(r)

South Africa                           ENTSOL(r)

South Korea                            LE PONT(r)
                                       IRCON(r)

Spain                                  TAR DISTILLATE
                                       TRANS-VER-SAL(r)

Sweden                                 A-H-A LINE

Taiwan                                 A-H-A LINE
                                       FORMULA 405(r)
                                       LE PONT(r)
                                       LUBRIN(r)
                                       TRANS-VER-SAL(r)

Trinidad & Tobago                      GLUTOFAC(r)-ZX
                                       I-L-X(r) B12

United Arab Emirates                   A-H-A LINE
                                       FORMULA 405(r)
                                       TERSASEPTIC(r)

United Kingdom                         LUBRIN(r)

Yemen                                  A-H-A LINE
                                       CARMOL(r)
                                       DOAK(r) TAR
                                       FORMULA 405(r)
                                       TRANS-VER-SAL(r)
                                       SULPHO-LAC(r)
                                       TERSASEPTIC(r)




Competition

     The pharmaceutical industry is highly competitive. We compete primarily in the dermatology and gastroenterology product arenas, and to a lesser extent in respiratory and nutritional supplements. In dermatology, we estimate that currently the market share for Carmol(r) 40 is 6%. In gastroenterology, we estimate that currently the market share for Pamine(r) is 7%. Pamine(r) is a long-acting tablet which is indicated as part of therapy for the treatment of peptic ulcers. In particular, Pamine(r) relieves pain associated with bloating, diarrhea, and cramps. Pamine(r) competes in a $70 million market, which includes the products Robinul(r), Bentyl(r), and others.

     Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include American Home Products, Schering-Plough, Bristol-Myers, Elan Corporation, Plc, First Horizon Pharmaceuticals, Galderma, Dermik Labs, King Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, ICN Pharmaceuticals, Warner-Lambert, GlaxoSmithKline, Pharmacia, Pfizer and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability than us to undertake more extensive research and development, marketing and pricing policy programs.

     In addition to our facing competition from existing products, it is also possible that our competitors may develop and bring new products to market before us, or may develop new technologies to improve existing products, new products to provide the same benefits as existing products at less cost, or new products to provide benefits superior to those of existing products. These competitors also may develop products which make our current or future products obsolete. Our competitors may also make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

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

Government Regulation

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency, as well as by foreign governments in countries where we distribute some of our products.

     Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies such as the Veteran's Administration or the Department of Defense. These enforcement actions would detract from management's ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

     All manufacturers, marketers, and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs must be the subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA's regulatory discretion and/or enforcement policies. Any change in the FDA's enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

     The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug's safety or efficacy. All drugs must be manufactured in conformity with current agency regulations, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

     Although we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, our marketing is subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed. In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers.

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

     Specifically, our DECONAMINE(r) product line, which currently has prescription status, falls under these monographs. Once a final monograph is issued by the FDA with respect to a product, the product historically can remain as a prescription product for up to one additional year. We anticipate that final monographs for our DECONAMINE(r) product line, thereby converting the product line from prescription status to over-the-counter status, may possibly be issued by the FDA at some time in the future. We currently intend to continue to market and distribute the DECONAMINE(r) line of products as prescription products as long as we may lawfully continue to do so. We are presently exploring our marketing and distribution strategy relating to the DECONAMINE(r) product line after final monographs covering these products are issued, and, as such, it is not currently possible to predict how our operations and financial condition will be affected, or whether we will have resources sufficient to aggressively market the DECONAMINE(r) line of products, if, and when, this product line is converted from prescription status to over-the-counter status.

     Further, we are required to file an Abbreviated New Drug Application, an ANDA, with the FDA for our DECONAMINE(r) SR product, which is expected to maintain the prescription status of this product beyond the final monograph. The cost of this application is approximately $900,000. We previously entered into an agreement with Phoenix International to perform clinical studies required for the issuance of the ANDA. As of the date of this 10-KSB, we have paid approximately $350,000 with respect to this project. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA.

     We currently are the registered holders of one New Drug Application for PAMINE(r) and two ANDAs for TYZINE(r) and CARMOL(r) HC. These applications, approved by the FDA, permit companies to market products either considered by the FDA to be new drugs or drugs previously approved by the FDA.


Managed Care Organizations

     Our operating results and business success depend in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations. A majority of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to it and the pharmacy benefit managers that serve many of these organizations are important to our business. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins, and our overall business and financial condition could be negatively affected.

     Moreover, some of our products are not of a type generally eligible for reimbursement, primarily due to either the product's market share being too low to be considered, cheaper generics being available, or because the product is considered over-the-counter. It is also possible that products manufactured by others could have the same effects as our products and be subject to reimbursement. If this were the case, some of our products might be unable to compete on a price basis.


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

Human Resources

     As of March 1, 2001, we employed 82 full and 42 part-time associates. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe that our relationship with our associates is good. None of our associates are subject to a collective bargaining agreement.


Scientific Advisors

     We have formed a group of scientific advisors having extensive experience in the areas in which we market our products to advise us in long-range planning and product development. The following sets forth information with respect to the our Scientific Advisors:

     Boni E. Elewski, M.D., is Director of Clinical Research for the Department of Dermatology at the University of Alabama at Birmingham. Dr. Elewski was awarded a B.A. from Miami University and received her M.D. from Ohio State University College of Medicine. Dr. Elewski serves as Vice President of the American Academy of Dermatology, the largest and most influential dermatologic association. Dr. Elewski is currently a professor of Dermatology at the University of Alabama at Birmingham. She has authored more than 130 publications and is a member of the editorial board of the Journal of the American Academy of Dermatology.

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

     Stephen M. Gross, Ed.D, is Dean of the Arnold and Marie Schwartz College of Pharmacy & Health Sciences, and of the School of Health Professions, Long Island
University.   Dr. Gross was awarded a B.S. degree in pharmacy in 1960, and earned his M.A. and Ed.D. degrees in college and university administration in 1969 and 1975, respectively, from Columbia University. Dr. Gross' expertise is in the area of pharmacy administration, where he has authored numerous articles on a variety of subjects, including cost-effectiveness of drug therapy, pharmaceutical advertising, and other educational and pharmacy practice topics. Dr. Gross is also a member of the New York State Board of Pharmacy.

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

     James J. Leyden, M.D., is a board certified dermatologist currently on the staff of the Department of Dermatology in the Hospital of the University of Pennsylvania. Dr. Leyden received his B.A. from Saint Joseph's College and his M.D. from The University of Pennsylvania School of Medicine. Dr. Leyden has authored more than 300 publications and served as an editor for publications such as the Journal of the American Academy of Dermatology and The Journal of Microbial Ecology in Health and Disease and has held the position of Editor-in-Chief of Cutaneous Aging and Cosmetic Dermatology. Dr. Leyden is a member of the American Academy of Dermatology, the Society of Investigative Dermatology and the Society of Pediatric Dermatology.

     Richard H. Mann, D.P.M., is a doctor of podiatric medicine, board-certified in foot and ankle surgery, microscopic laser surgery of the foot and is a Fellow of the Academy of Ambulatory Foot Surgeons and American College of Foot Surgeons. Dr. Mann received his B.A. from Queens College of the City University of New York and his D.P.M. from the New York College of Podiatric Medicine. Dr.Mann has developed several new pharmaceutical products in a wide variety of medical areas.

     Bryan Craig Markinson, D.P.M., is Chief of Podiatric Medicine and Surgery and Assistant Clinical Professor of Orthopedics and Pathology at Mount Sinai School of Medicine. Dr. Markinson also is an adjunct professor, Division of Medical Sciences, for the New York College of Podiatric Medicine. Dr. Markinson was awarded a B.S. from Long Island University and a D.P.M. from the New York College of Podiatric Medicine. Dr. Markinson has served on the staffs of Metropolitan Hospital, New York Methodist Hospital, New York Community
Hospital of Brooklyn and Foot Clinics of New York. He is a member of the American Podiatric Medical Association, the New York State Podiatric Medical Association and a Fellow of the American Society of Podiatric Dermatology.

     David Parsons, M.D. is a board certified ear, nose and throat surgeon, and a Fellow of the American College of Surgeons. He is a recognized international authority on paranasal sinus disease and has written an authoritative textbook on sinus care. Dr. Parsons enjoyed a 26-year Air Force career, which included serving as the Consultant to the Surgeon General for Head & Neck Surgery, Vice Chairman of the Department of Otolaryngology, Wilford Hall USAF Medical Center, and Clinical Professor of Otolaryngology/Head & Neck Surgery at the University of Texas-San Antonio and at the University of Colorado. Most recently, he was Professor of Surgery and Pediatrics at the University of Missouri-Columbia.
Dr. Parsons received his M.D. degree from the University of Texas-Houston, and is now in private practice of Otolaryngology.

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


Factors That May Affect Future Results

Failure to maintain Carmol(r) as a significant portion of revenue could reduce our profitability.

     Our lead product line is the Carmol(r) family of products for the treatment of a variety of dermatological conditions. Carmol(r) 40, the lead product in the group, is a potent tissue softener for the treatment of skin conditions associated with the thickening and hardening of the skin. The Carmol(r) product line predominantly competes in the $150 million mild-to-moderate skin-softening product class, which includes the products Lac-Hydrin(r), Eucerin(r), Amlactin(r), Aquaphor(r), and others.

     For the fiscal years ended December 31, 2001, 2000 and 1999, sales of our Carmol(r) product line accounted for approximately 45%, 41%, and 22% respectively, of our net sales. Thus, we depend on our ability to market and sell the Carmol(r) product line. The concentration of our net sales in a single product line makes us particularly dependent on that line. If demand for the Carmol(r) product line or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease. Some contributing factors that may reduce the demand for Carmol(r) include increased competition from existing products, introduction of a new product with competitive advantages, and the inability to protect our patent, and government intervention.

Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

     We do not own or operate any manufacturing or production facilities. Rather, approximately 20 independent companies manufacture and supply all of our products. Many of these companies also manufacture and supply products for some of our competitors. We also do not have licensing or other supply agreements with many of these manufacturers or suppliers for our products and therefore, many of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time we have experienced some minor delays in shipments from some of our vendors due to production - management problems, which were subsequently shipped without a material impact on our profitability. Although we believe we can obtain replacement manufacturing arrangements, the absence of such agreements with our present suppliers may interrupt our ability to sell our products and seriously affect our present and future sales. Currently, all of the Carmol(r) product lines, except Carmol(r) HC, are contract - manufactured by Groupe Parima, Inc. Any delays in manufacturing or shipping products by Groupe
Parima may affect our product supply and ultimately have a negative impact on our sales and profitability.


We face significant competition within our industry.

     The pharmaceutical industry is highly competitive. We compete primarily in the dermatology and gastroenterology product arenas, and to a lesser extent in respiratory and nutritional supplements. In dermatology, we estimate that currently the market share for Carmol(r) 40 is 6%. In gastroenterology, we estimate that currently the market share for Pamine(r) is 7%. Pamine(r) is indicated as part of therapy for the treatment of peptic ulcers. In particular, Pamine(r) relieves pain associated with bloating, diarrhea, and cramps. Pamine(r) competes in a $70 million market, which includes the products Robinul(r), Bentyl(r), and others.

     Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include American Home Products, Schering-Plough, Bristol-Myers, Elan Corporation, Plc, First Horizon Pharmaceuticals, Galderma, Dermik Labs,
King Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, ICN Pharmaceuticals, Warner-Lambert, GlaxoSmithKline, Pharmacia, Pfizer and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability than us to undertake more extensive research and development, marketing and pricing policy programs.

     In addition to our facing competition from existing products, it is also possible that our competitors may develop and bring new products to market before us, or may develop new technologies to improve existing products, new products to provide the same benefits as existing products at less cost, or new products to provide benefits superior to those of existing products. These competitors also may develop products which make our current or future products obsolete. Our competitors may also make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.


If we cannot purchase or integrate new companies or products, our business may suffer.

     Our principal strategy is to continue to expand our business by acquiring companies and new products, as well as product line extensions, new product development, and increased marketing and distribution activities. We seek products and companies that we believe can be profitable under our management and which are not subject to adverse Food and Drug Administration rulings. There are several factors, which could limit or restrict our ability to implement this acquisition strategy:

     * We may not have the financing to acquire an available product, in part because LaSalle Business Credit, Inc. has a security interest on all of our assets;

     * We may not be able to achieve our targeted profit margins with certain products available for acquisition;

     * Because we must be able to maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees, we may not manage our acquisitions effectively;

     *  We may not be able to retain or hire the necessary qualified employees.

     Sales of newly acquired products may not be profitable and we may not achieve anticipated sales levels for such products. Moreover, while we anticipate making future acquisitions in accordance with our strategic plan, we might be unable to consummate any future acquisitions or we may not be able to achieve the same rates of return and historical sales levels of any acquired product. Our failure to do so could have a negative effect on the growth of our sales and profitability, and on our operations.

     To implement our expansion strategy, we will need to finance new product acquisitions from either:

     *  The acquisition loan from LaSalle;

     *  Existing working capital, positive cash flow from operations;

     *  New borrowings;

     *  Issuance of equity securities;

     *  Or by some combination thereof.

     Although we are not currently prohibited from other borrowings of money, our loan agreement with LaSalle restricts our ability to grant liens upon, and security interests in, our assets. LaSalle's security interest could limit our ability to secure new asset-based borrowings if necessary. Accordingly, we may not be able to borrow, on commercially reasonable terms or otherwise, any additional funds necessary to finance further acquisitions or support operations.

Our continued growth depends upon our ability to develop new products.

     We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require commitments of personnel and financial resources. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

     We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products we research or develop may never be successfully released to the market.
If we fail to take a product or technology to market on a timely basis, we may incur significant expenses without a near-term financial return.

     We may in the future, supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant up-front payments to fund the project. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If we are unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or we may abandon certain projects.


We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic substitutes.

     Although most of our revenue is generated by products not subject to competition from generic products, there is no proprietary protection for most of our branded pharmaceutical products, and generic substitutes for most of these products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes. Increased competition from the sale of generic pharmaceutical products may cause a decrease in revenue from our branded products, which could have an adverse effect on our business, financial condition and results of operations, which would likely negatively affect the market price of our stock. In addition, our branded products for which there is no generic form available may face competition from different therapeutic agents used for the same indications for which our branded products are used.


We depend on our trademarks, patents, and proprietary rights, and our ability to compete could be limited if they are infringed upon or if we fail to enforce them.

     The protection of our trademarks and service marks is an important factor in product recognition, maintaining goodwill and in maintaining or increasing market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, those marks could be lost or impaired.

     We are pursuing several U.S. patent applications covering new and existing dermatology products, and also have acquired rights under certain patents and patent applications from certain of our consultants and officers, including patents issued or applied covering Carmol(r)40, LidaMantle(r), LidaMantle(r)HC, AcidMantle(r), and ENTSOL(r). The ownership of a patent or an interest in a patent does not always provide significant protection and the patents and applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of management's time, which would detract from the time available to be spent maintaining and developing our business. We also rely upon unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our principal products. We require all of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking or using our proprietary information and technology elsewhere. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.


We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.

     We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate.
As a result, the products and technologies we currently market, and those we may market in the future may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights.

     We also have acquired rights under our Lubrin(r) patent and several patents issued or applied covering Carmol(r)40, LidaMantle(r), LidaMantle(r)HC, AcidMantle(r) and ENTSOL(r). These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

Although we believe that our product lines do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and if asserted, an infringement claim might not be successfully defended. The costs of responding to infringement claims could be substantial and could require a substantial commitment of management's time and resources.


Failure to comply with government regulations could affect our ability to operate our business.

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency, as well as by foreign governments in countries where we distribute some of our products.

     Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies such as the Veteran's Administration or the Department of Defense. These enforcement actions would detract from management's ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact

     All manufacturers, marketers, and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs must be the subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA's regulatory discretion and/or enforcement policies. Any change in the FDA's enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

     	The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug's safety or efficacy. All drugs must be manufactured in conformity with current agency regulations, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

     Although we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, our marketing is subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed. In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers.


Because we rely on a limited number of wholesalers for the majority of our sales, any further consolidation among wholesalers could require us to reduce our pricing.

     The pharmaceutical distribution industry has recently experienced a significant consolidation among wholesalers and chain stores. As a consequence, there are fewer channels for wholesale and retail pharmaceutical distribution than were historically available. Thus, we depend on fewer distributors for our products and we are less able to negotiate price terms with distributors. Although we believe that this consolidation among distributors will ultimately reduce our distribution costs, our inability to aggressively negotiate price terms with them over the long term, could inhibit our efforts to achieve targeted profit margins or sales levels. Notwithstanding our ability to by-pass the wholesale distribution network by distributing our products to end-users directly, the continued or future consolidation among pharmaceutical distributors could limit our ability to compete effectively.

     Our five largest customers, who are wholesalers, accounted for an aggregate of approximately 92% and 88% of accounts receivable at December 31, 2001 and 2000, respectively. On December 31, 2001, Quality King, Inc. owed approximately $3,090,000 to the Company or 56% of accounts receivable. The following table presents a summary of sales to significant customers, who are also wholesalers, as a percentage of the Company's total gross sales:

                     Customer                      2001         2000
                     --------                      ----         ----
             Cardinal Health, Inc.                  20%          27%
             AmerisourceBergen Corporation          12%          23%
             Quality King, Inc.                     40%          18%
             McKesson HBOC, Inc.                    11%          11%


If we become subject to a product liability claim, we may not have adequate insurance coverage.

     Pharmaceutical and health related products, such as those we market, may carry certain health risks. Consequently, consumers may bring product liability claims against us. We maintain a product liability insurance policy providing direct coverage in the aggregate amount of $5,000,000 and our manufacturers' policies also insure us. Our present insurance may not be adequate in the event of an adverse judgment against us. If insurance does not fully fund any product liability claim, or if we are unable to recover damages from the manufacturer of a product that may have caused such injury, we must pay such claims from our own funds. Any such payment could have a detrimental effect on our financial condition. In addition, we may not be able to maintain our liability insurance at reasonable premium rates, if at all.


Changes in the reimbursement policies of managed care organizations and other third-party payors may reduce our gross margins.

     Our operating results and business success depend in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations. A majority of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to it and the pharmacy benefit managers that serve many of these organizations has become important to our business. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis.
If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins, and our overall business and financial condition could be negatively affected.

     Moreover, some of our products are not of a type generally eligible for reimbursement, primarily due to either the product's market share being too low to be considered, cheaper generics being available, or because the product is considered over-the-counter. It is also possible that products manufactured by others could have the same effects as our products and be subject to reimbursement. If this were the case, some of our products might be unable to compete on a price basis.


Our business and growth strategy may cause fluctuating operating results, which could negatively affect the price of our stock.

     Our primary strategy for growth is to acquire or license new product lines that we believe require intensive marketing and promotional attention. Our growth strategy also includes developing and introducing new products through modest research and development of existing chemical entities. Our operating results could be negatively affected if the cost of developing, acquiring or licensing new product lines is more than we currently anticipate or if unforeseen delays occur between the time we spend money to acquire new product lines or businesses, and the time we begin to generate revenues from those products or businesses.

     A large portion of our business strategy involves intensively marketing newly-acquired or newly-licensed product lines by promoting our products through journal advertising, direct mailings of promotional materials to physicians, field force personnel, telemarketing personnel, and sample distribution.
Changes in the amount we spend on such marketing could cause our operating results to fluctuate, thereby negatively affecting the price of our stock.

     Unanticipated changes in treatment practices of physicians who currently prescribe our products, or changes in the reimbursement policies of health plans and other health insurers, could have an impact on our operating results and require us to revise our business strategy.


We could experience a significant loss in revenues if we fail to maintain sufficient inventory during our peak selling periods.

     We typically experience greater revenues, up to 50%, and correspondingly, greater income during the last month of each fiscal quarter. We try to match our expenditures for inventory with these historical fluctuations in demand. However, if these demand patterns change or we experience even a small delay in delivery of inventory, revenue could be deferred or even lost if products are unavailable to meet peak demand. A deferral of revenue to a later period, or the loss of revenue completely, could cause significant period-to-period fluctuations in our operating results, as a significant portion of our approximately $4.2 million of operating expenses are fixed in the short term. These fluctuations could result in our not meeting earnings expectations, or could result in operating losses for a particular period.


We are subject to chargebacks and rebates when our products are resold to governmental agencies and managed care buying groups which may reduce our future profit margins.

     Chargebacks and rebates are the difference between the prices at which we sell our products to wholesalers and the sales price the end-users, such as governmental agencies and managed care buying groups, ultimately pay pursuant to fixed price contracts. We record an estimate of the amount either to be charged back to us or rebated to the end-users at the time of sale to the wholesaler. Over recent years, the pharmaceutical industry in general has accepted the managed care system of chargebacks and rebates. Managed care organizations increasingly began using these chargebacks and rebates as a method to reduce overall costs in drug procurement. Levels of chargebacks and rebates have increased momentum and caused a greater need for more sophisticated tracking and data gathering to confirm sales at contract prices to end-users with respect to related sales to wholesalers. We have implemented procedures, systems and policies which we believe more closely monitor the managed care and government sales areas of our business. We record an accrual for chargebacks and rebates based upon factors including current contract prices, historical chargeback rates and actual chargebacks claimed. The amount of actual chargebacks claimed could, however, be higher than the amounts we accrue, and could reduce our profit margins.


The loss of our key personnel could limit our ability to operate our business successfully.

     We are highly dependent on the principal members of our management staff, the loss of whose services we feel would impede the achievement of our acquisition and development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, operational, scientific and development personnel, we may not be able to attract and retain key personnel on acceptable terms. Many of our key personnel, including Daniel Glassman, President, Chief Executive Officer and Chairman, would be difficult to replace. The loss of our personnel's services could delay the development of contracts and products, especially in light of our recent growth. We do not maintain key-person life insurance on any of our employees. In addition, we do not have employment agreements with any of our key employees.


Item 2. Properties

     We lease 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on February 1, 2003 with Daniel Glassman,
Chairman and President, and his spouse Iris Glassman, Treasurer.   Rent expense,
including our proportionate share of real estate taxes, was approximately $223,000 and $225,000 in 2001 and 2000, respectively.

     During 2001 and 2000, we rented 760 square feet of office space in Chicago, Illinois at cost of $18,000 per annum.

     The lease on the Fairfield, New Jersey 6,000 square foot warehouse, is for a period from February 1, 1999 to January 31, 2001, with an option to renew and also includes payments for utilities and common area maintenance. On March 21, 2001, we renewed the lease for a term expiring on February 28, 2003. Rent expense was approximately $52,000 and $50,000 for the years ended December 31, 2001 and 2000, respectively.

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


Item 4. Submission of Matters to a Vote of Security Holders

     No issues were submitted to a vote of the security holders during the fourth quarter of 2001.


Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of our common stock are traded on The Nasdaq Stock MarketTM under the trading symbol "BPRX". Our Class B common stock is not publicly traded.

     The following table sets forth the high and low sales prices for shares of our common stock on The Nasdaq Stock MarketTM for the periods indicated.



                                         High Sale           Low Sale
                                         ---------           --------
Fiscal year ended December 31, 2001
     First quarter                        $ 2.50              $ 1.31
     Second quarter                         5.99                2.06
     Third quarter                         10.77                5.10
     Fourth quarter                        23.25                7.31




Fiscal year ended December 31, 2000
     First quarter                        $ 4.31              $ 1.06
     Second quarter                         2.50                0.97
     Third quarter                          1.50                1.13
     Fourth quarter                         2.00                1.00


     On March 15, 2002 the last sale price for our shares of common stock as reported by the Nasdaq National Market was $13.49 per share. At March 15, 2002, there were approximately 230 registered holders of record of shares of common stock. Based on information available, we believe that there are approximately 2,900 beneficial holders of shares of common stock held in "street" or other nominee name at such date.

     We have not paid any dividends on our common stock since organization in January 1985. We anticipate in the foreseeable future, any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

     We have authorized an aggregate of 900,000 shares of Class B common stock, $.01 par value per share, of which 429,752 shares were issued and outstanding at March 15, 2002. The Class B common stock is not publicly traded. The rights, preferences and limitations of common stock and Class B common stock are equal and identical in all respects, except that the holders of the Class B common stock are entitled to elect a majority of our directors and each share of common stock entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Corporation for a vote, and each share of Class B common stock entitles the holder thereof to five votes upon certain matters (other than the election of directors) submitted to the stockholders of the Corporation for a vote.

     At March 15, 2002, there were outstanding 10,005,164 shares of common stock.



Item 6.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations

     The following discussions should be read in conjunction with the financial statements and notes thereto included elsewhere this Form 10-KSB. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

Forward-Looking Statements

     This document may contain forward-looking statements, which reflect our current views of future events and operations. These forward-looking statements are based on assumptions and external factors, including assumptions relating to regulatory action, capital requirements and competing products. Any changes in such assumptions or external factors could produce significantly different results.

Overview

     We market over-the-counter and prescription pharmaceutical and health related products. Our product lines currently include dermatological brands, marketed by our wholly owned subsidiary, Doak Dermatologics, Inc., and nutritional, respiratory, and internal medicine brands, marketed by our Kenwood Therapeutics division. We are currently actively promoting products in dermatology and gastroenterology and, to a lesser extent, nutritional market. All of our product lines are manufactured and supplied by independent contractors who operate under our quality control standards. Our products are marketed primarily to wholesalers. The wholesalers, in turn, distribute the products to retail outlets and healthcare institutions throughout the United States. We also sell to distributors in selected international markets.

     Our growth strategy is to make acquisitions, including through co-marketing and licensing agreements, of products from major pharmaceutical organizations that we believe require intensified marketing and promotional attention. We have acquired, and intend to acquire, rights to manufacture and market pharmaceutical and health related products which are effective and for which a demonstrated market exists, but which are not actively promoted and where the surrounding competitive environment does not necessarily include major pharmaceutical companies. In addition to acquisitions, our growth strategy is to introduce new products through modest research and development of existing chemical entities.

Results of Operations

     Net Sales (net of all adjustments to sales) for 2001 was $25,703,000, representing an increase of $7,146,000, or approximately 39%, from 2000. This increase primarily reflects gains resulting from Kenwood's PAMINE(r) of $2,845,000 and Doak products of CARMOL(r)40 of $3,006,000, LIDAMANTLE(r) of $460,000 and new product sales from LIDAMANTLE(r) HC of $389,000 and CARMOL(r)40 Lotion of $1,336,000. The increase was partially offset by a decline in DECONAMINE(r) of $507,000 and BRONTEX(r) of $186,000. The increase in same product sales of CARMOL(r) 40, PAMINE(r) and LIDAMANTLE(r) was primarily due to greater promotional attention, increased sales force, the offering of slight discounts to wholesalers to encourage stocking and the utilization of market research data to ensure product messages are received by the most potentially productive audiences. Due to the offering of slight discounts to wholesalers and increased demand for our products, we shipped during December 2001, $3,090,000 to a major customer. The sales decline of DECONAMINE(r) and BRONTEX(r) was primarily attributable to an increase in therapeutic/ generic substitution, formulary restrictions, reduction in promotion, and the launch of new competitive products.

     Cost of Sales for 2001 was $4,168,000, representing a decrease from 2000 of $104,000. Our gross profit percentage for 2001 was 84% as compared to 77% during 2000. The improvement in the gross profit margin reflects a change in our sales mix with greater sales of prescription products that historically carry a higher gross profit percentage. The change in the sales mix represented an increase in prescription products of CARMOL(r) 40, PAMINE(r) and LIDAMANTLE(r). In addition, we benefited from cost savings due to outsourcing to more cost efficient vendors.

     Selling, General and Administrative Expenses for 2001 was $15,473,000, representing an increase of $3,826,000 over 2000. The increase in selling, general and administrative expenses reflect increased investment in our sales and marketing areas, with resulting increases in promotional and advertising expenses of $1,398,000 in order to implement the Company's strategy of niche marketing CARMOL(r) 40, GLUTOFAC(r)-ZX and PAMINE(r) and an increase in variable compensation from the EVA(r) Financial Management System of $498,000. In addition, the Company increased non-cash equity based compensation charges relating to consulting services during 2001 of approximately $317,000.

     Depreciation and Amortization Expenses for 2001 was $1,169,000, representing an increase of $214,000 as compared to 2000. The increase in depreciation and amortization expense was primarily due to equipment purchases, specifically to upgrade and install a computer network and a decrease in the remaining useful life of the BRONTEX(r) trademark.

     Interest Income, Net for 2001 was $74,000, representing an improvement of $322,000 from 2000's interest expense of $248,000. The improvement was principally due to a decrease in borrowings from the revolving asset-based credit facility, decrease in the acquisition note and an increase in interest income from short-term investments due to the Company's investing excess cash.

     Loss Due to Impairment of Asset for 2000 was $3,897,000. We recorded an impairment loss relating to the DECONAMINE(r) trademark. As a result of our strategic review process of our product lines and related intangible assets, we determined that an event or circumstance occurred. We changed our future sales forecast for the product during April 2000 after it became apparent that significant marketing attention during the Fourth Quarter 1999 had minimal impact on the product's sales. Consequently, the fair value of the DECONAMINE(r) trademark was calculated on the basis of discounted estimated future cash flows and resulted in a non-cash charge of $3,897,000. This charge, which has been recorded in the consolidated statement of income, had no impact on the Company's cash flow. No impairment loss was recorded for 2001.

     Loss on Investment for 2001 was $700,000. We recorded a $700,000 pre-tax charge related to an impairment of an investment resulting from a subsequent bank failure. A portion of our $1 million certificate of deposit invested is unlikely to be collected. The revised carrying amount of $300,000 is comprised of (i) $100,000 representing the amount we already collected on the certificate of deposit and (ii) $200,000 representing the estimated amount realizable on the certificate of deposit based upon information we obtained from the FDIC.
No investment loss was recorded for 2000.

     Income Tax Expense for 2001 was $654,000, in comparison to an income tax benefit of $398,000 for 2000 or an increase in income tax expense of $1,052,000. The increase was principally due an increase in pre-tax income during in fiscal 2001. During fiscal 2001 and 2000, we benefited from a reduction of the valuation allowance against our deferred tax assets of $1,043,000.

     Net Income for 2001 was $3,612,000 as compared to a net loss of $2,063,000 in 2000, representing an increase of $5,675,000. The increase was principally due an increase in net sales, an increase in gross profit percentage, an increase in interest revenue and a recording of a loss due to impairment of asset of $3,897,000 in 2000, which was partially offset by an increase selling, general, and administrative expenses, an increase in depreciation and amortization and the recording of a loss on investment.

     Net income for Kenwood Therapeutics for 2001 was $1,455,000, representing an increase of $5,485,000 from 2000's net loss of $4,030,000. The increase was principally due to an increase in net sales of $2,513,000 and the recording of loss due to impairment of asset in 2000, which was partially offset by the recording of the loss on investment. The product PAMINE(r) primarily contributed to the increase in net sales, which was partially offset by a decrease in DECONAMINE(r) and BRONTEX(r).

     Net income for Doak Dermatologics for 2001 was $2,157,000, representing an increase of $190,000 from 2000. The increase was principally due to an increase in net sales of $4,633,000 and an increase in the gross profit percentage from 82% to 86%. The same product sales of CARMOL(r) 40 and LIDAMANTLE(r) and new product sales of LIDAMANTLE(r) HC and CARMOL(r)40 Lotion primarily contributed to the increase in net sales and gross profit percentage.


Liquidity and Capital Resources

     Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions. We have historically met these cash requirements through cash from operations, proceeds from our line of credit, borrowings for product acquisitions and the issuance of common stock.
On December 31, 2001, we had working capital of $19,310,000, an increase of $15,898,000 over the December 31, 2000 working capital of $3,412,000. The increase in our working capital position at December 31, 2001 was primarily due to an increase in cash, short-term investments, and deferred tax assets and a reduction in current maturities of long-term debt and the revolving credit line, which was partially offset due to increases in accrued expenses and income taxes payable.

     Our cash and cash equivalents were $10,337,000 and $453,000 at December 31, 2001 and 2000, respectively. Cash provided by operating activities for the year ended December 31, 2001 was $7,654,000. The sources of cash primarily resulted from (i) net income of $3,612,000 plus non-cash charges for depreciation and amortization of $1,169,000, tax benefit for exercise of non-qualified stock options and warrants of $404,000, loss on investment of $700,000, and compensation for consulting services of $335,000; (ii) an increase in deferred income taxes of $1,326,000; (iii) an increase in allowance for doubtful accounts of $20,000; (iv) a decrease in the inventory provision of $184,000; (v) a decrease in accounts receivable of $2,197,000, primarily due to increased cash collections; (vi) a decrease in inventory and prepaid samples and materials of $157,000; (vii) a decrease in prepaid expenses and other of $39,000; (viii) a decrease in accounts payable of $171,000; (ix) an increase in accrued expenses of $462,000 primarily due to an increase in accrued employee compensation; and
(x) an increase in income tax payable of $240,000. Cash provided by operating activities for the year ended December 31, 2000 was $1,962,000. This source of net cash was primarily the result of non-cash charges of a loss due to impairment of asset and depreciation and amortization, an increase in the inventory provision, a decrease in inventory and prepaid materials and an increase in accrued expenses, which was partially offset by a net loss, an increase in deferred income taxes, an increase in accounts receivable, a decrease in accounts payable, and a decrease in income taxes payable.

     Cash used in investing activities for the year ended December 31, 2001 and 2000 was $8,003,000 and $72,000, respectively. The investment in 2001 was primarily for the purchase of short-term investments of $7,717,000 and property and equipment of $276,000. The investment in 2000 consisted primarily of a purchase property and equipment.

     Cash provided by financing activities for the year ended December 31, 2001 was $10,233,000. Cash used in financing activities for the year ended December 31, 2000 was $1,823,000. The financing activities for 2001 consisted of (i) a payment of long-term debt of $1,104,000; (ii) net repayments of the revolving credit line of $578,000; (iii) proceeds from private placement of $10,862,000;
(iv) proceeds from exercise of stock options and warrants of $1,086,000;
(v) proceeds from a warrant offering of $150,000; (vi) purchase of treasury stock of $245,000; and (vii) distributions of treasury stock of $62,000 due to funding the 401(k) Plan contributions. The financing activities for 2000 consisted primarily of (i) a payment of long-term debt of $1,504,000;
(ii) proceeds from the acquisition note with LaSalle Business Credit, Inc. of $1,161,000; (iii) net repayments of the revolving credit line of $1,543,000;
(iv) purchases of treasury stock of $32,000; and (v) distributions of treasury stock of $92,000 due to funding the 401(k) Plan contributions.

     The Company has a loan agreement with LaSalle Business Credit, Inc. that is comprised of a $3.5 million revolving asset-based credit facility and a $1.5 million acquisition note for future product acquisitions.

     We had no borrowings issued under the revolving asset-based line of credit and the acquisition note at December 31, 2001 with a remaining availability pursuant to a borrowing base of $3,500,000 from the revolving line of credit and $411,000 from the acquisition note.

     On March 8, 2001, we entered into a lease purchase agreement with General Electric Capital Business Asset Funding Corporation that is comprised of a $300,000 credit facility for equipment purchases, specifically to upgrade and install a computer network. At the conclusion of the interim period (the period the we purchase the equipment), this lease purchase agreement has a term of 3 years. During the interim period, the we were subject to interest in an amount determined by applying the interim rate, which is the prime rate of interest announced from time to time by Chase Manhattan Bank plus one percent, to the total then outstanding balance. During the basic term (the period subsequent to the interim period), beginning on July 1, 2001, we are subject to interest in an amount determined by applying the periodic rate of 10% to the total cost.

     On June 28, 2001, the credit facility was amended by increasing the funding commitment to $380,225.

     On October 30, 2001, we completed a private placement of 1,511,000 unregistered shares of common stock at $7.73 per share. The offering price was based upon the preceding twenty-day bid closing price prior to October 30th, less 15%. In addition, the advisors of the private placement were issued 100,000 warrants with an exercise price of $8.50. The net proceeds from the offering was approximately $10.9 million after deducting estimated offering expenses. Proceeds from the offering, will be used for general corporate purposes.

     We believe that our cash and cash equivalents and cash generated from operations and the private placement will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make or anticipate significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.


Critical Accounting Policies

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Our estimate for chargebacks, rebates and returns, the determination of useful lives of intangibles, and realization of deferred tax assets represent particularly sensitive estimates.

     Revenues from product sales are recognized upon shipment to customers and are shown net of sales adjustments for discounts, rebates to customers, returns, and chargebacks, which are provided in the same period that the related sales are recorded.

     Chargebacks and rebates are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. We record an estimate of the amount either to be charged back to us, or rebated to the end user, at the time of sale to the wholesaler. We have recorded a reserve for chargebacks, including estimated returns, of $2,165,000 and $2,217,000 for the years ended December 31, 2001 and 2000, based upon factors including current contract prices, historical chargeback rates and actual chargebacks claimed. We recorded a rebate liability of $559,000 and $105,000 and a rebate payable of $200,000 and $267,000 for the years ended December 31, 2001 and 2000, respectively. The amount of actual chargebacks and rebates claimed could differ (either higher or lower) in the near term from the amounts we accrued.


     We follow Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the recoverability of the asset. We compare cash flows, on an undiscounted basis, expected to be generated from the related assets to the carrying amounts to determine whether an impairment has occurred. If the estimated cash flows expected to be generated change in the future, we may be required to record impairment charges that were not previously recorded for these assets.

     During 2000, we recorded an impairment loss relating to the DECONAMINE(r) trademark. As a result of our strategic review process of its product lines and related intangible assets, we determined that an event occurred.
We changed future sales forecast for the product during April 2000 after it became apparent that significant marketing attention during the Fourth Quarter 1999 had minimal impact on the product's sales. Consequently, the fair value of the DECONAMINE(r) trademark was calculated on the basis of discounted estimatedfuture cash flows and resulted in a noncash charge of $3,897,000. This charge, which has been recorded in the consolidated statement of operations, had no impact on our cash flow. No impairment loss for long-lived assets was recorded for 2001.

     Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. During the Fourth Quarter 2001, we determined that no deferred tax asset valuation allowance is necessary. We believe that our projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. During the Fourth Quarter 2000, we determined that a 50% valuation allowance on our deferred tax assets was needed. If the projection of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

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


Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired
between July 1, 2001 and the effective date of SFAS 142.   Major provisions
of these Statements and their effective dates are as follows:

* All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

* Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

* Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

* Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

* All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     We continued to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $119,000 and $29,750 will no longer be recognized.
By June 30, 2002 the Company will have completed a transitional fair value based
impairment test of goodwill as of January 1, 2002.   Impairment losses, if any,
resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle. We are currently evaluating the impact of the statement.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining many of the requirements of such statement. We are currently evaluating the impact of the statement.

Market Risk

     Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of ENTSOL(r) Spray are made in Euros. We expect to make purchases several times per year. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies. In addition, foreign currency fluctuations can have an adverse affect upon exports, even though we recognize sales to international distributors in U.S. dollars. Foreign currency fluctuations can directly affect the marketability of our products in international markets.

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

     Stock prices of emerging growth pharmaceutical and micro-cap companies such as ours fluctuate significantly. In particular, our stock price during the year 2001 has fluctuated from a low of $1.313 to a high of $23.25. A variety of factors that could cause the price of our common stock to fluctuate, perhaps substantially, include:

     *  announcements of developments related to our business;

     *  quarterly fluctuations in our actual or anticipated operating results;

     *  general conditions in the pharmaceutical and health care industries;

     *  new products or product enhancements by us or our competitors;

     * developments in patents or other intellectual property rights and litigation; and

     *  developments in our relationships with our customers and suppliers.

     We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. If our revenues, if any, in any particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our operating results to suffer further. If our operating results in any future period fall below the expectations of securities analysts or investors, our stock price may fall by a significant amount.

     In addition, in recent years there have been extreme fluctuations in the stock market in general and the market for shares for small capitalization and emerging growth pharmaceutical companies in particular. These fluctuations were sometimes unrelated to the operating performance of the affected companies. Any such fluctuations in the future could reduce the market price of our common stock. We do not know whether the market price of our common stock will decline or not.


Item 7.  Financial Statements and Supplementary Data

     The financial statements required by Item 7 are appended to this Form
10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


Item 9.  Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

                                     Age   Position(s)
                                     ---   -----------
Daniel Glassman                      59    Chairman of the Board, President and
                                           Chief Executive Officer

Iris S. Glassman                     59    Treasurer and Director

Philip W. McGinn, Ed.D.              76    Director

Bruce W. Simpson                     60    Secretary and Director

Alan G. Wolin, Ph.D.                 69    Director



Dileep Bhagwat, Ph.D.                50    Vice President, Chief Scientific
                                           Officer

Robert Corbo                         47    Vice President, Quality Assurance and
                                           Regulatory Affairs

Bradley Glassman                     28    Vice President, Sales and Marketing

Gene L. Goldberg                     63    Sr. Vice President, Marketing and
                                           Business Planning

R. Brent Lenczycki                   30    Vice President, Chief Financial
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

     Philip W. McGinn, Jr., Ed.D. has served as one of our directors since December 1996. Since 1984, Dr. McGinn has also served as President of Worldwide Marketing and Translation Services, Inc., a New Jersey based company providing consulting services in new product and company acquisitions, marketing, market analysis, promotional planning, sales training, management development and business, educational and translation services. Dr. McGinn also served as Associate Dean, School of Health Professions, Long Island University from 1990 to 1996.

     Bruce W. Simpson, has served as our Secretary since June 2000 and one of our directors since January 2000. Mr. Simpson currently heads a private consulting firm, B.W. Simpson & Associates that specializes in marketing and business development in the healthcare industry. Prior to founding his own healthcare consulting firm, from July 1998 to July 1999, Mr. Simpson was President of Genpharm, Inc. and subsequently the President and CEO of Medeva Pharmaceuticals. Previous to those positions, Mr. Simpson served in the capacity of Vice President of Sales & Marketing, and Executive Vice President of Ethical Pharmaceuticals for Fisons Corporation. Mr. Simpson received a M.B.A. from the University of Hartford. He has been affiliated with the American Academy of Allergy and was a Board Member of Menley & James Pharmaceuticals.

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

     Dileep Bhagwat, Ph.D. has served as our Vice President and Chief Scientific Officer since September 1999. Previously, Dr. Bhagwat was employed at Penwest Pharmaceuticals from 1994 to 1999, in various capacities, including Vice President, Scientific Development and Regulatory Affairs. Prior to that appointment, Dr. Bhagwat was Assistant Director of Pharmaceutical Development at Purdue Frederick Research Center. Dr. Bhagwat holds a M.S. and Ph.D. in Industrial Pharmacy from St. John's University and a M.B.A. from Pace University.

     Robert Corbo has served as our Vice President, Quality Assurance and Regulatory Affairs since July 2000, Vice President Quality Assurance since 1997 and as Quality Assurance/Control Director since March 1993. From 1989 to 1993, Mr. Corbo served as Quality Assurance/Control manager for Par Pharmaceuticals, a New York based generic pharmaceutical manufacturer.

     Bradley Glassman has served as our Vice President, Sales and Marketing since July 2001, Vice President, Marketing since April 2000, Director of Corporate Development since May 1998 and as a Corporate Development Analyst since May 1996. In 1996, Mr. Glassman received a Masters of Business Administration from Tulane University.

     Gene L. Goldberg has served as our Senior Vice President, Marketing and Business Planning since January 1997. From 1984 to 1996, Mr. Goldberg held the position of Executive Vice President for Daniel Glassman Advertising. From
1979 to 1984, Mr. Goldberg served as Vice President and Account Supervisor for William Douglas McAdams. Prior to 1979, Mr. Goldberg served as Senior Product Manager for USV Pharmaceutical Corporation, division of Revlon Healthcare Group; Project Director in Market Research at McAdams, Geigy Pharmaceutical Company and Lea-Mendota Research Group.

     R. Brent Lenczycki, CPA, has served as Vice President and Chief Financial Officer since January 2001. Since joining Bradley Pharmaceuticals in 1998, Mr. Lenczycki has held the positions of Manager of Finance and Purchasing, Director of Finance and Vice President, Finance. From 1995 to 1998, Mr. Lenczycki held positions in public accounting at Arthur Andersen LLP in Philadelphia, PA, and as an internal auditor for Harrah's Hotel and Casino in Atlantic City, New Jersey. Mr. Lenczycki holds a Masters of Business Administration from Tulane University.

     Our directors are scheduled to hold office until the next Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified.

Item 10.	Executive Compensation

                         Summary Compensation Table
                         --------------------------


     The following table shows all of our cash compensation paid, as well as certain other compensation paid or accrued during the years ended December 31, 2001, 2000 and 1999, to Daniel Glassman, President and Chief Executive Officer, Dileep Bhagat, Ph.D., Vice President and Chief Scientific Officer, Robert Corbo, Vice President Quality Assurance and Regulatory Affairs, Bradley Glassman, Vice President of Sales and Marketing, Gene L. Goldberg, Senior Vice President of Marketing and Business Planning, and R. Brent Lenczycki, Vice President, Chief Financial Officer. No other of our executive officers earned total annual salary and bonus for 2001 in all capacities in which such person served was in excess of $100,000. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during 2001 to the executive officers named in the following table except as set forth below:


                                                                Long-Term
                                                               Compensation
                                 Annual Compensation              Awards
                                 -------------------              ------

Name and Principal Position    Year    Salary    Bonus   Securities Underlying
---------------------------    ----    ------    -----   ---------------------
                                                               Options(1)
                                                               ----------

Daniel Glassman                2001   $237,900 $209,000        68,833 (2)
President and                  2000   $192,500 $130,900        359,589(3)
Chief Executive Officer        1999   $196,700  $18,400        300,000(4)

Dileep Bhagwat, Ph.D.          2001   $125,300  $50,600          2,630(5)
Vice President and             2000   $115,100  $30,300            -0-
Chief Scientific Officer       1999    $35,000    -0-           12,000(6)

Robert Corbo                   2001    $87,300  $28,310          1,899(7)
Vice President, Quality        2000    $83,000  $21,000            -0-
Assurance and Regulatory       1999    $75,000   $3,000            -0-
Affairs

Bradley Glassman               2001   $121,000  $52,300         64,631(8)
Vice President                 2000    $98,000  $29,540         18,000(9)
Sales and Marketing            1999    $81,700   $3,500            -0-

Gene L. Goldberg               2001   $152,400  $79,900         12,199(10)
Senior Vice President          2000   $149,200  $58,740            -0-
Marketing and Business         1999   $141,200   $8,100            -0-
Planning

R. Brent Lenczycki             2001   $100,200  $42,400         79,417(11)
Vice President                 2000    $84,500  $26,100            -0-
Chief Financial Officer        1999    $76,000   $3,500            -0-


(1)     All of these options are exercisable into shares of common stock.

(2) Of these shares, 25,000 underlie options granted on February 23, 2001. These options are exercisable on the grant date with an exercise price of $2.17 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on February 22, 2006. An additional 12,554 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share. These options will expire on July 8, 2006. The remaining 31,279 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.

(3) Of these shares, 18,000 underlie options granted on September 12, 2000 to replace a like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable after September 12, 2001, 2002, 2003 for 6,000, 6,000 and 6,000 shares, respectively, at an exercise price of $1.41 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on September 11, 2005. The remaining 341,589 shares underlie options granted on December 15,2000 to replace like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable immediately at an exercise price of $1.44 per share, 110% of the fair market value for shares of common stock on the date of grant. These options will expire on December 4, 2005.

(4) Of these shares, 150,000 underlie options granted on January 21, 1999 to replace a like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable after January 21, 1999, 2000, 2001 for 50,000, 50,000 and 50,000 shares, respectively, at an exercise price of $1.44 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on January 20, 2004. The remaining 150,000 shares underlie options granted on October 26, 1999 to replace like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable after October 26, 2000, 2001, 2002 for 50,000, 50,000 and 50,000 shares, respectively, at an exercise price of $1.17 per share, 110% of the fair market value for shares of common stock on the date of grant. These options will expire on October 25, 2004.

(5) Of these shares, 753 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share and will expire on July 8, 2006. The remaining 1,877 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.

(6) These options are exercisable after September 6, 2000, 2001, 2002 for 4,000, 4,000 and 4,000 shares, respectively, at an exercise price of $1.09 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on September 6, 2009.

(7) Of these shares, 544 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share and will expire on July 8, 2006. The remaining 1,355 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.

(8) Of these shares, 60,000 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2002, 2003, 2004 for 20,000, 20,000 and 20,000 shares, respectively, at an exercise price of $7.05 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on July 8, 2011. An additional 1,326 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share. These options will expire on July 8, 2006. The remaining
        3,305 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.

(9) These options are exercisable after December 8, 2001, 2002, 2003 for 6,000, 6,000 and 6,000 shares, respectively, at an exercise price of $1.38 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on December 8, 2010.

(10) Of these shares, 3,494 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share and will expire on July 8, 2006. The remaining 8,705 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.

(11) Of these shares, 15,000 underlie options granted on March 30, 2001. These options are exercisable after March 30, 2002, 2003, 2004 for 5,000, 5,000 and 5,000 shares, respectively, at an exercise price of $2.00 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on March 30, 2011. An additional 60,000 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2002, 2003, 2004 for 20,000, 20,000 and 20,000 shares, respectively, at an exercise price of $7.05 per share, the fair market value for shares of common stock on the date of grant. These options will expire on July 8, 2011. An additional 1,265 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share. These options will expire on July 8, 2006. The remaining
        3,152 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.

                               Option Grants in 2001
                               ---------------------

     The following table sets forth information concerning outstanding options to purchase shares of our common stock granted by us to our Directors and Officers during 2001. Neither options to purchase shares of Class B common stock nor stock appreciation rights were granted by us during 2001. The exercise prices for all options reported below are not less than 100% of the per share market prices for common stock on their dates of grant.


                                Individual Grants
                                -----------------

                                      % of Total
                                       Options
                        Number of      Granted to  Exercise or
                        Underlying     Employees     Base       Expiration
                          Options     in 2001(1)   Price ($/Sh)     Date
Name                      Granted     ----------   ------------     ----
----                      -------
Daniel Glassman            25,000         7.07%       2.17       02/22/06
                           12,554         3.55%      10.58       07/08/06
                           31,279         8.84%       8.81       07/08/04

Iris S. Glassman           30,000         8.48%       7.76       07/08/06

Philip W. McGinn, Ed.D.    10,000         2.83%       7.05       07/08/02

Bruce W. Simpson            6,000         1.70%       7.05       07/08/11

Alan G. Wolin, Ph.D.       15,000         4.24%       7.05       07/08/11

Dileep Bhagwat, Ph.D.         753         0.21%      10.58       07/08/06
                            1,877         0.53%       8.81       07/08/04

Robert Corbo                  544         0.15%      10.58       07/08/06
                            1,355         0.38%       8.81       07/08/04

Bradley Glassman           60,000        16.96%       7.05       07/08/11
                            1,326         0.37%      10.58       07/08/06
                            3,305         0.93%       8.81       07/08/04

Gene L. Goldberg            3,494         0.99%      10.58       07/08/06
                            8,705         2.46%       8.81       07/08/04

R. Brent Lenczycki         15,000         4.24%       2.00       03/30/11
                           60,000        16.96%       7.05       07/08/11
                            1,265         0.36%      10.58       07/08/06
                            3,152         0.89%       8.81       07/08/04



                     Aggregated Option Exercises in 2001
                        And Year-End Option Values
                        --------------------------

     The following table presents the value, on an aggregate basis, as of December 31, 2001, of outstanding stock options held and the stock options exercised during the fiscal 2001 by our executive officers listed in the Summary Compensation Table above.




                                      Number
                                      ------
                                    of Shares
                                    ---------
                                   Acquired on           Value
                                   -----------           -----
Name                                 Exercise          Realized(1)
----                                 --------          -----------

Daniel Glassman                        31,500          $   475,808

Dileep Bhagwat                           -0-                  -0-

Robert Corbo                              800          $     8,235

Bradley Glassman                         -0-                  -0-

Gene L. Goldberg                        3,750          $    39,950

R. Brent Lenczycki                       -0-                  -0-



                          Number of Securities
                               Underlying              Value of Unexercised
                         Unexercised Options at          Money Options at
                                Year-End                    Year-End (2)
                                --------                    ------------
Name                  Exercisable  Unexercisable      Exercisable  Unexercisable
----                  -----------  -------------      -----------  -------------
Daniel Glassman         677,589       105,833         $13,058,863   $1,712,296

Dileep Bhagwat            8,000         4,000            $157,250      $78,625

Robert Corbo              6,000         1,899            $115,500      $21,711

Bradley Glassman         15,000        76,631            $290,344   $1,107,447

Gene L. Goldberg         44,696        12,199            $862,866     $139,472

R. Brent Lenczyzki        6,000        79,417            $111,375   $1,153,750


(1) Value realized is calculated based on the closing price of the common stock on NASDAQ of the underlying shares on the date of exercise, minus the exercise price and assumes the sale of all the underlying shares.

(2) Value of unexercised in-the-money options is calculated based on the market value of the underlying shares, minus the exercise price and assumes the sale of all the underlying shares on December 31, 2001, at a price of $20.75, which was the closing price of the common stock on NASDAQ on that date.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of December 31, 2001, regarding the ownership of our common stock and Class B common stock by (i) each director, (ii) the executive officers named in the Summary Compensation Table set forth elsewhere in this document, (iii) each beneficial owner of more than five percent of common stock and Class B common stock known by us and (iv) all directors and executive officers, as a group, and the percentage of outstanding shares of common stock and Class B common stock beneficially held by them on that date.

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


                               Amount and Nature of
                              Beneficial Owner(1)(2)     Percent of Class(2)
                              ----------------------     -------------------
Name and Address of                        Class B                   Class B
Beneficial Owner              Common       Common        Common      Common
----------------              Stock        Stock         Stock       Stock
                              -----        -----         -----       -----

Daniel Glassman             1,184,508(3)    357,266(4)    11.41%     83.13%

Iris S. Glassman              227,438(5)     16,403(6)     2.19%      3.82%

Philip McGinn, Jr.             30,972(7)       -0-          *          *

Bruce W. Simpson                5,106(14)      -0-          *          *

Alan G. Wolin                  83,941(8)       -0-          *          *

Dileep Bhagwat                 11,844(9)       -0-          *          *

Robert Corbo                   15,953(10)      -0-          *          *

Bradley Glassman              103,838(11)     20,880       1.00%      4.86%

Gene L. Goldberg               66,861(12)     10,192        *         2.37%

R. Brent Lenczycki             17,474(13)      -0-          *          *

All executive officers and  1,747,935(3)(5)  404,741(4)(6) 16.83%     94.18%
Directors as a group (9     (7)(8)(9)(10)
Persons)                    (11)(12)(13)(14)

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

(3) Includes 357,266 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares, 87,874 shares are owned indirectly by Mr. Glassman through affiliates and 677,589 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman's affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his spouse, Iris S. Glassman.

(4) Includes 25,738 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman's affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris S.
     Glassman, 	Mr. Glassman's spouse.

(5) Includes 16,403 shares issuable upon conversion of a like number of shares of Class B common stock, 6,800 shares owned indirectly by Mrs. Glassman through affiliates, 33,130 shares owned indirectly by Mrs. Glassman as trustee for her children's trusts and 150,878 shares underlying presently exercisable options. Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her husband, Daniel Glassman.

(6) Mrs. Glassman disclaims beneficial ownership over all shares of Class B common stock beneficially owned by her spouse, Daniel Glassman.

(7)  Includes 10,000 shares underlying presently exercisable options.

(8)  Includes 15,300 shares underlying presently exercisable options.

(9)  Includes 8,000 shares underlying presently exercisable options.

(10) Includes 6,000 shares underlying presently exercisable options.

(11) Includes 20,880 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares 15,000 shares underlie presently exercisable options.

(12) Includes 10,192 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares 44,696 shares underlie presently exercisable options.

(13) Includes 6,000 shares underlying presently exercisable options.

(14) Includes 5,000 shares underlying presently exercisable options.


Item 12. Certain Relationships and Related Transactions

     During the years ended December 31, 2001 and 2000, we received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Banyan Communications Group, Inc., an affiliate, in the amount of $167,377 and $215,190, respectively. Daniel and Iris S. Glassman, directors and shareholders, are majority owners of Banyan Communications Group, Inc.

     We lease office facilities in Fairfield, New Jersey from Daniel and Iris S. Glassman. The lease is for the period from February 1, 1998 to January 31, 2003 for 14,100 square feet of office and warehouse space. The rent expense, including an allocated portion of real estate taxes, was approximately $223,000 and $225,000 for the years ended December 31, 2001 and 2000, respectively.

     On January 3, 2000, we advanced $100,000 to Daniel Glassman, pursuant to a promissory note bearing interest at 8.25% per annum. The accrued interest and principal is due in full, three years from the execution date, except that fifty percent of all future bonus payments will be applied first to accrued interest, then to principal. On December 31, 2001, Mr. Glassman owed $71,420 in principal and interest from this promissory note. During March 2002, Mr. Glassman paid the remaining outstanding principal and interest balances in full.

     We consult with Bruce Simpson a member of the Board of Directors.
Mr. Simpson provides services in marketing, sales, and corporate development. His related consultant expense was approximately $34,000 and $8,000 for the years ended December 31, 2001 and 2000, respectively.


Item 13. Exhibits, List and Reports on Form 8-K


     (a)     Reports on Form 8-K

             None filed in the Fourth Quarter.

     (b)     Exhibits

Exhibit
Number                   Description of Document
------                   -----------------------

3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting)
3.2 By-laws of the Registrant, as amended (Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting)
4.1 Placement Agent's Unit Purchase Option (Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting)
10.1         1990 Stock Option Plan, as amended (Incorporated by reference to
             Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996
10.24 Amendment No. 6 to Asset Purchase Agreement, dated as of September 19, 1997, between the Company and Berlex (Incorporated by reference to Exhibit 10.24 from the Company's Form SB-2 filed with Securities and Exchange Commission on October 15, 1997)
10.25 Warrant to Purchase up to 750,000 Shares of Common Stock of the Company issued to Berlex (Incorporated by reference to Exhibit
             10.25 from the Company's Form SB-2 filed with Securities and Exchange Commission on October 15, 1997)
10.26 Amendment No. 2 to the Form S-3 filed with the Securities and Exchange Commission on March 11, 2002
10.27 Form S-8 filed with the Securities and Exchange Commission on December 18, 2001
21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
23.2         Consent of Independent Certified Public Accountants
24.1         Power of Attorney (see page II-5)



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

DATE              SIGNATURE                             TITLE

March 25, 2002    /s/Daniel Glassman             Chairman of the Board
                  ------------------------       President and Chief
                  (Daniel Glassman)              Executive Officer
                                                 (Principal Executive Officer)

March 25, 2002    /s/Iris S. Glassman            Treasurer and Director
                  ------------------------
                  (Iris S. Glassman)

March 25, 2002    /s/Philip W. McGinn, Jr.       Director
                  ------------------------
                  (Dr. Philip W. McGinn, Jr.)

March 25, 2002    /s/Bruce W. Simpson            Secretary and Director
                  ------------------------
                  (Bruce W. Simpson)

March 25, 2002    /s/Alan G. Wolin               Director
                  ------------------------
                  (Dr. Alan Wolin)

March 25, 2002    /s/R. Brent Lenczycki          Vice President and Chief
                  ------------------------       Financial Officer
                  (R. Brent Lenczycki)           (Principal Accounting and
                                                 Financial Officer)








7