Form 10QSB
period 2002-01-31
BRADLEY PHARMACEUTICALS INC
filed 2002-05-15
CIK 864268

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002
                                     --------------

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Title of Each Class                  Number of Shares Outstanding
  of Common Stock                           as of May 6, 2002
  ---------------                           -----------------

  Common Stock, $.01 Par Value                   10,021,492
  Class B, $.01 Par Value                           429,752

Transitional Small Business Disclosure Format (check one):
Yes   	No  X
   ---    ---


                   BRADLEY PHARMACEUTICALS, INC.

                      INDEX TO FORM 10 - QSB

                          March 31, 2002


                                                               Page
                                                              Number
                                                              ------

Part I - Financial Information

         Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -
         March 31, 2002                                         3

         Condensed Consolidated Statements of
         Operations - three months ended
         March 31, 2002 and 2001                                4

         Condensed Consolidated Statements of Cash
         Flows - three months ended March 31, 2002
         and 2001                                               5

         Condensed Notes to Consolidated Financial
         Statements                                             7

         Management's Discussion and Analysis                   14

Part II - Other Information

         Item 1.  Legal Proceedings                             19
         Item 5.  Other Information                             19
         Item 6.  Exhibits and Reports on Form 8-K              19

         Signatures                                             20







                                   2