Form 10QSB
period 2002-06-30
BRADLEY PHARMACEUTICALS INC
filed 2002-08-14
CIK 864268

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title of Each Class              Number of Shares Outstanding
            of Common Stock                    as of August 7, 2002
            ---------------                    --------------------

      Common Stock, $.01 Par Value                  10,075,212
      Class B, $.01 Par Value                          429,752

Transitional Small Business Disclosure Format (check one):
Yes      No   X
    ---      ---




                     BRADLEY PHARMACEUTICALS, INC.

                        INDEX TO FORM 10 - QSB

                             June 30, 2002


                                                                      Page
                                                                     Number
                                                                     ------
Part I - Financial Information

     Financial Statements (unaudited):

     Condensed Consolidated Balance Sheet -
     June 30, 2002                                                     3

     Condensed Consolidated Statements of
     Operations - three and six months ended
     June 30, 2002 and 2001                                            4

     Condensed Consolidated Statements of Cash
     Flows - six months ended June 30, 2002
     and 2001                                                          5

     Condensed Notes to Consolidated Financial Statements              7

     Management's Discussion and Analysis                             14

Part II - Other Information

     Item 1.  Legal Proceedings                                       19

     Signatures                                                       20