Form 10QSB
period 2002-09-30
BRADLEY PHARMACEUTICALS INC
filed 2002-11-01
CIK 864268

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002
                                ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Title of Each Class          Number of Shares Outstanding
               of Common Stock                as of October 23, 2002
               ---------------                ----------------------

         Common Stock, $.01 Par Value               10,087,381
         Class B, $.01 Par Value                       429,752

Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ----   ----


                      BRADLEY PHARMACEUTICALS, INC.

                         INDEX TO FORM 10 - QSB

                           September 30, 2002


                                                                    Page
                                                                   Number
                                                                   ------
Part I - Financial Information

     Item 1.  Financial Statements (unaudited):

        Condensed Consolidated Balance Sheet -
        September 30, 2002                                             3

        Condensed Consolidated Statements of
        Operations - three and nine months ended
        September 30, 2002 and 2001                                    4

        Condensed Consolidated Statements of Cash
        Flows - nine months ended September 30, 2002
        and 2001                                                       5

        Notes to Condensed Consolidated Financial Statements           7

     Item 2.  Management's Discussion and Analysis                    15

     Item 3.  Controls and Procedures                                 21

Part II - Other Information

     Item 1.  Legal Proceedings                                       21

     Item 4.  Submission of Matters to a Vote of Security Holders     21

     Signatures                                                       22






                                     2