Form 10-K
period 2002-12-31
BRADLEY PHARMACEUTICALS INC
filed 2003-03-31
CIK 864268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year December 31, 2002

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number 0-18881

BRADLEY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2581418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

383 Route 46 W., Fairfield, NJ	07004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 973-882-1505

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

Yes X	No ___

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes X	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X	No ___

The aggregate market value of the Common Stock voting stock held by nonaffiliates of the Registrant as of March 10, 2003 was approximately $98,960,000 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s Common Stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 10, 2003, there were outstanding 9,225,276 shares of Common Stock, $.01 par value, and 429,752 shares of Class B Common Stock, $.01 par value.

Documents incorporated by reference: None

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that Bradley expects, believes or anticipates will or may occur in the future, such as earnings estimates and predictions of future financial performance. All forward-looking statements are based on assumptions made by Bradley based on its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond Bradley’s control, including Bradley’s ability to maintain CARMOL® sales and bear the outcome of related pending litigation, effectively purchase or integrate new products into its portfolio or effectively react to other risks described in this Form 10-K and from time to time in Bradley’s other SEC filings. Further, Bradley cannot predict the impact on its business of any future approvals of generic versions of its products or of other competing products. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. Bradley undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1: BUSINESS

Bradley Pharmaceuticals, Inc. and its wholly owned subsidiaries (“Bradley”, the “Company”, “we”, “us” or “our”) markets over-the-counter and prescription pharmaceutical and health related products. Our product lines currently include dermatological brands, marketed by our wholly owned subsidiary, Doak Dermatologics, Inc., and nutritional, respiratory, and internal medicine brands marketed by our Kenwood Therapeutics division. We are currently actively promoting products in the dermatology and gastroenterology and, to a lesser extent, nutritional markets. All of our product lines are manufactured and supplied by independent contractors who operate under our quality control standards. Our products are marketed primarily to wholesalers, which distribute the products to retail outlets and healthcare institutions throughout the United States and selected international markets.

Our growth strategy involves acquisitions, including co-marketing and licensing agreements, of products from major pharmaceutical organizations that we believe require intensified marketing and promotional attention. We have acquired, and intend to acquire, rights to manufacture and market pharmaceutical and health related products that studies have shown to be effective and for which a demonstrated market exists, but which are not actively promoted and where the surrounding competitive environment does not necessarily include major pharmaceutical companies. In addition to acquisitions, our growth strategy involves our introduction of new products through modest research and development of existing chemical entities.

We were incorporated in New Jersey in January 1985 and subsequently reincorporated in Delaware in July 1998. Our principal executive offices are located at 383 Route 46 West, Fairfield, New Jersey 07004, and our telephone number is (973) 882-1505.

Our Material Product Acquisitions

We commenced operations in January 1985 and, through December 2002, we acquired more than 16 product lines from many leading pharmaceutical companies. During this time, we acquired products from Schering AG, Aventis Healthcare, Inc., Wyeth, Upsher-Smith Laboratories, Inc., Pharmacia Corporation, Novartis Pharmacueticals Corporation and Procter & Gamble Pharmaceuticals, Inc, among other companies.

In March 1993, we acquired from Tsumura Medical, a division of Tsumura International, Inc., all technical and proprietary and distribution rights to a specialized dermal patch product, TRANS•VER•SAL®, currently used in the treatment of warts.

In December 1993, we acquired from Berlex Laboratories, a subsidiary of Schering AG, all technical, proprietary rights, including trademarks and registrations to DECONAMINE®, a chlorpheniramine maleate

d-pseudoephedrine HCl prescription product line used in connection with coughs, colds and allergies.

In February 1994, we acquired from the Pharmacia Corporation, all U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations, to PAMINE®, a methscopolamine bromide tablet used in connection with the treatment of peptic ulcers.

In June 1994, we acquired from Hoffmann-La Roche, Inc., all manufacturing, packaging, quality control, stability, drug experience, file history, customers and marketing rights, titles and interests, including all trademarks, to CARMOL® 10 and CARMOL® 20 nonprescription urea-based moisturizers and CARMOL® HC, a prescription moisturizer containing hydrocortisone, in the United States and the remaining countries in the Western Hemisphere.

In May 1996, we acquired the trademark rights to the ACIDMANTLE® skin treatment line from Novartis Pharmaceuticals Corporation, and the exclusive ACIDMANTLE® manufacturing, marketing and distribution rights for the United States and Puerto Rico.

In October 1998, we acquired from Procter & Gamble Pharmaceuticals, the U.S. manufacturing, packaging and proprietary rights, including all trademarks and registrations, to BRONTEX®, a potent cough reliever.

Our Acquisition of DOAK Subsidiary

During February 1994, we acquired from Doak Dermatologics’ principal stockholders, a controlling interest in Doak. The remaining capital stock of Doak was acquired pursuant to a merger consummated in January 1995. Total consideration paid by the Company for Doak was approximately $1.4 million.

Our Products

The following is a list of major products, by therapeutic category, that we market and distribute as of March 1, 2003. Our prescription products are ANAMANTLE®HC, BRONTEX®, DECONAMINE®, CARMOL® HC, CARMOL® 40, CARMOL® SCALP LOTION, CARMOL® SCALP TREATMENT KIT, GLUTOFAC® -ZX, GLUTOFAC® -MX, LIDAMANTLE®, LIDAMANTLE® HC, PAMINE®, ROSULA® and TYZINE®; our remaining products are available over-the-counter.

Dermatological Products	Uses

ACIDMANTLE® / LIDAMANTLE® /HC	Skin pH balancer / Rx Topical Anesthetic

CARMOL® 10/20/40/HC	Rx and OTC urea-based family of products for a variety of dermatological conditions

CARMOL® SCALP LOTION/ CARMOL® SCALP TREATMENT	Rx and OTC urea-based family of products for a variety of scalp conditions

FORMULA 405®/A· H· A /LE PONT®	Variety of topical products for the skin, hair and nails

ROSULA®	Rx product with sodium sulfacetamide and sulfur in a urea vehicle for the treatment of rosacea and acne-related conditions

TRANS • VER • SAL® Wart Remover Kit	Unique dermal patch delivery system for wart removal
(6mm, 12mm, 20mm sizes)

Nutritional Products	Uses

GLUTOFAC®-ZX/MX	Rx and OTC vitamin/mineral supplements

Gastroenterology Products	Uses

PAMINE®	Rx Anticholinergic/antispasmodic

ANAMANTLE®HC	Rx Skin acidifier with topical anesthetic and hydrocortisone in a novel package design for the treatment of hemorrhoids and anal fissures

Respiratory Products	Uses

BRONTEX®	Rx Antitussive/expectorant
(Tablets/Syrup)

DECONAMINE® FAMILY	Rx Antihistamine/decongestant
(SR/Syrup/Tablets)

TYZINE®	Rx Topical nasal decongestant
(Solution/ Nasal Drops)

Our principal branded pharmaceutical products the we are currently actively promoting are described below:

ANAMANTLE®HC cream, launched in January 2003 and U.S. patent pending, is a prescription pH balancer with a topical anesthetic and hydrocortisone in a novel package indicated for the topical treatment of hemorrhoids and anal fissures. ANAMANTLE®HC works with a unique mode of action that has been shown to improve healing of the skin, reduce the likelihood of infections, reduce swelling and soothe irritation. We believe this unique mode of action with a novel package design of single dosage treatments makes ANAMANTLE®HC an appropriate choice for topical treatment alone, or as concomitant treatment. The most frequently prescribed topical prescription products for the treatment of hemorrhoids and anal fissures other than ANAMANTLE®HC include ProctoFoam®HC, Analpram®HC and Anusol®HC.

CARMOL® 40, a U.S. patented, internally developed, urea-based topical therapy prescribed for the treatment of numerous forms and varying degrees of dry skin or xerosis. CARMOL®40 removes the surface layer of dead cells and improves skin moisture. CARMOL®40 is available in three formulations, a cream, lotion, and gel. The cream formulation is available in 1oz, 3oz, and 7oz tubes, the lotion formulation is available in an 8oz bottle and the gel formulation is available in a 15ml bottle. The lotion is marketed for mild to moderate dry skin, the cream is marketed for moderate to severe dry skin, while the gel is marketed for site specific dry skin, nail debridement and as a nail softener. The most frequently prescribed topical prescription products for the treatment of dry skin or xerosis other than CARMOL®40 are the market leader Lac-Hydrin® and Lac-Hydrin®‘s generic equivalent products. We estimate CARMOL®40 currently has approximately 25% of the market for severe dry skin. Bradley sponsored studies have shown that 80% of patients rate CARMOL®40 more effective than Lac-Hydrin®. Net sales for CARMOL®40 cream for 2002, 2001 and 2000 were $12,103,000, $8,068,000 and $5,818,000, respectively. Net sales for CARMOL®40 lotion, launched in Fourth Quarter 2001, for 2002 and 2001 were $4,694,000 and $1,336,000, respectively. Net sales for CARMOL®40 gel, launched in First Quarter 2002, during 2002 was $4,400,000.

GLUTOFAC® product line is comprised of three nutritional products, which contain multivitamin or multimineral formulas. GLUTOFAC®-ZX is a multivitamin prescription product, GLUTOFAC®-MX is a multimineral prescription product, and GLUTOFAC® is a multivitamin sold over-the-counter. Net sales for GLUTOFAC® for 2002, 2001 and 2000 were $195,000, $159,000 and $248,000, respectively. Net sales for GLUTOFAC®-ZX for 2002, 2001 and 2000 were $1,216,000, $1,378,000 and $1,293,000, respectively. Net sales for GLUTOFAC®-MX for 2002, 2001 and 2000 were $173,000, $175,000 and $191,000, respectively.

LIDAMANTLE® cream, available in 1oz and 3oz tubes, is a prescription skin acidifier with a topical anesthetic that helps relieve pain, soreness, itch and irritation caused by insect bites, pruritus, irritated skin and eczema. LIDAMANTLE® helps reduce the likelihood of infections and soothe irritation. Net sales for LIDAMANTLE® for 2002, 2001 and 2000 were $937,000, $757,000 and $297,000, respectively.

LIDAMANTLE®HC cream, available in 1oz and 3oz tubes, is a prescription pH balancer with a topical anesthetic and hydrocortisone that helps relieve pain, soreness, itch, irritation and inflammation caused by insect bites, pruritus, irritated skin and eczema. LIDAMANTLE®HC works with a unique mode of action that has been shown to reduce the pH level of the skin, reduce the likelihood of infections, reduce inflammation and soothe irritation. We believe this unique mode of action makes LIDAMANTLE®HC an appropriate choice for topical treatment alone or as concomitant treatment. The topical anesthetic market is comprised of products such as Emla® and Ela-max®. Net sales for LIDAMANTLE®HC, launched in 2001, for 2002 and 2001 were $1,493,000 and $389,000, respectively.

PAMINE® is a prescription lactose-free, antispasmodic anticholinergic therapy that provides relief from gastrointestinal pain and related gastrointestinal tract problems. The most frequently prescribed antispasmodic anticholinergic prescription products for the relief of gastrointestinal pain in addition to PAMINE® are Bentyl®, Robinul® and NuLev®. We estimate PAMINE® has approximately less than 5% of the market. PAMINE® works with a mode of action that has been shown to reduce colon spasm while not crossing the blood-brain barrier, which makes PAMINE® an appropriate choice for treatment alone, or as concomitant treatment. We recently completed a Company-sponsored study for PAMINE®, which demonstrated antispasmodic efficacy through the use of PAMINE® as a pre-treatment to a colonoscopy examination in 40 patients in comparison to the control group. Net sales for PAMINE® for 2002, 2001 and 2000 were $3,157,000, $4,454,000 and $1,609,000, respectively.

ROSULA®, launched in January 2003, is an internally developed and patented topical prescription product for the treatment of rosacea and acne-related conditions. Rosacea is a chronic skin condition causing inflammation and redness of the face. ROSULA® is designed to be used in conjunction with other prescription rosacea therapies. The active ingredients in ROSULA® are sodium sulfacetamide and sulfur. ROSULA® is the first and only prescription therapy for the treatment of rosacea that utilizes the benefits of sodium sulfacetamide sulfur with the moisturizing effects of urea. The topical acne rosacea market is comprised of products such as MetroGel®, MetroCream®, MetroLotion®, Plexion® and Rosanil®.

Product Liability Insurance

We maintain $5,000,000 of product liability insurance on our products. This insurance is in addition to required product liability insurance maintained by the manufacturers of our products. We believe that this amount of insurance coverage is adequate and reasonable, although we cannot assure that product liability claims will not exceed that coverage. To date no product liability claim has been made against us and we are not aware of any pending or threatened claim.

Manufacturers and Suppliers

We do not own or operate any manufacturing or production facilities. Rather, approximately 20 independent companies manufacture and supply all of our products. Many of these companies also manufacture and supply products for some of our competitors. We do not have licensing or other supply agreements with many of these manufacturers or suppliers for our products and, therefore, many of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time, we have experienced minor delays in shipments from some of our vendors due to production management problems, which were subsequently shipped without a material impact on our profitability. Although we believe we can obtain replacement manufacturers, the absence of such agreements with our present suppliers may interrupt our ability to sell our products and seriously affect our present and future sales. Currently, all of the CARMOL® product lines, except CARMOL® HC, are contract manufactured by Groupe Parima, Inc. in Canada. Any delays in manufacturing or shipping products by Groupe Parima may affect our product supply and ultimately have a negative impact on our sales and profitability.

We generally purchase products from approximately 20 different vendors on open credit terms, which are generally payable in 30 days. For the year ended December 31, 2002, 5 vendors that manufacture and package products for us each accounted for approximately 41%, 12%, 8%, 6%, and 5% of our cost of goods sold. For the year ended December 31, 2001, 5 vendors that manufacture and package products for us each accounted for approximately 34%, 13%, 10%, 10%, and 8% of our cost of goods sold. No other vendor, packager or manufacturer accounted for more than 5% and 8% of the Company’s cost of goods sold for 2002 and 2001, respectively.

With the exception of arrangements relative to ANAMANTLE®HC, BRONTEX®, CARMOL® 10, CARMOL® 20, CARMOL® 40, CARMOL® SCALP TREATMENT, LIDAMANTLE®, LIDAMANTLE® HC, LUBRIN®, PAMINE®, ROSULA® and TRANS•VER•SAL®, we do not have any licensing, manufacturing or other supply agreements with manufacturers or suppliers.

Marketing and Sales

We have acquired established products and product lines, developed line extensions for products, licensed existing technologies and internally developed new products. We concentrate our marketing efforts on the continued promotion of acquired product lines, line extensions to established customers and the expansion of distribution to new customers. Our overall marketing philosophy is to intensify and enhance the promotion of acquired products, new products and line extensions throughout the United States and, where feasible, in selected international markets.

We market and sell products through full time sales personnel and a network of distributors and brokers. Our dedicated sales force, consisting of approximately 90 employees, focuses on high prescribing dermatologists, gastroenterologists and podiatrists. Our dermatology and podiatric sales force consists of approximately 56 employees who call on approximately 4,500 dermatologists and 4,500 podiatrists. Our gastroenterology sales force consists of approximately 34 employees who call on approximately 18,000 gastroenterologists. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement, and the growth in value for our shareholders.

We cultivate relationships of trust and confidence with high prescribing dermatologists, gastroenterologists, and podiatrists in the U.S. In addition, we use a variety of marketing techniques to promote our products, including sampling, journal advertising, promotional materials, specialty publications, convention participation, focus groups, educational conferences, telemarketing and informational websites.

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

Our DECONAMINE® product line (categorized below as respiratory products) accounted for approximately 7%, 7%, 12%, 24% and 37%, respectively, of 2002, 2001, 2000, 1999 and 1998 net sales. Our BRONTEX® product line (categorized below as respiratory products) accounted for 1%, 2%, 3%, 9% and 7%, respectively, of 2002, 2001, 2000, 1999 and 1998 net sales, respectively.

Doak’s CARMOL® product line accounted for approximately 61%, 45%, 41%, 22%, and 15% of our 2002, 2001, 2000, 1999, and 1998 net sales, respectively. Changes in the performance of our CARMOL® product line, consequently, will have a material effect on future operations. The TRANS•VER•SAL® product line accounted for approximately 4%, 5%, 7%, 8%, and 8% of our 2002, 2001, 2000, 1999 and 1998 net sales, while the ACIDMANTLE® product line, including ACIDMANTLE®, LIDAMANTLE® and LIDAMANTLE®HC, accounted for approximately 8%, 8%, 4%, 6%, and 6% of our 2002, 2001, 2000, 1999 and 1998 net sales. Doak’s other products accounted for approximately 2%, 3%, 6%, 7%, and 9% of our 2002, 2001, 2000, 1999 and 1998 net sales. All of Doak’s products are categorized below as dermatologic products.

Our 2002, 2001, 2000, 1999 and 1998 net sales volume percentages by category were as follows:

	2002	2001	2000	1999	1998

Dermatology	75%	60%	59%	43%	40%
Gastroenterology	8%	17%	9%	8%	2%
Respiratory	11%	14%	19%	39%	49%
Nutritional	5%	8%	12%	8%	6%
Hygiene	1%	1%	1%	2%	3%

Sales of our DECONAMINE® and BRONTEX® product lines and other cough/cold/flu products are primarily concentrated in the fall and winter months. Consequently, revenues from these products generally are, and will be, determined by the severity of the cough/cold/flu season.

Our principal marketing focus is on the sales of branded pharmaceutical products. We have a national sales force of approximately 90 sales representatives, which is comprised of both full and part time employees as well as independent contractors whose sole focus is the distribution of samples. Our marketing and sales promotions principally target key high volume prescribing doctors through detailing and sampling to encourage physicians to prescribe or recommend our products.

The sales force is supported and supplemented chiefly by telemarketing and direct mail, and to a lesser extent through advertising in trade publications and participation at regional and national medical conventions. We identify and target high potential physicians through data available from such companies as IMS America, Ltd. and NDC Health, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth or product acquisitions warrant.

In the past couple of years, we have made a strategic decision to concentrate selling and marketing resources on five principal brands (which represented 85%, 82%, 72%, 50% and 26% of 2002, 2001, 2000, 1999 and 1998 net sales, respectively) as follows:

Kenwood Brands	Specialty

PAMINE®	Gastroenterologists, Internal Medicine

GLUTOFAC® FAMILY	General Practitioners, Internal Medicine

Doak Brands	Specialty

CARMOL® FAMILY	Dermatologists, Podiatrists
TRANS • VER • SAL®
ACIDMANTLE®/ LIDAMANTLE®/ HC

To facilitate sales of our products internationally (sales into Puerto Rico were terminated in 2002), we have entered into agreements with 28 international pharmaceutical distributors to provide for distribution and promotion of these products. Approximately 4%, 7%, 11%, 9% and 11%, respectively, of our 2002, 2001, 2000, 1999 and 1998 net sales were from international business.

We continue to seek out new distributors and are currently in the process of obtaining market approvals in at least 10 new countries. Although we anticipate receiving the necessary approvals to market our products in these countries, there can be no assurance that such approvals will be received.

We or our international distributions have received product registrations to distribute products in certain international markets as follows:

OUR INTERNATIONAL MARKETING STATUS
CURRENTLY MARKETING
Andorra	TRANS • VER • SAL®	France	TRANS • VER • SAL®	Portugal	TRANS • VER • SAL®

Argentina	TRANS • VER • SAL®	Germany	LUBRIN®	Saudi Arabia	ACIDMANTLE®
A • H • A LINE
Belgium	LUBRIN®	Greece	LUBRIN®		CARMOL®
DOAK® TAR
Brunei	ACIDMANTLE®	Hong Kong	ACIDMANTLE®		FORMULA 405®
	BRONTEX®		A • H • A LINE		LIDAMANTLE®
	CARMOL®		CARMOL®		SULFOAM®
	DECONAMINE®		DOAK® TAR		SULPHO-LAC®
	DOAK®TAR		DECONAMINE®		TERSASEPTIC®
	DUADACIN®		FORMULA 405®		TRANS • VER • SAL®
	ENTSOL®		GLUTOFAC®
	IRCON®		TERSASEPTIC®	Singapore	ENTSOL®
	LIDAMANTLE®		TERSA-TAR®
	GLUTOFAC®			South Korea	LE PONT®
	LUBRIN®	Iceland	DOAK® TAR
	SULFOAM®		FORMULA 405®	Spain	TAR DISTILLATE
	SULPHO-LAC®		LUBRIN®		TRANS • VER • SAL®
	TRANS • VER • SAL®		TRANS • VER • SAL®
	TYZINE®			Sweden	A • H • A LINE
	PAMINE®	Israel	LUBRIN®		ENTSOL®
TRANS • VER • SAL®
Canada	TRANS • VER • SAL®	Italy	TRANS • VER • SAL®
	ENTSOL®			United Arab	A • H • A LINE
		Jordan	A • H • A LINE	Emirates	FORMULA 405®
Chile	TRANS • VER • SAL®		CARMOL®		TERSASEPTIC®
DOAK® TAR
Dominican Republic	APATATE®		FORMULA 405®	United Kingdom	LUBRIN®
	CARMOL®		SULPHO-LAC®
	GLUTOFAC®			Uruguay	TRANS • VER • SAL®
	IRCON®	Mexico	A • H • A LINE
	I • L • X® B12		DOAK® TAR
	KTL®		FORMULA 405®
	LUBRIN®		TERSASEPTIC®
	TRANS • VER • SAL®		TRANS • VER • SAL®

El Salvador	A • H • A LINE	Netherlands	LUBRIN®

Finland	LUBRIN®	Paraguay	TRANS • VER • SAL®

Customers

Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation, Quality King Distributors, AmerisourceBergen Corporation and major drug chains. Our four largest customers listed below, who are wholesalers, accounted for an aggregate of approximately 86% and 92% of accounts receivable at December 31, 2002 and 2001, respectively. On December 31, 2002, McKesson Corporation owed approximately $2,653,000 to the Company or approximately 45% of our accounts receivable. On December 31, 2001, Quality King Distributors owed approximately $3,090,000 to the Company or 56% of our accounts receivable. The following table presents a summary of sales to significant customers, who are also wholesalers, as a percentage of the Company’s total gross sales:

Customer	2002	2001	2000
AmerisourceBergen Corporation	17%	12%	23%
Cardinal Health, Inc.	24%	20%	27%
McKesson Corporation	26%	11%	11%
Quality King Distributors	23%	40%	18%

Competition

The pharmaceutical industry is highly competitive. We compete primarily in the dermatology and gastroenterology markets, and to a lesser extent, in respiratory and nutritional supplements. In dermatology, we estimate that currently the market share for CARMOL® 40 is approximately 25% for xerosis. In gastroenterology, we estimate that currently the market share for Pamine® is less than 5% for prescription antispasmodics anticholinergics.

Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include Wyeth, Schering-Plough, Bristol-Myers, Elan Corporation, First Horizon Pharmaceuticals, Galderma, Dermik Labs, King Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, ICN Pharmaceuticals, GlaxoSmithKline, Pharmacia, Pfizer and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability than us to undertake more extensive research and development, marketing and pricing policy programs.

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

Additionally, since our current products are generally established and commonly sold, they are subject to competition from products with similar qualities. Our pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection, if applicable, and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs or the invested capital in acquired brands and consequently are able to offer such products at considerably lower price. There are, however, a number of factors that enable products to remain profitable once patent protection has ceased, including the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

See “ITEM 3: Legal Proceedings” for a description of certain litigation against Dermik Laboratories, Inc. and its parent, Aventis Pharmaceuticals Inc., a wholly owned subsidiary of Aventis Pharma AG.

Government Regulation

Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as by foreign governments in countries where we distribute some of our products.

Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies such as the Veteran’s Administration or the Department of Defense. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

All manufacturers, marketers and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs must be the subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application or additional studies for any drug product marketed if new information reveals questions about a drug’s safety or efficacy. All drugs must be manufactured in conformity with current agency regulations, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

Although we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, our marketing is subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed. In addition, modifications, enhancements or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is dissatisfied with the results of an inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers.

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

Once the FDA, in respect to a product, issues a final monograph, the product is required to convert from prescription status to over-the-counter status. Recently, the final monograph for our DECONAMINE® and BRONTEX® immediate release products has been issued thereby requiring some of our DECONAMINE® and

BRONTEX® immediate release products to convert from prescription status to over-the-counter status by December 31, 2004. We currently intend to continue to market and distribute the DECONAMINE® and BRONTEX® immediate release products line of products as prescription only as long as we may lawfully continue to do so. We are presently exploring our marketing and distribution strategy relating to the DECONAMINE® and BRONTEX® immediate release products after these products are converted from prescription status to over-the-counter status, and it is not currently possible to predict how our operations and financial condition will be affected.

Further, we may be required to file an Abbreviated New Drug Application, an ANDA, with the FDA for our DECONAMINE® SR, extended release product. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA.

We currently are the registered holders of one New Drug Application for PAMINE® and two Abbreviated New Drug Applications for TYZINE® and CARMOL® HC. These applications, approved by the FDA, permit companies to market products either considered by the FDA to be new drugs or drugs previously approved by the FDA.

We currently market, sell, and distribute ANAMANTLE®HC, CARMOL®40, CARMOL® SCALP TREATMENT, LIDAMANTLE®, LIDAMANTLE®HC, and ROSULA® as exempt drugs not requiring a NDA or an ANDA because these products have been considered by us to be identical, related, and similar to products that existed on the market prior to 1962. The FDA has set 1962 as the cut off year for determining new technologies to be included in products or drugs for which NDA or ANDA filings would be required prior to commercialization.

Managed Care Organizations

Our operating results and business success depend in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations, such as Advance PCS, Aetna, Cigna, Harvard Pilgram, and Merck-Medco. A majority of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to it and the pharmacy benefit managers that serve many of these organizations are important to our business. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins and our overall business and financial condition could be negatively affected.

Moreover, some of our products are not of a type generally eligible for reimbursement, primarily due to either the product’s market share being too low to be considered, cheaper generics being available or because the product is considered over-the-counter. It is also possible that products manufactured by others could have the same effects as our products and be subject to reimbursement. If this were the case, some of our products might be unable to compete on a price basis.

Patents and Trademarks

The products currently sold by us, with the exception of ANAMANTLE®HC, CARMOL® 40, ENTSOL® Adaptor, and ROSULA® are not patented or patent pending in the U.S. We intend to pursue patents where cost-effective and practical, although we do not currently intend to apply for patents for all of our products. Products with benefits similar to those marketed by us could easily be developed by other companies.

We currently own the following patents that were issued by the United States Patent and Trademark Office:

Title	Patent Number	Expiration Date	Products Covered
Dermatological Composition	US #5,919,470	April 2, 2018	CARMOL® 40

Method of Treating Onychomycosis	US #6,281,239	April 12, 2020	CARMOL® 40

Method of Treating Onychomycosis	US #6,380,236	April 12, 2020	CARMOL® 40

Nasal Irrigation System	US #5,899,878	June 24, 2018	ENTSOL® Adaptor

Composition Containing Antimicrobials/Urea for the Treatment of Dermatological Disorders	US #6,429,231	September 24, 2021	ROSULA®

Novel Topical with Antipruritus and/or Anti-Inflammatory Drug	US #6,495,602	December 13, 2021	None

We currently maintain patents for TRANS•VER•SAL® in other countries with various expiration dates. In addition, we have eleven patents pending with the United States Patent Office.

We own trademarks associated with each of our products, including certain national and international trademark registrations, or common law rights, for each of our material products. No assurance can be given as to the extent or scope of the trademarks or other proprietary protection secured by us on our products. To our knowledge, none of the trademarks owned by us infringe on any trademarks owned or used by others.

Human Resources

As of March 1, 2003, we employed 132 full and 49 part-time employees. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe that our relationships with our employees are good. None of our employees are subject to a collective bargaining agreement.

Web Site Access to Filings with the Securities and Exchange Commission

All of our electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost through our web site, www.bradpharm.com, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our SEC filings are also available through the SEC’s web site at www.sec.gov.

Scientific Advisors

We have formed a group of scientific advisors having extensive experience in the areas in which we market our products to advise us in long-range planning and product development. The following sets forth information with respect to our Scientific Advisors:

Boni E. Elewski, M.D. is Director of Clinical Research for the Department of Dermatology and a professor at the University of Alabama at Birmingham. Dr. Elewski was awarded a B.A. from Miami University and received her M.D. from Ohio State University College of Medicine. Dr. Elewski serves as President of the American Academy of Dermatology, the largest and most influential dermatologic association. She has authored more than 130 publications and is a member of the editorial board of the Journal of the American Academy of Dermatology.

Cory A. Golloub, M.D. is a doctor of internal medicine and pediatrics currently practicing in Montville, New Jersey. Dr. Golloub received his B.S. from SUNY Stony Brook and his M.D. from the University of Medicine, Tampico, Mexico with postgraduate affiliations with SUNY Downstate - Brookdale Hospital and UMDNJ - New Jersey Medical School. Dr. Golloub is currently affiliated with UMDNJ-NJMS, University Hospital and Chilton Memorial Hospital in New Jersey.

Stephen M. Gross, Ed.D. is Dean of the Arnold and Marie Schwartz College of Pharmacy & Health Sciences, and of the School of Health Professions, Long Island University. Dr. Gross was awarded a B.S. degree in pharmacy in 1960, and earned his M.A. and Ed.D. degrees in college and university administration in 1969 and 1975, respectively, from Columbia University. Dr. Gross’ expertise is in the area of pharmacy administration, where he has authored numerous articles on a variety of subjects, including cost-effectiveness of drug therapy, pharmaceutical advertising, and other educational and pharmacy practice topics. Dr. Gross is also a member of the New York State Board of Pharmacy.

James J. Leyden, M.D. is a board certified dermatologist currently on the staff of the Department of Dermatology in the Hospital of the University of Pennsylvania. Dr. Leyden received his B.A. from Saint Joseph’s College and his M.D. from The University of Pennsylvania School of Medicine. Dr. Leyden has authored more than 300 publications and served as an editor for publications such as the Journal of the American Academy of Dermatology and The Journal of Microbial Ecology in Health and Disease and has held the position of Editor-in-Chief of Cutaneous Aging and Cosmetic Dermatology. Dr. Leyden is a member of the American Academy of Dermatology, the Society of Investigative Dermatology and the Society of Pediatric Dermatology.

Bryan Craig Markinson, D.P.M. is Chief of Podiatric Medicine and Surgery and Assistant Clinical Professor of Orthopedics and Pathology at Mount Sinai School of Medicine. Dr. Markinson also is an adjunct professor, Division of Medical Sciences, for the New York College of Podiatric Medicine. Dr. Markinson was awarded a B.S. from Long Island University and a D.P.M. from the New York College of Podiatric Medicine.. Dr. Markinson has served on the staffs of Metropolitan Hospital, New York Methodist Hospital, New York Community Hospital of Brooklyn and Foot Clinics of New York. He is a member of the American Podiatric Medical Association, the New York State Podiatric Medical Association and a Fellow of the American Society of Podiatric Dermatology.

Alan R. Shalita, M.D. is a board certified dermatologist and currently Professor and Chairman of the State University of New York Health Science Center at Brooklyn. Dr. Shalita received his B.S. from University of Brussels, Belgium and M.D. from Bowman Gray School of Medicine. Dr. Shalita is licensed in New Jersey, North Carolina, California and Florida.

Mitchell J. Spirt, M.D. is a doctor of internal medicine currently on faculty as Assistant Clinical Professor of Medicine at the UCLA School of Medicine, California. Dr. Spirt received his B.S. from University of New York at Binghamton and received his M.D. from Mount Sinai Medical Center in New York. Dr. Spirt performed his internship and residency at Mount Sinai Medical Center, New York, and was a Fellow at the University of California at Los Angeles (UCLA).

Gerald N. Wachs, M.D. is a doctor of dermatology currently practicing in Millburn, New Jersey. Dr. Wachs received his B.S. and M.D. from the University of Illinois. Dr. Wachs is currently affiliated with St. Barnabas Hospital and Overlook Hospital in New Jersey and is a consulting dermatologist for the New Jersey Nets and New Jersey Devils.

Risk Factors That May Affect Future Results

We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors besides those listed here.

Risks Related To Our Business

We derive a majority of our prescription volume from our core branded products, and any factor adversely affecting the prescription volume related to these products could harm our business, financial condition and results of operations.

We derive a majority of our prescription volume from our core branded products. We believe that the prescription volume of our core branded products will constitute the majority of our prescription volume for the foreseeable future. Accordingly, any factor adversely affecting our prescription volume related to our core products, individually or collectively, could harm our business, financial condition and results of operations. Many of our core branded products are subject to generic competition currently or may be in the near future. Each of our core branded products could be rendered obsolete or uneconomical by regulatory or competitive changes. Prescription volume related to our core branded products could also be adversely affected by other factors, including:
•	manufacturing or supply interruptions;
•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core branded products;
•	marketing or pricing actions by one or more of our competitors;
•	legal or regulatory action by the FDA and other government regulatory agencies;
•	changes in the prescribing practices of dermatologists, gastroenterologists and/ or podiatrists;
•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians in person;
•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies;
•	product liability claims; and
•	the outcome of disputes relating to trademarks, patents, license agreements and other rights.

Failure to maintain CARMOL® as a significant portion of revenue could reduce our profitability.

Our lead product line is the CARMOL® family of products for the treatment of a variety of dermatological conditions. CARMOL® 40, the lead product in the group, is a potent tissue softener for the treatment of skin conditions associated with the thickening and hardening of the skin including xerosis. The CARMOL® product line predominantly competes in the $150 million mild-to-moderate skin-softening product class, which includes the products Lac-Hydrin®, Eucerin®, Amlactin®, Aquaphor® and others.

For the fiscal years ended December 31, 2002, 2001, and 2000, sales of our CARMOL® product line accounted for approximately 61%, 45%, and 41%, respectively, of our net sales. Thus, we depend on our ability to market and sell the CARMOL® product line. The concentration of our net sales in a single product line makes us particularly dependent on that line. If demand for the CARMOL® product line or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease.

If we lose our lawsuit against Dermik Laboratories, Inc. and Aventis Pharmaceuticals, Inc., our sales and profitability from CARMOL®40 could decrease.

On January 29, 2003, we commenced legal proceedings against Dermik Laboratories, Inc. and its parent, Aventis Pharmaceuticals Inc., a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by us relating to 40% urea dermatological compositions and therapeutic uses. 40% urea is the key component of CARMOL® 40, our patent-protected dermatological treatment. For the fiscal years ended December 31, 2002, 2001, and 2000, sales of our CARMOL®40 products accounted for approximately 59%, 40%, and 32%, respectively, of our net sales. The timing and the ultimate final outcome of our patent infringement lawsuit are uncertain. If a competing 40% urea product is launched, whether as a result of our current litigation against Dermik and Aventis or otherwise, our CARMOL®40 sales and profits could materially suffer. See “ITEM 3: Legal Proceedings.”

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties which may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;
•	changes in the amount we spend to promote our products;
•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;
•	changes in treatment practices of physicians that currently prescribe our products;
•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;
•	increases in the cost of raw materials used to manufacture our products;
•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;
•	development of new competitive products by others;
•	the mix of products that we sell during any time period;
•	our responses to price competition;
•	expenditures as a result of legal actions;
•	market acceptance of our products;
•	the impairment and write-down of goodwill or other intangible assets;
•	implementation of new or revised accounting, securities, tax, or corporate responsibility rules, policies, regulations or laws;
•	disposition of non-core products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;
•	increases in insurance rates for existing products and the cost of insurance for new products;
•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;
•	seasonality of demand for our products; and
•	our level of research and development activities.

Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

We do not own or operate any manufacturing or production facilities. Instead, approximately 20 independent companies manufacture and supply all of our products. Many of these companies also manufacture and supply products for some of our competitors. We do not have licensing or other supply agreements with many of these manufacturers or suppliers for our products, and therefore, many of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time, we have experienced minor delays in shipments from some of our vendors due to production management problems, which were subsequently shipped without a material impact on our profitability. Although we believe we can obtain replacement manufacturers, the absence of such agreements with our present suppliers may interrupt our ability to sell our products and seriously affect our present and future sales. Currently, all of the CARMOL® product lines, except CARMOL® HC, are contract manufactured by Groupe Parima, Inc. Any delays in manufacturing or shipping products by Groupe Parima may affect our product supply and ultimately have a negative impact on our sales and profitability.

Under our supply agreements that we do have, with certain exceptions, we must purchase certain of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to 12 months, which may mitigate the harm to us from the interruption of the manufacturing of our products caused by certain events, the loss of a manufacturer could still cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.

Our reliance on third-party manufacturers and suppliers can be disruptive to our inventory supply.

We, and the manufacturers of our products, rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source and others may become available from only one source. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products.

We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues.

We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate.

Numerous factors could cause interruptions in the supply of our finished products including:
•	timing, scheduling and prioritization of production by our current manufacturers;
•	labor interruptions;
•	changes in our sources for manufacturing;
•	the timing and delivery of domestic and international shipments;
•	our failure to locate and obtain replacement manufacturers as needed on a timely basis; and
•	conditions affecting the cost and availability of raw materials.

We estimate customer demand for our products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We observe trends from these data, and, coupled with certain proprietary information, and prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.

We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, approximately 90% of our revenues are derived from four major drug wholesalers. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of our major customers, which, presumably, are based upon their projected demand levels. Purchases by any given customer, during any given measurement period, may be above or below actual prescription volumes of one or more of our products during the same measurement period, resulting in increases or decreases in product inventory existing in the distribution channel, which are managed presumably in accordance with such customer’s business practices.

If we cannot purchase or integrate new companies or products, our business may suffer.

Our principal strategy is to continue to expand our business by acquiring companies and new products, as well as product line extensions, new product development, and increased marketing and distribution activities. We seek products and companies that we believe can be profitable under our management and which are not subject to adverse Food and Drug Administration rulings. There are several factors, which could limit or restrict our ability to implement this acquisition strategy:
•	We may not have the financing to acquire an available product, in part because our existing lender has a security interest in all of our assets;

•	We may not be able to achieve our targeted profit margins with certain products available for acquisition;
•	Because we must be able to maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees, we may not manage our acquisitions effectively;
•	We may not be able to retain or hire the necessary qualified employees.

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

To implement our expansion strategy, we will need to finance new product acquisitions from either:
•	Our acquisition credit facility with Wachovia Bank;
•	Existing working capital and positive cash flow from operations;
•	New borrowings;
•	Issuance of equity securities; or
•	a combination of the above.

Although we are not currently prohibited from other borrowings of money, our loan agreement with Wachovia restricts our ability to grant liens upon, and security interests in, our assets. Wachovia’s security interest could limit our ability to secure new asset-based borrowings if necessary. Accordingly, we may not be able to borrow, on commercially reasonable terms or otherwise, any additional funds necessary to finance further acquisitions or support operations.

Our continued growth depends upon our ability to develop new products.

We currently have a variety of new products in various stages of development and are working on possible improvements, extensions and reformulations of some existing products. These development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require commitments of personnel and financial resources. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products we are researching or developing may never be successfully released to the market. If we fail to take a product or technology to market on a timely basis, we may incur significant expenses without a near-term financial return.

We may in the future supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant up-front payments to fund the project. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If we are unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or we may abandon certain projects.

We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic substitutes.

Although most of our revenue is generated by products not subject to competition from generic products, there is no proprietary protection for most of our branded pharmaceutical products, and generic substitutes for most of these products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes. Increased competition from the sale of generic pharmaceutical products may cause a decrease in revenue from our branded products, which could have an adverse effect on our business, financial condition and results of operations, which would likely negatively affect the market price of our stock. In addition, our branded products for which there are no generic form, available may face competition from different therapeutic agents used for the same indications for which our branded products are used.

We depend on our trademarks, patents, and proprietary rights and our ability to compete could be limited if they are infringed upon or if we fail to enforce them.

The protection of our trademarks and service marks is an important factor in product recognition, maintaining goodwill and in maintaining or increasing market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, those marks could be lost or impaired.

We are pursuing several U.S. patent applications covering new and existing dermatology products, and also have acquired rights under certain patents and patent applications from certain of our consultants and officers, including patents issued or applied covering ANAMANTLE®HC, CARMOL®40, ENTSOL® Adaptor, and ROSULA®. The ownership of a patent or an interest in a patent does not always provide significant protection and the patents and applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of management’s time, which would detract from the time available to be spent maintaining and developing our business. We also rely upon unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our principal products. We require all of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking or using our proprietary information and technology elsewhere. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

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

We have several patents issued or applied covering ANAMANTLE®HC, CARMOL®40, ENTSOL® Adaptor, and ROSULA®. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

Although we believe that our product lines do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and if asserted, an infringement claim might not be successfully defended. The costs of responding to infringement claims could be substantial and could require a substantial commitment of management’s time and resources.

We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

Our four largest customers, who are wholesalers, accounted for an aggregate of approximately 86% and 92% of accounts receivable at December 31, 2002 and 2001, respectively. On December 31, 2002, McKesson Corporation owed approximately $2,653,000 to the Company or 45% of our accounts receivable. On December 31, 2001, Quality King, Inc. owed approximately $3,090,000 to the Company or 56% of our accounts receivable. The following table presents a summary of sales to our four largest customers as a percentage of the Company’s total gross sales:

Customer	2002	2001	2000
AmerisourceBergen Corporation	17%	12%	23%
Cardinal Health, Inc.	24%	20%	27%
McKesson Corporation	26%	11%	11%
Quality King, Inc.	23%	40%	18%

The loss of any of these customers’ accounts or a reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressures from our larger customers.

Consolidation of distributors of pharmaceutical products can negatively affect our distribution terms and sales of our products.

The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. As a consequence, there are fewer channels for wholesale and retail pharmaceutical distribution than were historically available. Thus, we depend on fewer distributors for our products and we are less able to negotiate price terms with distributors. Although we believe that this consolidation among distributors will ultimately reduce our distribution costs, our inability to aggressively negotiate price terms with them over the long term, could inhibit our efforts to achieve targeted profit margins or sales levels. Notwithstanding our ability to by-pass the wholesale distribution network by distributing our products to end-users directly, the continued or future consolidation among pharmaceutical distributors could limit our ability to compete effectively. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to our company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of our products, any of which could harm our business, financial condition and results of operations.

Our officers and directors control our business and can authorize certain corporate transactions without the concurrence of our other stockholders.

Our executive officers and directors beneficially own 1,864,329 shares of common stock and 394,634 shares of Class B common stock. The Class B common stock has five votes per share except for the election of directors. Provided there are at least 325,000 shares of Class B common stock issued and outstanding, the holders of the Class B common stock, voting as a separate class, have the right to elect a majority of our board of directors. Accordingly, our executive officers and directors currently have the ability, and we anticipate that they will continue to have the ability, to elect a majority of directors and thereby otherwise authorize certain corporate transactions without concurrence of our other stockholders.

If we become subject to a product liability claim, we may not have adequate insurance coverage.

Pharmaceutical and health related products, such as those we market, may carry certain health risks. Consequently, consumers may bring product liability claims against us. We maintain a product liability insurance policy providing direct coverage in the aggregate amount of $5,000,000 and our manufacturers’ policies also insure us. Our present insurance may not be adequate in the event of an adverse judgment against us. If insurance does not fully fund any product liability claim, or if we are unable to recover damages from the manufacturer of a product that may have caused such injury, we must pay such claims from our own funds. Any such payment could have a detrimental effect on our financial condition. In addition, we may not be able to maintain our liability insurance at reasonable premium rates, if at all.

Our business and growth strategy may cause fluctuating operating results, which could negatively affect the price of our stock.

Our primary strategy for growth is to acquire or license new product lines that we believe require intensive marketing and promotional attention. Our growth strategy also includes developing and introducing new products through modest development of existing chemical entities. Our operating results could be negatively affected if the cost of developing, acquiring or licensing new product lines is more than we currently anticipate or if unforeseen delays occur between the time we spend money to acquire new product lines or businesses, and the time we begin to generate revenues from those products or businesses.

A large portion of our business strategy involves intensively marketing newly-acquired or newly-licensed product lines by promoting our products through journal advertising, direct mailings of promotional materials to physicians, field force personnel, telemarketing personnel and sample distribution. Changes in the amount we spend on such marketing could cause our operating results to fluctuate, thereby negatively affecting the price of our stock.

Unanticipated changes in treatment practices of physicians who currently prescribe our products, or changes in the reimbursement policies of health plans and other health insurers, could have an impact on our operating results and require us to revise our business strategy.

We are subject to chargebacks and rebates when our products are resold to governmental agencies and managed care buying groups, which may reduce our future profit margins.

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

We selectively outsource certain non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of such services on acceptable terms.

To enable us to focus on our core marketing and sales activities, we selectively outsource certain non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As we expand our activities in these areas, additional financial resources are expected to be utilized. We typically do not enter into long-term manufacturing contracts with third party manufacturers. Whether or not such contracts exist, we cannot assure you that we will be able to obtain adequate supplies of such services or products in a timely fashion, on acceptable terms, or at all.

The loss of our key personnel could limit our ability to operate our business successfully.

We are highly dependent on the principal members of our management staff, the loss of whose services we feel would impede the achievement of our acquisition and development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, operational, scientific and development personnel, we may not be able to attract and retain key personnel on acceptable terms. Many of our key personnel, including Daniel Glassman, President, Chief Executive Officer and Chairman, would be difficult to replace. The loss of our personnel’s services could delay the development of contracts and products, especially in light of our recent growth. We do not maintain key-person life insurance on any of our employees. In addition, we do not have employment agreements with any of our key employees.

Risks Related To Our Industry

We face significant competition within our industry.

The pharmaceutical industry is highly competitive. We compete primarily in the dermatology and gastroenterology product arenas, and to a lesser extent in respiratory and nutritional supplements. In dermatology, we estimate that currently the market share for CARMOL®40 is approximately 25% for xerosis. CARMOL® 40, a U.S. patented, internally developed urea-based topical therapy prescribed for the treatment of numerous forms and varying degrees of dry skin or xerosis, removes the surface layer of dead cells and improves skin moisture. CARMOL® 40 competes in a $150 million market, which includes the product Lac-Hydrin®.

Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include Wyeth, Schering-Plough, Bristol-Myers, Elan Corporation, First Horizon Pharmaceuticals, Galderma, Dermik Labs, King Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, ICN Pharmaceuticals, GlaxoSmithKline, Pharmacia, Pfizer and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability than us to undertake more extensive research and development, marketing and pricing policy programs.

In addition to facing competition from existing products, it is also possible that our competitors may develop and bring new products to market before us, or may develop new technologies to improve existing products, new products to provide the same benefits as existing products at less cost, or new products to provide benefits superior to those of existing products. These competitors also may develop products which make our current or future products obsolete. Our competitors may also make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

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

Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies such as the Veteran’s Administration or the Department of Defense. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

All manufacturers, marketers, and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs must be the subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug’s safety or efficacy. All drugs must be manufactured in conformity with current agency regulations, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

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

Our operating results and business success depend in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations. A majority of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to it and the pharmacy benefit managers that serve many of these organizations has become important to our business. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins and our overall business and financial condition could be negatively affected.

Moreover, some of our products are not of a type generally eligible for reimbursement, primarily due to either the product’s market share being too low to be considered, cheaper generics being available, or because the product is considered over-the-counter. It is also possible that products manufactured by others could have the same effects as our products and be subject to reimbursement. If this were the case, some of our products might be unable to compete on a price basis.

ITEM 2: PROPERTIES

During 2002, we leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, pursuant to a lease expiring on January 31, 2008 with Daniel Glassman, Chairman and President, and his spouse Iris Glassman, Treasurer. During 2001 and 2000 we leased 14,100 square feet of office and warehouse space at this location. Rent expense, including our proportionate share of real estate taxes, was approximately $349,000, $223,000 and $225,000 in 2002, 2001 and 2000, respectively.

During 2002, 2001 and 2000, we rented 760 square feet of office space in Chicago, Illinois at cost of $15,000, $18,000 and $18,000, respectively. In February 2002, the lease for this facility expired.

During December 2002, we leased approximately 100 square feet of office space in Boca Raton, Florida, expiring on January 31, 2004. During 2002, rent expense was $1,000 for this location.

The lease on our Fairfield, New Jersey 6,000 square foot warehouse, is for a period from March 1, 2002 to February 28, 2003, with an option to renew and also requires payments by us for utilities and common area maintenance. We renewed this lease for a term expiring on February 28, 2004. Rent expense was approximately $50,000, $52,000 and $50,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

ITEM 3: LEGAL PROCEEDINGS

On January 29, 2003, we commenced legal proceedings against Dermik Laboratories and its parent, Aventis Pharmaceuticals, a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by us relating to 40% urea dermatological compositions and therapeutic uses. 40% urea is the key component of our CARMOL® 40 brand line.

In the complaint, filed in the United States District Court for the District of New Jersey, we state that the marketing and sale by Dermik and Aventis of the 40% urea cream, Vanamide®, infringes three of our patents, a composition patent for dermatological products comprised of 40% urea and two methodology patents for the therapeutic use of urea-based products.

In addition to a judicial determination that Dermik and Aventis have infringed our patents, we are seeking triple monetary damages for willful infringement, disgorgement of all profits realized from the sale of the infringing products and an injunction against future infringements. The court has scheduled a mid-April 2003 hearing with respect to our request for a preliminary injunction.

The timing and the ultimate final outcome of our lawsuit against Dermik and Aventis are uncertain. If a competing 40% urea product is launched, whether as a result of our current litigation against Dermik and Aventis or otherwise, our CARMOL®40 sales and profits could materially suffer.

On February 25, 2003, we filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, we allege that DPT Lakewood breached a confidentiality agreement and misappropriated our trade secrets relating to CARMOL® 40 cream. We further allege that DPT Lakewood is infringing our composition patent for dermatological products comprised of 40% urea. During 1999, we provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL® 40 cream, substantial trade secret information to a company of which we believe DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL® 40 cream. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis.

In addition to a judicial determination that DPT Lakewood infringed our patent, we are seeking triple monetary damages for willful infringement, disgorgement of all profits resulting from the infringement of our patent, punitive and other appropriate damages for misappropriation of our trade secrets and preliminary and permanent injunctions enjoining DPT Lakewood from manufacturing any urea or other product that infringes our patents.

On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against us alleging defamation arising from our Press Release Announcing Commencement of the Litigation Against DPT Lakewood. We believe this suit is without merit. We intend to vigorously defend our position.

We and certain of our subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding could not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No issues were submitted to a vote of the security holders during the fourth quarter of 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

Shares of our common stock are traded on The Nasdaq Stock MarketTM under the trading symbol “BPRX”. Our Class B common stock is not publicly traded.

The following table sets forth the high and low sales prices for shares of our common stock on The Nasdaq Stock MarketTM for the periods indicated.
	High Sale	Low Sale
Fiscal year ended December 31, 2002
First quarter	$24.00	$10.51
Second quarter	14.02	10.25
Third quarter	13.28	6.80
Fourth quarter	15.65	7.90

Fiscal year ended December 31, 2001
First quarter	$ 2.50	$ 1.31
Second quarter	5.99	2.06
Third quarter	10.77	5.10
Fourth quarter	23.25	7.31

On March 7, 2003, the last sale price for our shares of common stock as reported by the Nasdaq National Market was $12.15 per share. On March 7, 2003, there were 211 registered holders of record of shares of common stock. Based on information available, we believe that there are approximately 2,900 beneficial holders of shares of common stock held in “street” or other nominee name at such date.

We have an aggregate of 900,000 authorized shares of Class B common stock, $.01 par value per share, of which 429,752 shares were issued and outstanding at March 7, 2003. The Class B common stock is not publicly traded. The rights, preferences and limitations of the common stock and Class B common stock are equal and identical in all respects, except that the holders of the Class B common stock are entitled to elect a majority of our directors and each share of common stock entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Corporation for a vote, and each share of Class B common stock entitles the holder thereof to five votes upon certain matters (other than the election of directors) submitted to the stockholders of the Corporation for a vote.

At March 7, 2003, there were outstanding 10,172,004 shares of common stock.

Dividends

We have never declared a cash dividend. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements of Bradley Pharmaceuticals for the fiscal years 2002, 2001, 2000, 1999 and 1998. The comparability of the years presented is impacted by an intangible write-down and the recording of deferred tax benefits.
	December 31,
	2002	2001	2000	1999	1998
Statements of Operations Data:
Net sales	$39,668,973	$25,702,966	$18,557,429	$18,850,294	$15,853,002
Cost of sales	4,568,461	4,168,045	4,271,967	5,083,148	4,595,582

Gross profit	35,100,512	21,534,921	14,285,462	13,767,146	11,257,420

Selling, general and administrative	21,890,232	15,473,059	11,646,611	11,473,059	8,961,198
Depreciation and amortization	1,139,531	1,169,484	954,568	1,138,052	1,104,753
Interest expense (income)- net	(359,261)	(73,588)	248,115	235,473	200,180
Losses on short-term investments	49,535	700,000	—	—	—
Other income	—	—	—	—	(47,684)
Loss due to impairment of asset	—	—	3,897,000	—	—

	22,720,037	17,268,955	16,746,294	12,846,584	10,218,447

Income (loss) before income tax expense (benefit)	12,380,475	4,265,966	(2,460,832)	920,562	1,038,973
Income tax expense (benefit)	4,746,000	654,000	(398,000)	360,000	120,000

Net income (loss)	$ 7,634,475	$ 3,611,966	$(2,062,832)	$ 560,562	$ 918,973

Basic net income (loss) per common share	$ 0.73	$ 0.42	$ (0.26)	$ 0.07	$ 0.11

Diluted net income (loss) per common share	$ 0.67	$ 0.37	$ (0.26)	$ 0.07	$ 0.10

Number of shares used in computing basic net income (loss) per common share	10,470,000	8,570,000	7,900,000	7,970,000	8,410,000

Number of shares used in computing diluted net income (loss) per common share	11,440,000	9,660,000	7,900,000	8,020,000	8,950,000

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$26,008,816	$17,315,202	$ 453,200	$ 385,640	$ 1,417,746
Working capital	28,162,830	19,310,242	3,411,897	737,323	870,937
Total assets	43,917,100	35,601,433	17,425,536	21,047,645	21,050,013
Long-term debt	155,362	305,739	661,569	162,922	1,245,851
Stockholders’ equity	$38,193,716	$30,170,283	$11,901,480	$13,882,070	$13,871,403

Cash Flow Data:
Net cash provided by (used in) operating activities	$ 9,449,972	$ 7,653,810	$ 1,962,489	$ (21,125)	$ 993,372

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements, including the related notes, which are included in this report on Form 10-K.

OVERVIEW

We market over-the-counter and prescription pharmaceutical and health related products. Our product lines currently include dermatological brands, marketed by our wholly owned subsidiary, Doak Dermatologics, Inc., and nutritional, respiratory, and internal medicine brands marketed by our Kenwood Therapeutics division. We promote products in the dermatology and gastroenterology and, to a lesser extent, nutritional markets. All of our product lines are manufactured and supplied by independent contractors who operate under our quality control standards. Our products are marketed primarily to wholesalers, which distribute the products to retail outlets and healthcare institutions throughout the United States and selected international markets.

Our growth strategy involves acquisitions, including co-marketing and licensing agreements, of products from major pharmaceutical organizations that we believe require intensified marketing and promotional attention. We have acquired, and intend to acquire, rights to manufacture and market pharmaceutical and health related products that studies have shown to be effective and for which a demonstrated market exists, but which are not actively promoted and where the surrounding competitive environment does not necessarily include major pharmaceutical companies. In addition to acquisitions, our growth strategy involves our introduction of new products through modest research and development of existing chemical entities.

RESULTS OF OPERATIONS

Percentage of Net Revenues

The following table sets forth certain data as a percentage of net revenues for the periods indicated.
	December 31,
	2002	2001*	2000**
Net sales	100%	100%	100%
Gross profit	88.5%	83.8%	77.0%
Operating expenses	58.2%	67.5%	88.9%
Operating income (loss)	30.3%	16.3%	(11.9%)
Interest expense (income)-net	(0.9%)	(0.3%)	1.3%
Income tax expense (benefit)	12.0%	2.5%	(2.1%)

Net income (loss)	19.2%	14.1%	(11.1%)

*	Included in operating expenses are losses on short-term investments of $700,000
**	Included in operating expenses is a loss due to impairment of asset of $3,897,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales (net of all adjustments to sales) for 2002 was $39,669,000, representing an increase of $13,966,000 from 2001. The increase during 2002 primarily reflects an increase in net sales of Doak Dermatologics’ new product sales from CARMOL® 40 Gel of $4,400,000 and same product sales growth from CARMOL® 40 Cream of $4,035,000, CARMOL® 40 Lotion of $3,358,000, other CARMOL® products of $938,000, ACIDMANTLE®/LIDAMANTLE® line of products of $1,318,000 and Kenwood Therapeutics’ respiratory products of $1,172,000. The increase during 2002 was partially offset by a decline in PAMINE® net sales by Kenwood Therapeutics of $1,297,000.

The overall increases in respiratory products were primarily due to negotiation of more favorable managed care contracts and timing of wholesale purchases. The overall increases in the dermatology products, and in particular CARMOL® 40 Cream, CARMOL® 40 Lotion and ACIDMANTLE®/LIDAMANTLE® line products, were primarily due to greater promotional attention and the utilization of market research data to ensure product messages are received by the most potentially productive audiences. Due to the offering of slight discount and extended payment terms to wholesalers and increased demand for our products, we shipped during December 2002, $2,653,000 to a major customer. The sales decline in PAMINE® was primarily due to the realignment of the field force and promotional efforts towards greater growth opportunities in the area of dermatology.

Cost of Sales for 2002 was $4,568,000 representing an increase of $400,000 from 2001. The gross profit percentage for 2002 was 88%, as compared to 84% during 2001. The increase in the gross profit percentage reflects a change in our sales mix, with greater sales of Doak’s prescription products that carry a higher gross profit percentage.

Selling, General and Administrative Expenses for 2002 was $21,890,000, representing an increase of $6,417,000 compared to 2001. The increase in selling, general and administrative expenses reflect increased investment in our sales and marketing areas, with resulting increases in promotional and advertising expenses in order to implement our strategy of niche marketing Doak Dermatologics’ products and the hiring of additional executive personnel in anticipation of continued revenue growth.

Depreciation and Amortization for 2002 was $1,140,000, representing a decrease of $30,000 from 2001.

Interest Income, Net for 2002 was $359,000, representing an increase of $286,000 from 2001. The improvement was principally due to a decrease in borrowings under the revolving asset-based credit facility and an increase in interest income from short-term investments generated by investing excess cash flow from operations and proceeds from the October 30, 2001 private equity placement.

Losses on Short-Term Investments for 2002 were $50,000 in comparison to $700,000 in 2001. During 2001, we recorded a $700,000 loss related to an impairment of an investment resulting from a bank failure.

Income Tax Expense for 2002 was $4,746,000, in comparison to $654,000 in 2001. The effective tax rate was 38% in 2002 as compared to 15% in 2001 due to the reduction of the valuation allowance against our deferred tax assets of $1,043,000 recorded in 2001.

Net Income for 2002 was $7,634,000, representing an increase of $4,023,000 from 2001.

Net income for Kenwood Therapeutics for 2002 was $1,192,000, representing a decrease of $263,000 from 2001. The decrease for 2002 was principally due to a decrease in Kenwood’s net sales of $189,000 and the recording of a deferred tax benefit in 2001, which was partially offset by a decrease in selling, general and administrative expenses of $447,000 and the recording of a loss on investment of $700,000 in 2001.

Net income for Doak Dermatologics for 2002 was $6,443,000, representing an increase of $4,286,000 from the prior year. The increase was principally due to an increase in net sales and gross profit percentage. The new product sales of CARMOL® 40 Gel and same product sales growth of CARMOL® 40 Cream and ACIDMANTLE®/LIDAMANTLE® line of products primarily contributed to the increase in net sales and the gross profit percentage.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales (net of all adjustments to sales) for 2001 was $25,703,000, representing an increase of $7,146,000, or approximately 39%, from 2000. This increase primarily reflects gains resulting from Kenwood’s PAMINE® of $2,845,000 and Doak products of CARMOL®40 of $3,006,000, LIDAMANTLE® of $460,000 and new product sales from LIDAMANTLE® HC of $389,000 and CARMOL®40 Lotion of $1,336,000. The increase was partially offset by a decline in DECONAMINE® of $507,000 and BRONTEX® of $186,000. The increase in same product sales of CARMOL® 40, PAMINE® and LIDAMANTLE® was primarily due to greater promotional attention, increased sales force, the offering of slight discounts to wholesalers to encourage stocking and the utilization of market research data to ensure product messages are received by the most potentially productive audiences. Due to the offering of slight discounts to wholesalers and increased demand for our products, we shipped during December 2001, $3,090,000 of products to a major customer. The sales decline of DECONAMINE® and BRONTEX® was primarily attributable to an increase in therapeutic generic substitution, formulary restrictions, reduction in promotion, and the launch of new competitive products.

Cost of Sales for 2001 was $4,168,000, representing a decrease from 2000 of $104,000. Our gross profit percentage for 2001 was 84% as compared to 77% during 2000. The improvement in the gross profit margin reflects a change in our sales mix with greater sales of prescription products that historically carry a higher gross profit percentage. The change in the sales mix represented an increase in prescription products of CARMOL® 40, PAMINE® and LIDAMANTLE®. In addition, we benefited from cost savings due to outsourcing to more cost efficient vendors.

Selling, General and Administrative Expenses for 2001 was $15,473,000, representing an increase of $3,826,000 over 2000. The increase in selling, general and administrative expenses reflect increased investment in our sales and marketing areas, with resulting increases in promotional and advertising expenses of $1,398,000 in order to implement the Company’s strategy of niche marketing CARMOL® 40, GLUTOFAC® -ZX and PAMINE® and an increase in variable compensation from the EVA® Financial Management System of $498,000. In addition, the Company increased non-cash equity-based compensation charges relating to consulting services during 2001 of approximately $317,000.

Depreciation and Amortization Expenses for 2001 was $1,169,000, representing an increase of $214,000 as compared to 2000. The increase in depreciation and amortization expense was primarily due to equipment purchases, specifically to upgrade and install a computer network and a decrease in the remaining useful life of the BRONTEX® trademark.

Interest Income, Net for 2001 was $74,000, representing an improvement of $322,000 from 2000’s interest expense of $248,000. The improvement was principally due to a decrease in borrowings from the revolving asset-based credit facility, decrease in the acquisition note and an increase in interest income from short-term investments due to the Company’s investing excess cash.

Loss Due to Impairment of Asset for 2000 was $3,897,000. We recorded an impairment loss relating to the DECONAMINE® trademark. As a result of our strategic review process of our product lines and related intangible assets, we determined that an event or circumstance occurred. We changed our future sales forecast for the product during April 2000 after it became apparent that significant marketing attention during the Fourth Quarter 1999 had minimal impact on the product’s sales. Consequently, the fair value of the DECONAMINE® trademark was calculated on the basis of discounted estimated future cash flows and resulted in a non-cash charge of $3,897,000. This charge, which has been recorded in the consolidated statement of income, had no impact on the Company’s cash flow. No impairment loss was recorded for 2001.

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

Income Tax Expense for 2001 was $654,000, in comparison to an income tax benefit of $398,000 for 2000 or an increase in income tax expense of $1,052,000. The increase was principally due an increase in pre-tax income in fiscal 2001. During fiscal 2001 and 2000, we benefited from a reduction of the valuation allowance against our deferred tax assets of $1,043,000.

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

Net income for Kenwood Therapeutics for 2001 was $1,455,000, representing an increase of $5,485,000 from 2000’s net loss of $4,030,000. The increase was principally due to an increase in net sales of $2,513,000 and the recording of loss due to impairment of asset in 2000, which was partially offset by the recording of the loss on investment. The product PAMINE® primarily contributed to the increase in net sales, which was partially offset by a decrease in DECONAMINE® and BRONTEX®.

Net income for Doak Dermatologics for 2001 was $2,157,000, representing an increase of $190,000 from 2000. The increase was principally due to an increase in net sales of $4,633,000 and an increase in the gross profit percentage from 82% to 86%. The same product sales of CARMOL® 40 and LIDAMANTLE® and new product sales of LIDAMANTLE® HC and CARMOL®40 Lotion primarily contributed to the increase in net sales and gross profit percentage.

Liquidity and Capital Resources

Our liquidity requirements arise from working capital requirements, debt service and funding of acquisitions. We have historically met these cash requirements through cash from operations, proceeds from our line of credit, bank borrowings for product acquisitions and the issuance of common stock.

Our cash and cash equivalents and short-term investments were $26,009,000 and $17,315,000 at December 31, 2002 and 2001, respectively. Cash provided by operating activities for 2002 was $9,589,000. The sources of cash primarily resulted from net income of $7,634,000 plus non-cash charges for depreciation and amortization of $1,140,000; a decrease in deferred income taxes of $284,000; noncash compensation for consulting services of $114,000; tax benefit for exercise of non-qualified stock options and warrants of $413,000; an increase in accrued expenses of $947,000, primarily due to an increase in the rebate liability; and a decrease in accounts receivable of $162,000 resulting from increased collections. The sources of cash were partially offset by an increase in inventories of $185,000; an increase in prepaid expenses and other of $144,000; a decrease in accounts payable of $121,000, primarily due to an increase in cash payments to vendors; a decrease in income taxes payable of $704,000 due to increase in cash payments for taxes.

Cash provided by investing activities for 2002 was $1,473,000, which was primarily the result of proceeds from the sale of short-term investments of $12,369,000, partially offset by purchases of short-term investments of $10,491,000 and property and equipment of $405,000.

Cash used in financing activities for 2002 was $579,000. The financing activities for 2002 consisted primarily of a payment of long-term debt of $165,000; proceeds from exercise of stock options and warrants of $268,000; payment of financing costs of $139,000 for the new asset-based credit facility and acquisition facility with Wachovia Bank; payment of registration costs of $110,000; purchases of treasury stock of $517,000; and distributions of treasury stock of $84,000 to fund the 401(k) Plan contributions.

On November 20, 2002, the Company entered into a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. Advances under the revolving asset-based credit facility are calculated pursuant to a formula, which is based upon the Company’s eligible accounts receivable and inventory levels. Advances under the $10 million acquisition facility are pursuant to the Company finding a potential acquisition, satisfying financial covenants and, depending upon the potential size of an acquisition, Wachovia’s final approval. This loan agreement has an initial term of two years. Interest accrues on amounts outstanding at a rate equal to LIBOR plus 1.85% and the commitment fee accrues on the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. The Company’s obligations under this loan agreement have been collateralized by the Company’s grant to Wachovia of a lien upon substantially all the Company’s assets.

This loan agreement with Wachovia Bank replaces the previous loan agreement with LaSalle Business Credit, Inc., which expired on November 6, 2002. The principal differences between the new loan agreement with Wachovia and previous agreement with LaSalle is an increase in the revolving asset-based credit facility of $1.5 million, an increase in the acquisition note of $8.5 million and lower interest rates.

As of the date of this report, the Company has not borrowed any funds from the revolving asset-based credit facility or the acquisition facility.

As of the date of this report, we had the following contractual obligations and commitments:
Year ending December 31,	Operating Leases	Capital Leases(a)	Other Debt
2003	$ 542,604	$181,903	$61,478
2004	475,630	111,957	-0-
2005	462,874	30,209	-0-
2006	462,874	22,748	-0-
2007	462,874	-0-	-0-
Thereafter	38,573	-0-	-0-

	$ 2,445,429	$346,817	$61,478

(a) Lease amounts include interest and minimum lease payments

We believe that our cash and cash equivalents and cash generated from operations will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make or anticipate significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

Critical Accounting Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period covered thereby. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of financial statements. Management has discussed the development and selection of the critical accounting estimates discussed below with the Audit Committee and the Audit Committee has reviewed the Company’s disclosures relating to these estimates.

Revenue Recognition. Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns and exchanges for expired product, are established as a reduction of product sales revenues at the time such revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

We do not provide any forms of price protection to our wholesale customers and we typically permit product returns only if the product is damaged or if it is returned within six to 12 months of expiration and 12 months after expiration.

Chargebacks and rebates are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. We record an estimate of the amount either to be charged back to us, or rebated to the end user, at the time of sale to the wholesaler. We have recorded reserves for chargebacks, returns and rebates based upon various factors, including current contract prices, historical trends and future expectations. The amount of actual chargebacks, returns and rebates claimed could differ (either higher or lower) from the amounts we accrued. Changes in estimate would be recorded in the income statement in the period of the change.

Intangible assets and goodwill. We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We assess the impairment of identifiable intangibles (including goodwill prior to January 1, 2002) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which eliminated the amortization of purchased goodwill, resulting in an increase in pretax income of approximately $119,000 for the fiscal year ended December 31, 2002. Adoption of this standard did not have a material effect on the Company’s financial statements. Upon adoption of SFAS No. 142, we performed an impairment test of our goodwill (amounting to $289,328 at January 1, 2002) and determined that no impairment of the recorded goodwill existed. The fair value of the reporting unit was calculated on the basis of discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed the test at December 31, 2002, and noted that no impairment existed.

As of January 1, 2002, we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no effect on our financial statements.

Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2001, we determined that no deferred tax asset valuation allowance was necessary and eliminated previously established valuation allowance. We believe that our projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Impact of Inflation

We have experienced only moderate price increases under our agreements with third-party manufactures as a result of raw material and labor price increases. We have passed these price increases along to our customers. However, there can be no assurance that possible future inflation would not impact our operations.

Seasonality

Sales of certain non-focused products, such as cough and cold products, increase between October and March due to the cold and flu season. We expect the impact of seasonality to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales for the foreseeable future.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption is not expected to have a material impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the proforma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. We have historically not issued guarantees and we do not anticipate adoption disclosure requirements of FIN 45 to have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk

Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of ENTSOL® Spray are made in Euros. We expect to make purchases several times per year. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on import purchases could be adversely affected in the future by the relationship of the U.S. dollar to foreign currencies. In addition, foreign currency fluctuations can have an adverse effect upon exports, even though we recognize sales to international distributors in U.S. dollars. Foreign currency fluctuations can directly affect the marketability of our products in international markets.

To the extent that we borrow under our credit facility with Wachovia Bank, we will experience market risk with respect to changes in the applicable interest rates and its effect upon our interest expense. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense.

As of the date of this report, we had the following outstanding debt with fixed rate interest and no outstanding debt with variable interest rates.
Year ending December 31,	Debt(a)	Average Fixed Rate Interest
2003	$243,381	8.68%
2004	111,957	8.38%
2005	30,209	6.70%
2006	22,748	6.73%
2007	-0-	N/A
Thereafter	-0-	N/A

(a) Debt amounts include interest and minimum debt payments

We are also exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Stock prices of emerging growth pharmaceutical and micro-cap companies such as ours fluctuate significantly. In particular, our stock price during the year 2002 has fluctuated from a low of $6.80 to a high of $24. A variety of factors that could cause the price of our common stock to fluctuate, perhaps substantially, include:
•	announcements of developments related to our business;
•	quarterly fluctuations in our actual or anticipated operating results;
•	general conditions in the pharmaceutical and healthcare industries;
•	new products or product enhancements by us or our competitors;
•	developments in patents or other intellectual property rights and litigation; and
•	developments in our relationships with our customers and suppliers.

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

In addition, in recent years there have been extreme fluctuations in the stock market in general and the market for shares for small capitalization and emerging growth pharmaceutical companies in particular. These fluctuations were sometimes unrelated to the operating performance of the affected companies, such as general market conditions and world events. Any such fluctuations in the future could reduce the market price of our common stock. We do not know whether the market price of our common stock will decline or not.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related financial statement schedule at December 31, 2002 and 2001, and for each of the three years ended December 31st and the Independent Auditors’ Report thereon, are contained on pages F-1 through F-37 of this report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:
	Age	Position(s)
Daniel Glassman	60	Chairman of the Board, President and Chief Executive Officer

Michael Bernstein	43	Director and Chairman of the Audit Committee

Andre Fedida, M.D.	47	Director

Iris Glassman	60	Treasurer and Director

Bruce Simpson	61	Secretary and Director

Alan Wolin, Ph.D.	70	Director

Dileep Bhagwat, Ph.D.	52	Vice President, Research and Development

Robert Corbo	48	Vice President, Quality Assurance and Regulatory Affairs

Edwin Diaz	40	Vice President, Operations

Bradley Glassman	29	Vice President, Sales and Marketing

Gene Goldberg	65	Sr. Vice President, Marketing and Business Planning

Anthony Griffo	52	Vice President, Human Resources

Ralph Landau, Ph.D.	42	Vice President, Chief Scientific Officer

Kim Lazarus	45	Vice President, Creative Services

R. Brent Lenczycki	31	Vice President, Chief Financial Officer

H. Jurgen van den Woldenberg, Ph. D.	45	Executive Vice President, General Manager of Kenwood Therapeutics

Daniel Glassman is our founder and has served as our Chairman of the Board and Chief Executive Officer since the Company’s inception in January 1985. Mr. Glassman has also served as our President since February 1991. Mr. Glassman, a registered pharmacist, is also Chairman of the Board of Medimetrik, Inc. (formerly Banyan Communications Group, Inc.), a communications company founded by Mr. Glassman. Mr. Glassman has had a 35 year career in the pharmaceutical industry, including executive managerial positions with companies and major specialty advertising agencies serving the largest pharmaceutical companies. Mr. Glassman is also Chairman of the Board, President and Chief Executive Officer of Doak Dermatologics, Inc., Bradley Pharmaceuticals (Canada), Inc. and Bradley Pharmaceuticals, Overseas, Ltd., Inc., our subsidiaries. In 1995, Mr. Glassman was awarded the Ernst & Young LLP Entrepreneur of the Year in New Jersey.

Michael Bernstein has served as one of our Directors and the Chairman of the Audit Committee since January 2003. Mr. Bernstein, who holds the position of Managing Director for Geller and Company’s Emerging Business Group as of 2001, brings 21 years of experience with middle market growth companies. Mr. Bernstein was a partner with Grant Thornton from 1991 to 2001 and held the positions of U.S. Resident Partner in the United Kingdom, International Practice Partner, Audit Department Head, and Partner-in-charge of Grant Thornton’s National Technology Industry Practice. He is a frequent speaker at venture and other financial conferences and a published author. Mr. Bernstein is a member of the Association for Corporate Growth, the New York Media Association, the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants, and the New Jersey Society of Certified Public Accountants.

Andre Fedida, M.D. has served as one of our directors since May 2002. Dr. Fedida is a doctor of internal medicine currently practicing in Newark, New Jersey. He is also currently on faculty as Assistant Professor of Medicine at Seton Hall University and Saint Michael’s Medical Center. Dr. Fedida received his B.S. from City University of New York at Queens College and received his M.D. from Saint George University. Dr. Fedida performed his internship, residency and Fellowship at Saint Michael’s Medical Center in Newark, New Jersey. Dr. Fedida is a member of the American Medical Association, American College of Physicians, American College of Gastroenterology and the American Society of Gastrointestinal Endoscopy.

Iris Glassman has served as our Treasurer since the Company’s inception in 1985. Mrs. Glassman, the spouse of Mr. Daniel Glassman, has also served as one of our directors since January 1985. Mrs. Glassman has over 20 years of diversified administrative and financial management experience.

Bruce Simpson has served as our Secretary since June 2000 and one of our directors since January 2000. Since August 1999, Mr. Simpson has headed a private consulting firm, B.W. Simpson & Associates, that specializes in marketing and business development in the healthcare industry. Prior to founding his own healthcare consulting firm, from July 1998 to July 1999, Mr. Simpson was President of Genpharm, Inc. and subsequently the President and CEO of Medeva Pharmaceuticals. Previous to those positions, Mr. Simpson served in the capacity of Vice President of Sales & Marketing, and Executive Vice President of Ethical Pharmaceuticals, for Fisons Corporation. Mr. Simpson received an M.B.A. from the University of Hartford. He has been affiliated with the American Academy of Allergy and was a Board Member of Menley & James Pharmaceuticals.

Alan Wolin, Ph.D. has served as one of our directors since May 1997. Since 1988, Dr. Wolin has served as an independent consultant to various companies in the food, drug and cosmetic industries. Prior to 1987, Dr. Wolin served M&M/Mars, the world’s largest candy company, in various capacities, including Director of Consumer Quality Assurance and Quality Coordination. In his capacity as Director of Consumer Quality Assurance and Quality Coordination, Dr. Wolin was responsible for ensuring consumer quality and addressing public health issues relating to M&M/Mars’ products.

Dileep Bhagwat, Ph.D. has served as our Vice President, Research and Development since January 2003. From September 1999 to December 2002, Dr. Bhagwat served as our Vice President and Chief Scientific Officer. Previously, Dr. Bhagwat was employed at Penwest Pharmaceuticals from 1994 to 1999, in various capacities, including Vice President, Scientific Development and Regulatory Affairs. Prior to that appointment, Dr. Bhagwat was Assistant Director of Pharmaceutical Development at Purdue Frederick Research Center. Dr. Bhagwat holds an M.S. and Ph.D. in Industrial Pharmacy from St. John’s University and an M.B.A. from Pace University.

Robert Corbo has served as our Vice President, Quality Assurance and Regulatory Affairs, since July 2000. From 1997 through June 2000, Mr. Corbo served as our Vice President, Quality Assurance. From March 1993 to December 1996, Mr. Corbo has also served as our Quality Assurance/Control Director. From 1989 to 1993, Mr. Corbo served as Quality Assurance/Control Manager for Par Pharmaceuticals, a New York based generic pharmaceutical manufacturer.

Edwin Diaz has served as our Vice President, Operations, since September 2002. From 2000 to 2002, Mr. Diaz held the position of Vice President, Finance, and Chief Financial Officer of MOVA Laboratories in Cranbury, New Jersey. Between 1996 and 2000, Mr. Diaz served as Vice President and Chief Financial Officer of Enamelon, Inc. Prior to joining Enamelon, Mr. Diaz held the position of Controller of Nycor, Inc., in Basking Ridge, NJ, from

1994 to 1996, and Lancer Industries, Inc., in New York City, between 1990 and 1994.

Bradley Glassman has served as our Vice President, Sales and Marketing, since July 2001. From April 2000 through June 2001, Mr. Glassman served as our Vice President, Marketing. In addition, from January 1998 to March 2000, Mr. Glassman has served as our Director of Corporate Development and as a Corporate Development Analyst from May 1996 to December 1997. In 1996, Mr. Glassman received a Masters of Business Administration from Tulane University. Mr. Glassman is the son of Daniel and Iris Glassman.

Gene Goldberg has served as our Senior Vice President, Marketing and Business Planning, since January 1997. From 1984 to 1996, Mr. Goldberg held the position of Executive Vice President for Daniel Glassman Advertising. From 1979 to 1984, Mr. Goldberg served as Vice President and Account Supervisor for William Douglas McAdams. Prior to 1979, Mr. Goldberg served as Senior Product Manager for USV Pharmaceutical Corporation, a division of Revlon Healthcare Group, and Project Director in Market Research at McAdams, Geigy Pharmaceutical Company and Lea-Mendota Research Group.

Anthony Griffo has served as our Vice President, Human Resources, since February 2002. Mr. Griffo has 20 years of experience in human resources administration as well as compiling and delivering image-enhancing training programs. His responsibilities also include managing Investor Relations. Mr. Griffo joined Bradley in 1998 as Human Resources Manager. From 1989 to 1998, Mr. Griffo was President and owner of Career Referral in North Haledon, New Jersey. Between 1975 and 1989, Mr. Griffo held the positions of Operations/Human Resources Director, Director of Communications, Manager of Input/Output Control, Director of Payroll, and Labor Relations Administrator for Vornado, Inc., in Garfield, New Jersey.

Ralph Landau, Ph.D. has served as Vice President and Chief Scientific Officer since January 2003. Dr. Landau joined Bradley in October 2002 as Vice President, Manufacturing. From 2001 to 2002, Dr. Landau served as Director, Program Management/Business Development for Elan Pharmaceutical Technologies. From 1997 to 2001, Dr. Landau held the positions of Associate Director, Drug Supply Management, Associate Director, Project Management, and Associate Director, Process Technologies for Novartis Pharmaceuticals. Additionally, Dr. Landau has published articles in 28 peer-reviewed publications and is a sought-after presenter. Dr. Landau holds a Ph.D. from the University of Delaware and serves on the advisory committees for Rutgers University and the New Jersey Institute of Technology.

Kim Lazarus has served as Vice President, Creative Services, since February 2003. From 1993 to 2002, Ms. Lazarus was with Novartis Consumer Health where she held the position of Category Director. During her tenure with Novartis, Ms. Lazarus was responsible for OTC Business Development, Rx to OTC brand transition strategies, cough/cold/allergy/sinus brands, and smoking cessation brands. Ms. Lazarus began her career in 1980 with Proctor and Gamble and has served as Product Manager for CPC International/Best Foods between 1985 and 1987 and Becton Dickinson between 1987 and 1991, and as Marketing Manager and Manager, Strategic Planning and New Business Development for Tambrands, Inc., from 1991 to 1993. Ms. Lazarus holds an MBA in Marketing from Owen Graduate School and a BS in Economics from Vanderbilt University.

R. Brent Lenczycki, CPA has served as Vice President and Chief Financial Officer since January 2001. Since joining Bradley Pharmaceuticals in 1998, Mr. Lenczycki has held the positions of Manager of Finance and Purchasing, Director of Finance and Vice President, Finance. From 1995 to 1998, Mr. Lenczycki held positions in public accounting at Arthur Andersen LLP in Philadelphia, PA, and prior to 1995, as an internal auditor for Harrah’s Hotel and Casino in Atlantic City, New Jersey. Mr. Lenczycki holds a Masters of Business Administration from Tulane University.

H. Jurgen van den Woldenberg, Ph. D. has served as Executive Vice President and General Manager of Kenwood Therapeutics since June 2002. Prior to joining Bradley, Dr. Woldenberg founded DIRECT Consulting in 2002, a process consulting company serving the pharmaceutical and biotech industries. Dr. Woldenberg began his career in 1987 with Hoechst, later Aventis Pharmaceuticals, where he remained until 2002. At Aventis, he held the positions of Product Manager, Regional Business Manager, Director, Global Marketing, Anti-Infectives, Director, Global Marketing, New Products Rheumatology, Immunology and Bone Disease, and Senior Director, Global Marketing, Head of Decision Analysis.

Our directors are scheduled to hold office until the next Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified.

The Board of Directors has designated from among its members an Audit Committee, which currently consists of Mr. Bernstein, Dr. Fedida, Mr. Simpson and Dr. Wolin. The Audit Committee, which reviews our financial and accounting practices and controls, held six (6) meetings during 2002.

The Board of Directors has also designated from among its members a Compensation Committee, which consists of Mr. Daniel Glassman, Mrs. Glassman and Dr. Wolin. The Compensation Committee, which approves executive compensation, held one meeting during 2002. Except for Mr. and Mrs. Glassman, no member of the Compensation Committee was at any time during 2002, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3,4, and 5 and amendments thereto furnished to the Company for 2002 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended, and written representations from reporting persons that all required reports had been filed, the Company believes that all reporting persons filed the required reports on a timely basis.

Comparative Stock Performance

The Comparative Stock Performance graph below compares the cumulative Stockholder return on the Common Stock of the Company for the period from December 31, 1997 through the year ended December 31, 2002 with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock market (U.S. Companies) (the “Nasdaq Composite Index”), and (ii) the Nasdaq Pharmaceutical Index (assuming the investment of $100 in the Company’s Common Stock, the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index on December 31, 1997 and reinvestment of all dividends). Measurement points are on the last trading day of the Company’s years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002.

[GRAPHIC OMITTED]

Bradley Pharmaceuticals, Inc.	100	59.38	54.69	70.31	1037.5	651.5

Nasdaq Composite Index	100	141	261.98	157.58	125.03	86.38

Nasdaq Pharmaceutical Index	100	126.94	239.39	298.55	254.43	164.31

ITEM 11: EXECUTIVE COMPENSATION

The following table shows all of our cash compensation paid, as well as certain other compensation paid or accrued during the years ended December 31, 2002, 2001 and 2000, to Daniel Glassman, President and Chief Executive Officer and four other highest paid executive officers. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during 2002 to the executive officers named in the following table except as set forth below:

Summary Compensation Table
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	No. of Shares Underlying Options(1)
Daniel Glassman	2002	$285,300	$218,800	315,000(2)
President and	2001	$237,900	$209,000	68,833(3)
Chief Executive Officer	2000	$192,500	$130,900	359,589(4)

Dileep Bhagwat, Ph.D.	2002	$134,900	$ 48,300	-0-
Vice President	2001	$125,300	$ 50,600	2,630(5)
Research and Development	2000	$115,100	$ 30,300	-0-

Bradley Glassman	2002	$146,200	$ 56,300	-0-
Vice President	2001	$121,000	$ 52,300	64,631(6)
Sales and Marketing	2000	$ 98,000	$ 29,540	18,000(7)

Gene Goldberg	2002	$172,000	$ 79,500	18,000(8)
Senior Vice President	2001	$152,400	$ 79,900	12,199(9)
Marketing and Business	2000	$149,200	$ 58,740	-0-
Planning

R. Brent Lenczycki	2002	$119,600	$ 46,800	-0-
Vice President	2001	$100,200	$ 42,400	79,417(10)
Chief Financial Officer	2000	$ 84,500	$ 26,100	-0-

(1)	All of these options are exercisable into shares of common stock.
(2)	These options are exercisable after March 22, 2003, 2004, and 2005 for 105,000, 105,000 and 105,000 shares, respectively, at an exercise price of $13.126 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on March 21, 2007.
(3)	Of these shares, 25,000 underlie options granted on February 23, 2001. These options are exercisable on the grant date with an exercise price of $2.17 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on February 22, 2006. An additional 12,554 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share. These options will expire on July 8, 2006. The remaining 31,279 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.
(4)	Of these shares, 18,000 underlie options granted on September 12, 2000 to replace a like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable after September 12, 2001, 2002, 2003 for 6,000, 6,000 and 6,000 shares, respectively, at an exercise price of $1.41 per share, 110% of the fair market value for shares of common stock on the date of the grant. These options will expire on September 11, 2005. The remaining 341,589 shares underlie options granted on December 15,2000 to replace like number of options previously granted to Mr. Glassman, which expired by their terms. These options are exercisable immediately at an exercise price of $1.44 per share, 110% of the fair market value for shares of common stock on the date of grant. These options will expire on December 4, 2005.

(5)	Of these shares, 753 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share and will expire on July 8, 2006. The remaining 1,877 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.
(6)	Of these shares, 60,000 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2002, 2003, 2004 for 20,000, 20,000 and 20,000 shares, respectively, at an exercise price of $7.05 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on July 8, 2011. An additional 1,326 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share. These options will expire on July 8, 2006. The remaining 3,305 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.
(7)	These options are exercisable after December 8, 2001, 2002, 2003 for 6,000, 6,000 and 6,000 shares, respectively, at an exercise price of $1.38 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on December 8, 2010.
(8)	These options are exercisable after July 26, 2002 and June 23, 2003 for 9,000 and 9,000 shares, respectively, at an exercise price of $9.32 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on July 25, 2012.
(9)	Of these shares, 3,494 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share and will expire on July 8, 2006. The remaining 8,705 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.
(10)	Of these shares, 15,000 underlie options granted on March 30, 2001. These options are exercisable after March 30, 2002, 2003, 2004 for 5,000, 5,000 and 5,000 shares, respectively, at an exercise price of $2.00 per share, the fair market value for shares of common stock on the date of the grant. These options will expire on March 30, 2011. An additional 60,000 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2002, 2003, 2004 for 20,000, 20,000 and 20,000 shares, respectively, at an exercise price of $7.05 per share, the fair market value for shares of common stock on the date of grant. These options will expire on July 8, 2011. An additional 1,265 underlie options granted on July 9, 2001. These options are exercisable after July 9, 2003, at an exercise price of $10.58 per share. These options will expire on July 8, 2006. The remaining 3,152 shares underlie options granted on July 9, 2001. These options are exercisable anytime prior to July 9, 2003 at an exercise price of $8.81 per share and will expire on July 8, 2004.

We have no defined benefit or defined contribution retirement plans other than the 401(k) Plan established under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to the 401(k) plan are voluntary and all employees are eligible to participate. The 401(k) plan permits the Company to match employee contributions, and the Company makes matching contributions, at 25% of the first 6% of gross pay that each employee contributes to the plan.

Stock Options

Bradley’s stock option plans provide for the grant of stock options to key employees and key consultants. Options may be either incentive stock options or non-qualified stock options. The plans are administered by the Stock Option and Compensation Committee appointed by the Board of Directors.

The following table sets forth information concerning outstanding options to purchase shares of our common stock granted by us, to during 2002, our executive officers listed in the Summary Compensation Table above. Neither options to purchase shares of Class B common stock nor stock appreciation rights were granted by us during 2002. The exercise prices for all options reported below are not less than 100% of the per share market prices for common stock on their dates of grant.

Option Grants in 2002 Individual Grants
					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation (1)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2002	Exercise or Base Price ($/Sh)	Expiration Date	0% ($)	5% ($)	10% ($)
Daniel Glassman	315,000	64.22%	13.126	03/21/07	-0-	662,700	5,614,900

Dileep Bhagwat, Ph.D.	-0-	0%	N/A	N/A	N/A	N/A	N/A

Bradley Glassman	-0-	0%	N/A	N/A	N/A	N/A	N/A

Gene Goldberg	18,000	3.67%	9.32	07/25/12	-0-	105,500	267,400

R. Brent Lenczycki	-0-	0%	N/A	N/A	N/A	N/A	N/A

(1)	The potential realizable value portion of the table illustrates amounts that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded annual rates of stock price appreciation over the scheduled life of the options. This table does not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting schedules. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and are not intended to forecast possible future appreciation, if any, of our stock price. The column indicating 0% appreciation is included to reflect the fact that a zero percent gain in stock price appreciation from the market price of the common stock on the date of grant will result in zero dollars for the optionee. No gain to the optionees is possible without an increase in stock price, which will benefit all shareholders commensurately. Dollar amounts shown are not discounted to present value.

Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership.

The following table presents the value, on an aggregate basis, as of December 31, 2002, of outstanding stock options held and the stock options exercised during the fiscal 2002 by our executive officers listed in the Summary Compensation Table above.

Aggregated Option Exercises in 2002 And Year-End Option Values
			Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options atYear-End(2)
Name	Number of Shares Acquired on Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Glassman	-0-	-0-	733,589	364,833	$8,490,663	$232,479

Dileep Bhagwat	4,000	$81,145	8,000	2,630	$95,490	$9,766

Bradley Glassman	15,000	$286,594	26,000	50,631	$189,530	$326,326

Gene Goldberg	2,400	$21,510	51,296	21,199	$523,980	$78,685

R. Brent Lenczycki	-0-	-0-	31,000	54,417	$239,805	$365,901

(1)	Value realized is calculated based on the closing price of the common stock of the underlying shares on the date of exercise, minus the exercise price and assumes the sale of all the underlying shares.
(2)	Value of unexercised in-the-money options is calculated based on the market value of the underlying shares, minus the exercise price and assumes the sale of all the underlying shares on December 31, 2002, at a price of $13.03, which was the closing price of the common stock on that date.

Equity Compensation Plan Information
	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,786,123	$5.44	2,486,699
Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	1,786,123	$5.44	2,486,699

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We do not have any employment contracts or termination of employment or change-in-control arrangements with any of our executive officers.

Other Compensations Plans

In 1998, we initiated the Stern Stewart EVA® Financial Management System. EVA®, Economic Value Added, is defined as essentially net income less a charge for the capital that is employed in the business. Based upon the change in EVA® from the current year to the previous year, a portion of the change in profitability is distributed to all our employees. All bonuses distributed to executive officers listed in the Summary Compensation Table above were based upon the EVA® Financial Management System.

Compensation of Directors

Directors who are not officers or employees receive a director’s fee of $750 for each meeting of the Board of Directors, or a committee thereof, attended by such director, plus out-of-pocket costs. Directors who are also officers or employees receive no additional compensation for their services as directors.

Compensation Committee Report

The Compensation Committee is responsible for the oversight of the compensation of our executive officers and administration of our stock option plans. Our executive officers’ compensation is composed of salary, stock options and cash bonuses. Daniel Glassman, our Chairman and Chief Executive Officer, recommends the annual salary and any cash bonus for each executive officer other than himself. The Compensation Committee approves Daniel Glassman’s annual salary and stock option distributions. In the case of an increase in salary or bonus to other executive officers, Mr. Glassman approves the increase. Mr. Glassman applies the largely subjective and non-quantitative criteria discussed below in evaluating compensation and has not assigned any particular numerical weight to these factors. The salary of an executive officer is determined by the significance of the position to our company, individual experience, talents and expertise, tenure with our company, cumulative contribution to our company’s success, individual performance as it relates to effort and achievement of progress toward particular objectives for the executive officer and to Bradley’s immediate and long-term goals, and information gathered as to comparable companies in the same industry as the Company. Due to Bradley’s phase of growth and development, in addition to its goal of increasing profitability, other elements of performance that are used in structuring executive compensation levels are increases in revenues, new product introductions, progress in research and development, raising new capital if necessary, strategic alliances, customer service values, cost-effective operation and the personal commitment to Bradley’s ideals and mission. This committee believes the compensation of our executive officers is generally comparable to the range of compensation data obtained when we gathered data as to comparable companies. However, this belief should be considered in light of the facts that the elements of compensation of such comparable companies are not necessarily directly comparable to those of our company. The amount awarded to a particular executive officer is based upon Bradley’s overall performance as described above, individual performance, the particular executive officer’s base salary level, and overall equity and fairness.

We grant stock options to our executive officers to link the interests and risks of our executive officers with those of our shareholders. The executive officers granted options receive value as the price of our stock increases. We base our decisions on Bradley’s performance and the individual’s performance as discussed above, base salary and bonus levels, the amount of prior option grants, length of service, and overall equity and fairness.

For fiscal 2002, Daniel Glassman, Chairman of the Board and Chief Executive Officer, received an annual salary of $285,300, was paid a bonus of $218,800, and was granted options to purchase 315,000 shares of common stock in fiscal 2002 (at an exercise price of $13.126 per share, which was the fair market value of Bradley shares on the date the options were granted). We made these decisions based upon a subjective analysis of his contributions to Bradley improved performance in the most recent fiscal year, and the above noted criteria. The committee did not assign any particular numerical weight to any of these matters.

March 28, 2003	Compensation Committee Daniel Glassman Iris Glassman Alan Wolin, Ph.D.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2002, regarding the ownership of our common stock and Class B common stock by (i) each director, (ii) the executive officers named in the Summary Compensation Table set forth elsewhere in this document, (iii) each beneficial owner of more than five percent of common stock and Class B common stock known by us and (iv) all directors and executive officers, as a group, and the percentage of outstanding shares of common stock and Class B common stock beneficially held by them on that date.

Since each share of Class B common stock may be converted at any time by the holder into one share of common stock, the beneficial ownership rules promulgated under the Securities Exchange Act of 1934, as amended, require that all shares of common stock issuable upon the conversion of Class B common stock by any stockholder be included in determining the number of shares and percentage of common stock held by such stockholder.

	Amount and Nature of Beneficial Owner(1)(2)		Percent of Class(2)
Name of Address of Beneficial Owner	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Daniel Glassman	1,230,476(3)	392,469(4)	4.75%	91.32%

Michael Bernstein	-0-	-0-	*	*

Andre Fedida, M.D.	-0-	-0-	*	*

Iris Glassman	250,673(5)	16,403(6)	*	3.82%

Bruce Simpson	2,606(7)	-0-	*	*

Alan Wolin, Ph.D.	88,941(8)	-0-	*	*

Dileep Bhagwat, Ph.D.	12,502(9)	-0-	*	*

Robert Corbo	6,531	-0-	*	*

Bradley Glassman	104,379(10)	20,880	*	4.86%

Gene Goldberg	66,678(11)	-0-	*	*

Anthony Griffo	10,445(12)	-0-	*	*

R. Brent Lenczycki	43,666(13)	-0-	*	*

H. Jurgen van den Woldenberg, Ph. D.	32	-0-	*	*

First Manhattan Capital Management 437 Madison Avenue, 31st Floor New York, NY 10022-7297	524,200	-0-	5.01%	*

All executive officers and Directors as a group (13 Persons)	1,816,929 (3)(5) (7) (8)(9) (10)(11)(12)(13)	394,634(4)(6)	8.01%	100%

*	Represents less than one percent

(1)	Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.
(2)	Each named person and all executive officers and directors, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each stockholder’s name under the columns Common Stock includes shares of common stock issuable upon exercise of presently exercisable warrants and stock options and shares of common stock issuable upon conversion of shares of Class B common stock. The shares of common stock so issuable upon such exercise, exchange or conversion by any such stockholder are not included in calculating the number of shares or percentage of common stock beneficially owned by any other stockholder.
(3)	Includes 392,469 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares, 77,403 shares are owned indirectly by Mr. Glassman through affiliates and 733,589 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman’s affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his spouse, Iris S. Glassman.
(4)	Includes 25,738 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman’s affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris S. Glassman, Mr. Glassman’s spouse.
(5)	Includes 16,403 shares issuable upon conversion of a like number of shares of Class B common stock, 4,000 shares owned indirectly by Mrs. Glassman through affiliates, 27,100 shares owned indirectly by Mrs. Glassman as trustee for her children’s and grandchildren’s trusts and 150,878 shares underlying presently exercisable options, and 12,600 shares underlying presently exercisable options which are indirect beneficial ownership by Mrs. Glassman’s children (excluding Bradley Glassman). Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her husband, Daniel Glassman.
(6)	Mrs. Glassman disclaims beneficial ownership over all shares of Class B common stock beneficially owned by her spouse, Daniel Glassman.
(7)	Includes 2,000 shares underlying presently exercisable options.
(8)	Includes 20,300 shares underlying presently exercisable options.
(9)	Includes 8,000 shares underlying presently exercisable options.
(10)	Includes 20,880 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares 26,000 shares underlie presently exercisable options.
(11)	Includes 51,296 shares underlying presently exercisable options.
(12)	Includes 1,500 shares underlying presently exercisable options.
(13)	Includes 31,000 shares underlying presently exercisable options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2002, 2001 and 2000, we received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (formerly Banyan Communications Group, Inc.), an affiliate, in the amount of $109,329, $167,377 and $215,190, respectively. Daniel and Iris S. Glassman, directors and shareholders, are majority owners of Medimetrik, Inc.

During 2002, we leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, pursuant to a lease expiring on January 31, 2008 with Daniel and Iris Glassman. During 2001 and 2000 we leased 14,100 square feet of office and warehouse space at this location. Rent expense, including our proportionate share of real estate taxes, was approximately $349,000, $223,000 and $225,000 in 2002, 2001 and 2000, respectively.

On January 3, 2000, we advanced $100,000 to Daniel Glassman, pursuant to a promissory note bearing interest at 8.25% per annum. The accrued interest and principal was due in full, three years from the execution date, except that fifty percent of all future bonus payments would be applied first to accrued interest, then to principal. On January 1, 2002, Mr. Glassman owed $71,420 in principal and interest from this promissory note. During March 2002, Mr. Glassman paid the remaining outstanding principal and interest in full.

Bruce Simpson, a member of the Board of Directors, provides consulting services to us with respect to marketing, sales, and corporate development. His related consultant expense was approximately $24,000, $34,000 and $8,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ITEM 14: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing date of this report. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls since their evaluation.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial statement schedule See Schedule II located at page S-1

(b)	Reports on Form 8-K

Form 8-K filed on December 12, 2002 relating to the Company’s credit facility with Wachovia Bank.

(c)	Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)

3.2	By-laws of the Registrant, as amended (Incorporated by reference to the Company’s Proxy Statement for the 1998 Annual Meeting)

4.1	Placement Agent’s Unit Purchase Option (Incorporated by reference to the Company’s Proxy Statement for the 1998 Annual Meeting)

10.1	1990 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.28	Loan and Security Agreement with Wachovia Bank dated November 20, 2002 (Incorporated by reference to Exhibit 10.28 to the Company’s Form 8-K filed on December 12, 2002)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)

23.1	Consent of Independent Certified Public Accountants

24.1	Power of Attorney (see signature page)

99.1	Certifications

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Glassman and R. Brent Lenczycki, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

SIGNATURES

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)
Date: March 28, 2003	/s/ Daniel Glassman

Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2003	/s/ R. Brent Lenczycki, CPA

R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
DATE	SIGNATURE	TITLE
March 28, 2003	/s/ Daniel Glassman (Daniel Glassman)	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)

March 28, 2003	/s/ R. Brent Lenczycki (R. Brent Lenczycki)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 28, 2003	/s/ Michael Bernstein (Michael Bernstein)	Chairman of the Audit Committee and Director

March 28, 2003	/s/ Dr. Andre Fedida (Andre Fedida)	Director

March 28, 2003	/s/ Iris S. Glassman (Iris S. Glassman)	Treasurer and Director

March 28, 2003	/s/ Bruce W. Simpson (Bruce W. Simpson)	Secretary and Director

March 28, 2003	/s/ Alan G. Wolin (Dr. Alan Wolin)	Director

CERTIFICATIONS

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Daniel Glassman, certify that:

1. I have reviewed this annual report on Form 10-K of Bradley Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/Daniel Glassman Daniel Glassman President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, R. Brent Lenczycki, certify that:

1. I have reviewed this annual report on Form 10-K of Bradley Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/R. Brent Lenczycki

R. Brent Lenczycki Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders Bradley Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations, and their consolidated shareholders’ equity and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

New York, New York February 24, 2003 (except for Note J.3 as to which the date is March 6, 2003)

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$20,820,725	$10,337,214
Short-term investments	5,188,091	6,977,988
Accounts receivable - net of allowances	3,096,433	3,258,255
Inventories	2,165,727	1,980,368
Deferred tax asset	1,339,755	1,261,912
Prepaid expenses and other	804,563	619,916
Prepaid income taxes	315,558	—

Total current assets	33,730,852	24,435,653
PROPERTY AND EQUIPMENT, NET	915,681	797,992
INTANGIBLE ASSETS, NET	6,059,143	6,892,412
GOODWILL	289,328	289,328
DEFERRED TAX ASSET	2,787,479	3,149,730
OTHER ASSETS	134,617	36,318

	$43,917,100	$35,601,433

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31,
CURRENT LIABILITIES	2002	2001
Current maturities of long-term debt	$ 224,510	$ 219,544
Accounts payable	1,750,901	1,872,084
Accrued expenses	3,592,611	2,645,498
Income taxes payable	—	388,285

Total current liabilities	5,568,022	5,125,411

LONG-TERM DEBT, less current maturities	155,362	305,739

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized, 2,000,000 shares; issued - none	—	—
Common stock, $.01 par value, authorized, 26,400,000 shares; issued 10,836,018 shares in 2002, 10,701,739 shares in 2001	108,360	107,018
Common stock, Class B, $.01 par value, authorized, 900,000 shares; issued 429,752 shares in 2002 and 2001	4,298	4,298
Additional paid-in capital	31,153,596	30,400,772
Accumulated other comprehensive gain (loss)	98,323	(39,293)
Retained earnings	8,569,062	934,587
Treasury stock - common stock - at cost (793,195 shares in 2002 and 747,725 shares in 2001)	(1,739,923)	(1,237,099)

	38,193,716	30,170,283

	$43,917,100	$35,601,433

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
Net sales	$39,668,973	$25,702,966	$18,557,429
Cost of sales	4,568,461	4,168,045	4,271,967

	35,100,512	21,534,921	14,285,462

Selling, general and administrative expenses	21,890,232	15,473,059	11,646,611
Depreciation and amortization	1,139,531	1,169,484	954,568
Interest expense (income) – net	(359,261)	(73,588)	248,115
Losses on short-term investments	49,535	700,000	—
Loss due to impairment of asset	—	—	3,897,000

	22,720,037	17,268,955	16,746,294

Income (loss) before
income tax expense (benefit)	12,380,475	4,265,966	(2,460,832)
Income tax expense (benefit)	4,746,000	654,000	(398,000)

NET INCOME (LOSS)	$ 7,634,475	$ 3,611,966	$ (2,062,832)

Net income (loss) per common share
Basic	$ 0.73	$ 0.42	$ (0.26)

Diluted	$ 0.67	$ 0.37	$ (0.26)

Weighted average number of common shares
Basic	10,470,000	8,570,000	7,900,000

Diluted	11,440,000	9,660,000	7,900,000

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock, $.01 par value		Class B common stock, $.01 par value		Additional paid in capital	Accumulated other comprehensive gain (loss)	Retained earnings (accumulated deficit)	Treasury stock		Total

	Shares	Amount	Shares	Amount				Shares	Amount

Balance at December 31, 1999	8,199,683	$ 81,997	431,552	$4,316	$15,518,146	$ —	$(614,547)	766,425	$ (1,107,842)	$13,882,070

Stock options exercised	5,000	50			3,387					3,437
Shares issued for consulting services	1,944	19			4,194					4,213
Warrants issued for consulting services					15,262					15,262
Purchase of treasury stock								25,000	(32,438)	(32,438)
Distribution of treasury stock					(3,292)			(50,944)	95,060	91,768
Net loss							(2,062,832)			(2,062,832)

Balance at December 31, 2000	8,206,627	$ 82,066	431,552	$4,316	$15,537,697	$ —	$(2,677,379)	740,481	$(1,045,220)	$11,901,480

Stock options/ warrants exercised	972,820	9,729			3,522,298					3,532,027
Shares issued for consulting services	475	5			2,974					2,979
Warrants and options issued for consulting services					332,185					332,185
Private placement	1,520,017	15,200			10,846,629					10,861,829
Warrants issued for proceeds					150,000					150,000
Stock conversion	1,800	18	(1,800)	$(18)	-					-
Purchase of treasury stock								34,448	(244,999)	(244,999)
Distribution of treasury stock					8,989			(27,204)	53,120	62,109
Other compehensive income/ (loss):
Net income							3,611,966			3,611,966
Net unrealized losses on available-for-sale securities						(39,293)				(39,293)

Total comprehensive income										3,572,673

Balance at December 31, 2001	10,701,739	$ 107,018	429,752	$4,298	$30,400,772	$ (39,293)	$934,587	747,725	$(1,237,099)	$30,170,283

Stock options/ warrants exercised	133,599	1,335			679,459					680,794
Shares issued for consulting services	680	7			9,029					9,036
Options issued for consulting services					104,649					104,649
Registration cost					(110,057)					(110,057)
Purchase of treasury stock								52,566	(517,013)	(517,013)
Distribution of treasury stock					69,744			(7,096)	14,189	83,933
Other compehensive income/ (loss):
Net income							7,634,475			7,634,475
Net unrealized gains on available-for-sale securities						137,616				137,616

Total comprehensive income										7,772,091

Balance at December 31, 2002	10,836,018	$108,360	429,752	$4,298	$31,153,596	$98,323	$8,569,062	793,195	$ (1,739,923)	$38,193,716

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$ 7,634,475	$ 3,611,966	$ (2,062,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,139,531	1,169,484	954,568
Deferred income taxes	284,408	(1,326,310)	(1,043,287)
Allowance for doubtful accounts	—	20,135	50,392
Inventory provision	—	(184,471)	430,057
Losses on short-term investments	49,535	700,000	—
Loss due to impairment of asset	—	—	3,897,000
Noncash compensation for consulting services	113,685	335,164	19,475
Tax benefit due to exercise of non-qualified options and warrants	412,734	403,862	—
Changes in operating assets and liabilities
Accounts receivable	161,822	2,197,260	(980,893)
Inventories	(185,359)	156,773	434,534
Prepaid expenses and other	(144,083)	(489,619)	119,240
Accounts payable	(121,183)	357,735	(269,588)
Accrued expenses	947,113	461,773	504,594
Income taxes payable	(703,843)	240,058	(90,771)

Net cash provided by operating activities	9,588,835	7,653,810	1,962,489

Cash flows from investing activities
Investments in trademarks, patents and other intangible assets	—	(9,699)	(610)
Proceeds from short-term investments	12,369,442	—	—
Purchase of short-term investments	(10,491,464)	(7,717,281)	—
Purchase of property and equipment	(404,598)	(276,131)	(71,420)

Net cash provided by (used in) investing activities	1,473,380	(8,003,111)	(72,030)

Cash flows from financing activities
Payment of notes payable	(164,764)	(1,104,105)	(1,504,114)
Proceeds from acquistion note	—	—	1,161,130
Payment of revolving credit line, net	—	(577,639)	(1,542,682)
Proceeds from private placement	—	10,861,829	—
Proceeds from exercise of stock options and warrants	268,060	1,086,120	3,437
Proceeds from warrant sale	—	150,000	—
Financing costs	(138,863)	—	—
Registration costs	(110,057)	—	—
Purchase of treasury stock	(517,013)	(244,999)	(32,438)
Distibution of treasury stock	83,933	62,109	91,768

Net cash provided by (used in) financing activities	(578,704)	10,233,315	(1,822,899)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,483,511	9,884,014	67,560

Cash and cash equivalents at beginning of year	10,337,214	453,200	385,640

Cash and cash equivalents at end of year	$20,820,725	$10,337,214	$ 453,200

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 78,000	$ 111,000	$ 248,000
Income taxes	$ 4,758,000	$ 1,604,000	$ 644,000

The Company entered into capital leases of $19,353 in 2002 and $503,176 in 2001 (See Note G)

Deferred tax assets and additional paid-in capital have been increased by $2,042,045 for the tax benefit relating to the exercise of warrants in 2001 (See Note F)

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Bradley Pharmaceuticals, Inc. (the “Company”) is a Delaware corporation originally founded in 1985. The Company’s primary business activity is the marketing of various pharmaceutical products (primarily dermatology, nutritional, respiratory, and internal medicine), which primarily have been acquired through the purchase of trademark rights and patents. The products are sold either over-the-counter or by prescription only throughout the United States and to distributors in selected international markets.

A summary of the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation

The consolidated financial statements include the accounts of Bradley Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Doak Dermatologics Inc. (“Doak”), Bradley Pharmaceuticals Overseas, Ltd. (a foreign sales corporation), and Bradley Pharmaceuticals (Canada) Inc. All intercompany transactions have been eliminated in consolidation.

2. Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid securities having an original maturity of three months or less at the time of purchase.

3. Short-term Investments

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s debt and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined through quoted market prices with the unrealized gains and losses reported in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based upon the specific identification method. Held-to-maturity investments in the accompanying balance sheet represents investments in AAA rated commercial paper maturing in January 2003. It is the Company’s intention to hold these securities to maturity.

4. Accounts Receivable and Material Customers

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s four largest customers accounted for an aggregate of approximately 86% and 92% of accounts receivable at December 31, 2002, and 2001, respectively. On December 31, 2002, McKesson Corporation owed approximately $2,653,000 to the Company or 45% of accounts receivable. On December 31, 2001, Quality King Distributors owed approximately $3,090,000 to the Company or 56% of accounts receivable. Deferred revenue of $228,815 at December 31, 2001 represents the proportionate sales value of undelivered promotional goods to such customer. The following table presents a summary of sales to significant customers as a percentage of the Company’s total revenues:

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Customer	2002	2001	2000
AmerisourceBergen Corporation	17%	12%	23%
Cardinal Health, Inc.	24%	20%	27%
McKesson Corporation	26%	11%	11%
Quality King Distributors	23%	40%	18%

Supplemental information on the accounts receivable balances at December 31, 2002 and 2001 are as follows:

	2002	2001
Accounts receivable
Trade	$5,851,759	$5,528,139
Other	89,029	134,350

	5,940,788	5,662,489

Less Allowances:
Chargebacks	2,147,128	1,496,229
Returns	364,236	341,337
Discounts	137,001	327,129
Allowance for doubtful accounts	195,990	239,539

	2,844,355	2,404,234

Accounts receivable, net of allowances	$3,096,433	$3,258,255

Trade receivables consist of sales of product primarily to wholesale customers. Other receivables primarily consist of receivables from vendors.

5. Allowances for returns, chargebacks, discounts and doubtful accounts

Chargebacks are based on the difference between the prices at which the Company sells its products to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. The Company records an estimate of the amount to be charged back to the Company at the time of sale to the wholesaler. Management estimates its reserves for chargebacks, based upon factors including current contract prices, historical chargeback rates and actual chargebacks claimed. The amount of actual chargebacks claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company.

The Company records an estimate of the discount amount deducted from customer’s payments at the time of sale. Typically, the Company offers 2% discount based upon customer prompt payments. Management estimates its reserves for discounts, based upon historical discounts claimed. The amount of actual discounts claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company.

The Company also maintains a provision for doubtful accounts, which the Company believes the probability of collecting the accounts receivable is remote. Based upon specific analysis of the Company’s accounts, the Company maintains a reserve. The amount of actual customer defaults claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

6. Inventories

The Company purchases raw materials and packaging components for some third party manufacturing vendors. The Company utilizes third parties to manufacture and package finished goods held for sale, takes title to certain finished inventories once manufactured, and warehouses such goods until final distribution and sale. Finished goods consist of salable products held at the Company’s warehouses. Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Supplemental information on inventory balances at December 31, 2002 and 2001 are as follows:

	2002	2001
Finished goods	$1,820,609	$2,012,926
Raw materials	622,945	424,945
Valuation reserve	(277,827)	(457,503)

Inventories, net	$2,165,727	$1,980,368

7. Property and Equipment

Property and equipment is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method over a period ranging from 5 to 7 years for equipment, 3 to 5 years for furniture and fixtures and the lesser of 10 years or the life of the lease for leasehold improvements.

8. Intangible Assets and Goodwill

The Company has in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. The Company assesses the impairment of identifiable intangibles (including goodwill prior to January 1, 2002) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following; (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

When the Company determines that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commesurate with the risk inherent in our current business model.

As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminated the amortization of purchased goodwill, which resulted in an increase in pretax income of approximately of $119,000 for the fiscal year ended December 31, 2002. Adoption of this standard did not have a material effect on the Company’s financial statements. Upon adoption of SFAS No. 142, the

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Company performed an impairment test of its goodwill (amounting to $289,328 at January 1, 2002) and determined that no impairment of the recorded goodwill existed. The fair value of the reporting unit was calculated on the basis of discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed the test at December 31, 2002 and noted that no impairment existed.

As of January 1, 2002 the Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no effect on the Company’s financial statements.

9. Accrued Expenses

Supplemental information on the accrued expenses at December 31, 2002 and 2001 are as follows:

	2002	2001
Employee compensation	$1,559,583	$1,274,830
Rebate payable	370,599	199,804
Rebate liability	1,203,200	559,128
Deferred revenue	-0-	228,815
Other	459,229	382,921

Accrued expenses	$3,592,611	$2,645,498

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company.

10. Revenue Recognition

Revenue from product sales is recognized, net of estimated provisions, when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

The Company does not provide any forms of price protection to wholesale customers and the Company typically permits product returns only if the product is damaged or if it is returned within six to 12 months of expiration and 12 months after expiration.

11. Risks, Uncertainties and Certain Concentrations

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, maintaining CARMOL® sales, the outcome of the Company’s lawsuit against Dermik Laboratories, Inc. and Aventis Pharmaceuticals, Inc., dependence on key personnel, government regulation, manufacturing disruptions, competition, reliance on certain customers and vendors, absence of redundant facilities, and credit risk.

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. The cash and cash equivalent balances at December 31, 2002 and 2001 were principally held by three institutions, and are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2002 and 2001, four wholesale customers accounted for $5,008,881 and $5,103,092 or 86% and 92%, respectively, of the total accounts receivable balance.

The Company maintains $5,000,000 of product liability insurance on its products. This insurance is in addition to required product liability insurance maintained by the manufacturers of the Company’s products. The Company believes that this amount of insurance coverage is adequate and reasonable, although the Company cannot assure that product liability claims will not exceed that coverage. In addition, the Company may mot be able to maintain its liability insurance at reasonable premium rates, if at all. To date no product liability claim has been made against the Company and the Company is not aware of any pending or threatened claim. To date no product liability claim has been made against the Company and the Company is not aware of any pending or threatened claim.

All manufacturers, marketers, and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs must be the subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could alter the way the Company conducts business and any such change could severely impact the Company’s future profitability.

The Company’s DECONAMINE® and BRONTEX® immediate release products, which currently has prescription status, falls under a recently issued final monograph. Once the Federal Drug Administration (“FDA”), issues a final monograph, a product is required to convert from prescription status to over-the-counter status. This final monograph for DECONAMINE® and BRONTEX® immediate release products has been issued thereby requiring DECONAMINE® and BRONTEX® immediate release products to convert from prescription status to over-the-counter status by December 31, 2004. The Company currently intends to continue to market and distribute the DECONAMINE® and BRONTEX® immediate release products line of products as prescription only as long as the Company may lawfully continue to do so. The Company is presently exploring its marketing and distribution strategy relating to the DECONAMINE® and BRONTEX® products for after these products are converted from prescription status to over-the-counter status, and, as such, it is not currently possible to predict how the Company’s operations and

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

financial condition will be affected. The DECONAMINE® product line, including immediate release and extended release products, accounted for approximately 7%, 7%, and 12% of 2002, 2001 and 2000 net sales. The BRONTEX® product line accounted for 1%, 2%, and 3% of 2002, 2001 and 2000 net sales.

Further, the Company may be required to file an Abbreviated New Drug Application, an ANDA, with the FDA for our DECONAMINE® SR, extended release product. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA.

The CARMOL® product line accounted for approximately 61%, 45% and 41% of the 2002, 2001 and 2000 net sales, respectively. Changes in the performance of the Company’s CARMOL® product line, consequently, will have a material effect on future operations.

As more fully discussed in Note J.3, the Company has filed two lawsuits relating to patent infringements on the Company’s product line. If a competing 40% urea product is launched, whether as a result of the Company’s current litigation or otherwise, the Company’s CARMOL®40 sales and profits could materially suffer.

For the year ended December 31, 2002, five vendors that manufacture and package products for the Company accounted for approximately 41%, 12%, 8%, 6% and 5% each of the Company’s cost of goods sold. For the year ended December 31, 2001, five vendors that manufacture and package products for the Company accounted for approximately 34%, 13%, 10%, 10% and 8% each of the Company’s cost of goods sold. For the year ended December 31, 2000, five vendors that manufacture and package products for the Company accounted for approximately 13%, 13%, 12%, 11% and 11% each of the Company’s cost of goods sold. No other vendor, packager or manufacturer accounted for more than 5%, 8% and 11% of the Company’s cost of goods sold for 2002, 2001 or 2000, respectively. The Company currently has no manufacturing facilities of its own and, accordingly, is dependent upon maintaining its existing relationship with its vendors or establishing new vendor relationships to avoid a disruption in the supply of products to supply inventory. There can be no assurance that the Company would be able to replace its current vendors without any disruption to operations.

The Company had export sales of approximately 4%, 7% and 11% of its net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

12. Net Income (Loss) Per Common Share

The Company computes income per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (“SFAS 128”) which specifies the compilation, presentation and disclosure requirements for income (loss) per share for entities with publicly held common stock or instruments which are potentially common stock.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

13. Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return.

Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

14. Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements in order to conform to the current presentation.

15. Using Estimates in Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimate for chargebacks, rebates, discounts and returns, the determination of useful lives of intangibles and the realization of deferred tax assets represent particularly sensitive estimates.

16. Advertising

The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $4,525,000, $3,246,000 and $2,260,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

17. Shipping and Handling Costs

The Company expenses shipping and handling costs as incurred. Shipping and handling costs charged to selling, general, and administration expense amounted to $395,618, $273,394 and $194,404 for the years ended December 31, 2002, 2001 and 2000, respectively.

18. Research and Development

Research and development costs related to both present and future products are expensed currently. Total expenditures on research development charged to selling, general, and administration expense for fiscal 2002, 2001 and 2000 were $532,035, $278,841 and $245,261, respectively.

19. Stock Based Compensation

The Company has the1990 Stock Option Plan and the 1999 Incentive and Non-Qualified Stock Option Plan, which are described more fully in Note I.2. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions described in Note I.2, to stock-based employee compensation.

	Year ended December 31,
	2002	2001	2000
Net income (loss), as reported	$7,634,475	$3,611,966	$(2,062,832)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(740,016)	(249,961)	(320,520)

Pro forma net income (loss)	$6,894,459	$3,362,005	$(2,383,352)

Earnings (loss) per share:
Basic—as reported	$0.73	$0.42	$(0.26)

Basic—pro forma	$0.66	$0.39	$(0.30)

Diluted—as reported	$0.67	$0.37	$(0.26)

Diluted—pro forma	$0.60	$0.35	$(0.30)

20. New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption is not expected to have a material impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the proforma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has historically not issued guarantees and the Company does not anticipate adoption disclosure requirements of FIN 45 to have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003 have been included in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

NOTE B - SHORT-TERM INVESTMENTS

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

The Company invests primarily in money market funds, short-term commercial paper, short-term municipals, treasury bills, and treasury notes. By policy, the Company invests primarily in high-grade investments.

The following is a summary of available-for-sale securities for December 31, 2002:

	Cost	Gross Unrealized Gain/ (Loss)	Gross Fair Value
Treasury notes	$2,993,698	$98,323	$3,092,021
Total available-for-sale securities	$2,993,698	$98,323	$3,092,021

The following is a summary of available-for-sale securities for December 31, 2001:

	Cost	Gross Unrealized Gain/ (Loss)	Gross Fair Value
Short-term municipals	$1,009,329	$ (17)	$1,009,312
Bond funds	827,042	(37,037)	790,005
Corporate bonds	1,871,473	(20,350)	1,851,123
Equities	758,739	18,111	776,850

Total available-for-sale securities	$4,466,583	$(39,293)	$4,427,290

During the year ended December 31, 2002, 2001 and 2000, the Company had gross realized losses on sales of available-for-sale securities of $129,834, zero and zero, respectively. During the year ended December 31, 2002, 2001 and 2000, the Company had gross realized gains on sales of available-for-sale securities of $80,299, zero and zero, respectively. The net adjustment to unrealized gains during fiscal 2002 on available-for-sale securities included in stockholders’ equity totaled $137,616 and the net adjustment to unrealized losses during fiscal 2001 on available-for-sale securities included in stockholders’ equity totaled $39,293. The Company views its available-for-sale securities as available for current operations.

The Company’s held-to-maturity investments represent deposits with financial institutions that have an original maturity of more than three months and a remaining maturity of less than 1 year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at cost.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

The composition of the Company’s held-to-maturity investments at December 31, 2002 is as follows:

Certificate of deposit estimated amount collectable from FDIC	$ 200,000
Commercial paper, 1.55% maturity date January 2, 2003	1,400,000
Treasury notes, 1.59% maturity date February 6, 2003	496,070

Total held-to-maturity investments	$ 2,096,070

Due to the short maturity dates of the held-to-maturity investments, the carrying value approximates the fair market value at December 31, 2002.

The composition of the Company’s held-to-maturity investments at December 31, 2001 is as follows:

Certificate of deposit, 5.64%, maturity date March 8, 2002	$ 1,043,526
Certificate of deposit estimated amount collectable from FDIC	300,000
Certificate of deposit, 5.32%, maturity date May 30, 2002	206,224
Certificate of deposit, 4.01% maturity date October 2, 2002	500,000
Certificate of deposit, 3.64% maturity date December 13, 2002	500,948

Total held-to-maturity investments	$2,550,698

Held to maturity investments at December 31, 2001 that matured during 2002 generated realized gains of zero in 2002.

In Fourth Quarter 2001, the Company recorded a $700,000 pre-tax charge related to an impairment of an investment resulting from a subsequent bank failure. A portion of the $1 million certificate of deposit the Company invested is unlikely to be collected. The revised carrying amount of $200,000 represents the estimated amount realizable on the certificate of deposit based upon information obtained from the FDIC.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2002, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$ -0-	$ -0-
Due after one year through two years	399,622	406,600
Due after two years	2,594,076	2,685,421

Total	$2,993,698	$3,092,021

NOTE C - INTANGIBLE ASSETS

Details of intangible assets are summarized as follows:

	Cost	December 31, 2002 Accumulated Amortization	Net	Cost	December 31, 2001 Accumulated Amortization	Net
Trademarks	$18,262,486	$12,262,269	$6,000,217	$18,262,486	$11,461,472	$6,801,014
Patents	1,327,454	1,271,734	55,720	1,327,454	1,251,742	75,712
Licenses	124,886	121,680	3,206	124,886	109,200	15,686
Covenants not to compete	162,140	162,140	-0-	162,140	162,140	-0-

	$19,876,966	$13,817,823	$6,059,143	$19,876,966	$12,984,554	$6,892,412

Trademarks, patents and licenses are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142. Amortization periods for intangible assets as of December 31, 2002 are summarized as follows:

Weighted Average Amortization Period
Trademarks	16
Patents	7
Licenses	10

The following relates to the Company’s intangible assets with definitive useful lives:

Aggregate Amortization Expense
For the fiscal year ended 2000	$839,685
For the fiscal year ended 2001	$933,388
For the fiscal year ended 2002	$833,269

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Estimated Amortization Expense
Year ended December 31, 2003	$823,846
Year ended December 31, 2004	$770,298
Year ended December 31, 2005	$734,024
Year ended December 31, 2006	$714,356
Year ended December 31, 2007	$637,076

Intangible assets arose principally from the following significant transactions.

1. TRANS•VER•SAL® Acquisition

On March 30, 1993, the Company acquired from Tsumura Medical, a division of Tsumura International, Inc., all technical, proprietary and distribution rights to five specialized dermal patch products currently used in the treatment of warts. Of the total purchase price, $866,250 was attributed to trademarks with an estimated life of 20 years.

2. DECONAMINE® Acquisition

On December 10, 1993, the Company acquired from Berlex Laboratories, Inc., a subsidiary of Schering AG, all technical, proprietary rights, distribution rights, including trademarks and registrations to an allergy and decongestant remedy called DECONAMINE®.

The total amount of consideration issued for the DECONAMINE® acquisition is as follows: (1) Cash paid for 1993- $6,000,000; 1994- $2,000,000; 1996- $2,660,000; 1997- $1,650,000 (2) Common stock issued for 1996- 1,000,000 shares; and 1997- 450,000 shares (3) Warrants issued for 1997- 750,000 warrants with an exercise price of $1.25, which were exercised on July 31, 2001. Of the total purchase price, $12,962,994 was attributed to trademarks with an estimated life of 20 years.

During 2000, the Company recorded an impairment loss relating to the DECONAMINE® trademark. As a result of the Company’s strategic review process of its product lines and related intangible assets, the Company determined that an event or circumstance occurred. The Company changed its future sales forecast for the product during April 2000 after it became apparent that significant marketing attention during the Fourth Quarter 1999 had minimal impact on the product’s sales. Consequently, the fair value of the DECONAMINE® trademark was calculated on the basis of discounted estimated future cash flows and resulted in a non-cash charge of $3,897,000. This charge, which has been recorded in the consolidated statement of income, had no impact on the Company’s cash flow.

Additionally during 2000, the Company revised its estimate of the useful life of DECONAMINE®. The Company believes that a remaining useful life at December 31, 2000 of 13 years is appropriate.

3. PAMINE® Acquisition

In February 1994, the Company acquired from Pharmacia Corporation all United States manufacturing, packaging and proprietary rights, including all trademarks, registrations, marketing data, and customer lists of PAMINE® tablets, methscopalamine bromide, used in connection with the treatment of peptic ulcers. Of the total purchase price, $251,000 was allocated to trademarks with a useful life of 15 years.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

4. CARMOL® Acquisition

In June 1994, the Company acquired from Syntex (U.S.A.) Inc., packaging, quality control, stability, drug experience, file history, customer lists and marketing rights, titles and interests, including all U.S. trademarks to CARMOL® 10 and CARMOL® 20 (nonprescription total body moisturizers) and CARMOL® HC (a prescription moisturizer containing hydrocortisone) (the “CARMOL® Products”). The Company agreed to pay Syntex a 3% royalty on sales of CARMOL® Products, commencing June 10, 1997 for a period of seven years. Of the total purchase price, $495,000 was allocated to trademarks with a useful life of 10 years.

5. ACIDMANTLE® Acquisition

In May 1996, the Company acquired from Novartis AG the trademark rights to the ACIDMANTLE® skin treatment line, including the manufacturing, marketing and distribution rights within the United States and Puerto Rico. The majority of the Purchase Price of $900,000 was attributed to trademarks with an estimated life of 10 years.

6. BRONTEX® Acquisition

In October 1998, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. all technical information, manufacturing, packaging and proprietary rights, including all trademarks, registrations, marketing data, customer lists and other information relating to an antitussive/expectorant remedy called BRONTEX®. The majority of the purchase price of $1,842,000 was attributed to trademarks with an estimated life of 15 years.

During April 2001, the Company revised its estimate of the useful life of BRONTEX®. The Company believes that a remaining useful life of 8 years is appropriate. Due to this change in estimate, the Company amortized approximately an additional $75,000 during 2002 and $57,000 during 2001.

7. Doak Pharmacal Co., Inc. Acquisition

In 1994 and 1995, the Company acquired the shares of Doak Pharmacal Co., Inc., for approximately $1,349,000. Doak was a publicly traded company engaged in the manufacture and sale of over-the-counter cosmetic dermatologic products and ethical dermatologic products.

NOTE D- GOODWILL

The following proforma table presents a reconciliation of net income (loss) and earnings (loss) per share amounts for the fiscal years 2002, 2001 and 2000, as reported in the financial statements, to those amounts adjusted for goodwill amortization determined in accordance with SFAS No. 142.

	2002	2001	2000
Reported net income (loss)	$7,634,475	$3,611,966	$(2,062,832)
Addback: goodwill amortization	-0-	118,933	115,659

Adjusted net income (loss)	$7,634,475	$3,730,899	$(1,947,173)

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

	2002	2001	2000
Basic earnings (loss) per common share:
Reported net income (loss)	$0.73	$0.42	$(0.26)
Goodwill amortization	0.00	0.02	0.01

Adjusted net income (loss)	$0.73	$0.44	$(0.25)

Diluted earnings (loss) per common share:
Reported net income (loss)	$0.67	$0.37	$(0.26)
Goodwill amortization	0.00	0.02	0.01

Adjusted net income (loss)	$0.67	$0.39	$(0.25)

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2002	December 31, 2001
Furniture and Fixtures	$ 859,573	$ 678,684
Equipment	1,334,412	1,125,088
Leasehold Improvements	201,668	167,930

	2,395,653	1,971,702
Accumulated Depreciation	(1,479,972)	(1,173,710)

	$ 915,681	$ 797,992

Assets under capital lease were $603,969 and $589,116 as of December 31, 2002 and December 31, 2001. Related accumulated depreciation was $293,573 and $139,635 as of December 31, 2002 and 2001.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE F - INCOME TAXES

The provision for income tax expense (benefit) is as follows:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Current
Federal	$3,846,000	$ 1 ,810,000	$ 560,000
State	897,000	287,000	85,000

	4,743,000	2,097,000	645,000

Deferred
Federal	2,000	(1,260,000)	(958,000)
State	1,000	(183,000)	(85,000)

	3,000	(1,443,000)	(1,043,000)

	$4,746,000	$ 654,000	$ (398,000)

The following is a summary of the items giving rise to deferred tax assets at December 31, 2002 and 2001.

	2002	2001
Current
Allowance for doubtful accounts	$ 72,516	$ 88,629
Allowance on sales	633,971	508,969
Investment loss accrual	259,000	259,000
Inventory reserves and capitalization	229,198	272,350
Accrued expenses	145,070	132,964

	$1,339,755	$1,261,912

Long-term
Intangibles and fixed assets	$2,787,479	$3,149,730

As of December 31, 2002 and 2001, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income make it more likely than not that such deferred assets will be realized.

The deferred tax asset valuation allowance was reduced by approximately $1,043,000 in 2001 and increased by approximately $450,000 in 2000.

During 2001, deferred tax assets and additional paid-in capital have been increased by $2,042,045 for the tax benefit relating to the exercise of warrants. During 2002, deferred tax assets and current taxes payable were reduced by $281,661 relating to these warrants.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

The difference between the actual Federal income tax expense and the amount computed by applying the prevailing statutory rate to income before income taxes is reconciled as follows:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000

Tax at statutory rate	34.0%	34.0%	(34.0%)
State income tax expense, net of
Federal tax effect	4.8	2.8	2.3
Change in valuation allowance	-0-	(24.5)	18.3
Other	(0.5)	3.0	(2.8)

Effective tax rate	38.3%	15.3%	(16.2%)

NOTE G -REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

On November 20, 2002, the Company entered into a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. This loan agreement with Wachovia Bank replaces the previous loan agreement with LaSalle Business Credit, Inc., which expired on November 6, 2002. Advances under the revolving asset-based credit facility are calculated pursuant to a formula, which is based upon the Company’s eligible accounts receivable and inventory levels. Advances under the $10 million acquisition facility are pursuant to the Company finding a potential acquisition, satisfying financial covenants and depending upon the potential size of an acquisition Wachovia’s final approval. This loan agreement has an initial term of two years. Interest accrues on amounts outstanding under this new loan agreement at a rate equal to LIBOR plus 1.85% (3.23% at December 31, 2002) and the commitment fee accrues on the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. The Company’s obligations under this loan agreement have been collateralized by the Company’s grant to Wachovia of a lien upon substantially all the Company’s assets.

The loan agreement with Wachovia includes various restrictive covenants prohibiting the Company with certain limited exceptions, from, among other things, incurring additional indebtedness and paying dividends, substantial asset sales and certain other payments. The loan agreement also contains financial covenants including quick ratio, funds flow coverage ratio, and total liabilities to tangible net worth ratio.

As of December 31, 2002, the Company had no borrowings issued under the revolving asset-based line of credit and the acquisition note with a remaining availability pursuant to a borrowing base of $5,000,000 from the revolving line of credit and $10,000,000 from the acquisition note.

The Company had no borrowings issued under the revolving asset-based line of credit and the acquisition note at December 31, 2001.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Long-term debt consists of the following:

	December 31, 2002	December 31, 2001
Installment note due 2001 (a)	$ 60,084	$ 60,084
Capital lease obligation (b)	191,138	311,914
Other capital lease obligations (c)	128,650	151,584

Other installment notes	-0-	1,701

	379,872	525,283
Less: current maturities	(224,510)	(219,544)

	$ 155,362	$ 305,739

(a)	The note payable, which originated in August 1991 in connection with the acquisition of a trademark (DUADACIN®), calls for interest only, at the rate of 10% commencing August 1992, and quarterly installments consisting of principal and interest in the amount of $6,865 for the eight-year period commencing November 1993. This note is collateralized by the trademark assigned to the Company.

(b)	On March 8, 2001, the Company entered into a lease purchase agreement with General Electric Capital Business Asset Funding Corporation that is comprised of a $300,000 credit facility for equipment purchases, specifically to upgrade and install a computer network. At the conclusion of the interim period (the period the Company purchases the equipment), this lease purchase agreement has a term of 3 years. During the interim period, the Company is subject to interest in an amount determined by applying the interim rate, which is the prime rate of interest announced from time to time by Chase Manhattan Bank plus one percent, to the total then outstanding balance. During the basic term (the period subsequent to the interim period), beginning on July 1, 2001, the Company is subject to interest in an amount determined by applying the periodic rate of 10% to the total cost.

On June 28, 2001, the credit facility was amended by increasing the funding commitment to $380,225.

(c)	The other capital lease obligations consist of (1) a financing agreement initiated in April 1999 for $23,000 with an interest rate of 7.6% and an original term of 3 years; (2) a automobile financing agreement initiated in February 1999 for $59,000 with an interest rate of 9.0% and an original term of 5 years; (3) during September 2001, the Company entered into financing agreements for $73,000 for the purchase of automobiles, with a term of 5 years and an interest rate of 6.9%; (4) during October 2001, the Company entered into a financing agreement for $50,000 for the purchase of an automobile, with a term of 5 years and an interest rate of 6.5%; and (5) during February 2002, the Company entered into a financing agreement for $19,000 for the purchase of an automobile, with a term of 3 years and an interest rate of 5.9%

The annual maturities of long-term debt are $224,510 due in 2003, $105,530 due in 2004, $27,734 due in 2005, $22,098 due in 2006 and none due in 2007 and beyond. Because of the nature of the Company’s debt, its maturites, and prevailing interest rates, the Company believes that the carrying value of the long-term debt approximates its fair value at December 31, 2002 and 2001.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE H - RELATED PARTY TRANSACTIONS

1. Transactions With an Affiliated Company

During the years ended December 31, 2002, 2001 and 2000, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (formerly Banyan Communications Group, Inc.), an affiliate, in the amount of $109,329, $167,377 and $215,190, respectively. Daniel and Iris S. Glassman, directors and shareholders, are majority owners of Medimetrik, Inc.

2. Transactions With Shareholders

During 2002, the Company leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on January 31, 2008 with a limited liability company (“LLC”) controlled by Daniel and Iris Glassman. During 2001 and 2000, the Company leased 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey from that same LLC. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $349,000, $223,000 and $225,000 in 2002, 2001 and 2000, respectively.

The above lease meets the conditions to be considered a variable interest entity (VIE). The VIE’s assets consist primarily of a building recorded at approximately $2,130,000, debt of approximately $1,590,000 and equity of approximately $540,000. Daniel Glassman and his spouse own approximately 10% and his children own approximately 90% of this VIE. The Company does not currently consolidate the VIE because it is not required to under current accounting standards; however, it is reasonably possible that it will be required to consolidate the VIE beginning July 1, 2003.

On January 3, 2000, the Company advanced $100,000 to Daniel Glassman, pursuant to a promissory note bearing interest at 8.25% per annum. The accrued interest and principal was due in full, three years from the execution date, except that fifty percent of all future bonus payments would be applied first to accrued interest, then to principal. On January 1, 2002, Mr. Glassman owed $71,420 in principal and interest from this promissory note. During March 2002, Mr. Glassman paid the remaining outstanding principal and interest balances in full.

The Company consults with Bruce Simpson, a member of the Board of Directors. Mr. Simpson provides services in marketing, sales, and corporate development. His related consultant expense was approximately $24,000, $34,000 and $8,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE I - SHAREHOLDERS’ EQUITY

The Company’s authorized shares of common stock are divided into two classes, of which 26,400,000 shares are common stock and 900,000 shares are Class B common stock. The rights, preferences and limitations of the common stock and the Class B common stock are equal and identical in all respects, except that each common stock share entitles the holder thereof to one vote upon any and all matters submitted to the shareholders of the Company for a vote, and each Class B share entitles the holder thereof to five votes upon certain matters submitted to the shareholders of the Company for a vote.

Both common stock and Class B common stock vote together as a single class upon any and all matters submitted to the shareholders of the Company for a vote, provided, however, that the holders of common stock and holders of Class B common stock vote as two separate classes to authorize any proposed amendment to the Company’s Certificate of Incorporation, which affects the rights and preferences of such classes. So long as there are at least 325,000 shares of Class B common stock issued and outstanding, the holders of Class B common stock vote as a separate class to elect a majority of the directors of the Company (who are known as “Class B Directors”), and the holders of common stock and voting preferred stock, if any, vote together as a single class to elect the remainder of the directors of the Company.

The Board of Directors may divide the preferred stock into any number of series, fix the designation and number of shares of each such series, and determine or change the designation, relative rights, preferences and limitations of any series of preferred stock. The Board of Directors may increase or decrease the number of shares initially fixed for any series, but no such decrease shall reduce the number below the number of shares then outstanding and shares duly reserved for issuance.

1. Stock Repurchase Plan

In January 1997, the Company announced a program to repurchase up to 400,000 shares of the outstanding common stock in open market transactions over 24 months. In January 1999, the Company completed the program and began another program to repurchase an additional 600,000 shares of the outstanding common stock in open market transactions or a cumulative repurchase of 12% over the next 36 months. These shares will be held in Treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding the Company’s matching contributions to the 401(k) Plan. During 2001, the Company acquired 34,448 shares at a cost of $244,999.

During September 2002, the Company announced a program to repurchase up to $4 million of outstanding common stock in open market transactions over the next 24 months. These repurchased shares will be held in Treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding the Company’s 401(k) Plan. During 2002, the Company acquired 52,566 shares at a cost of $517,013.

2. Incentive and Non-Qualified Stock Option Plan

Under the 1990 Stock Option Plan, 2,600,000 shares of common stock are reserved for issuance. This plan expired upon the adoption of the 1999 Incentive and Non-Qualified Stock Option Plan; however, as of December 31, 2000 some options under this Plan remain outstanding.

Under the 1999 Incentive and Non-Qualified Stock Option Plan, 3,250,000 shares of common stock are reserved for issuance. The plan will expire on January 31, 2010, but options may remain outstanding past

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

this date. As of December 31, 2002 and 2001, there were 2,487,000 and 2,505,000 shares available for grant, respectively.

The number of shares covered by each outstanding option, and the exercise price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend, and are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2000	1,336,986	$1.50

Granted	385,892	$6.86
Exercised	(171,770)	1.53
Canceled or forfeited	(117,337)	3.03

Balance, December 31, 2001	1,433,771	$2.82

Granted	490,500	$12.55
Exercised	(111,370)	2.07
Canceled or forfeited	(26,778)	8.89

Balance, December 31, 2002	1,786,123	$5.44

As of December 31, 2002, options outstanding for 1,101,616 shares were exercisable at a weighted average price of $2.05, and the weighted remaining contractual life was 2.8 years. As of December 31, 2001, options outstanding for 1,063,470 shares were exercisable at a weighted average price of $1.70, and the weighted remaining contractual life was 3.1 years. During 2002, 2001 and 2000, compensation cost for options and warrants issued to non-employees were $104,649, $332,185 and $15,262, respectively. On December 31, 2002 and 2001, there were 67,467 and 95,917 options outstanding and exercisable to non-employees, respectively. Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

The following table summarizes option data as of December 31, 2002:

Range of Exercise Prices	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2002	Weighted Average Exercise Price
$ 1.06 - $ 1.24	201,474	3.9	$1.15	201,474	$1.15
1.25 - 1.99	741,176	2.3	1.49	724,176	1.45
2.00 - 3.99	89,000	2.3	2.24	79,000	2.27
4.00 - 9.99	305,550	2.9	7.81	83,600	7.60
10.00 - 11.99	53,623	4.0	10.84	6,166	11.34
12.00 - 21.18	395,300	6.9	13.26	7,200	12.92

	1,786,123			1,101,616

The fair value of each option granted for purposes of the proforma disclosures included in Note A.19 has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimated fair value:

	2002	2001	2000
Dividend yield	0%	0%	0%
Risk-free interest rate	5.0%	6.0%	6.0%
Expected life after vesting period
Directors and officers	4 years	4 years	4 years
Others	2 years	2 years	2 years
Expected volatility	60%	60%	90%

The exercise price of all options granted during the years ended December 31, 2002 and 2001 equaled or was greater than the market price on the grant date.

3. Reserved Shares

The following table summarizes shares of common stock reserved for issuance at December 31, 2002:

Reserved for	Exercise Price	Number Of shares Issuable
Warrants for consulting services (expiring July 9, 2008)	$2.34	8,500
Warrants for consulting services (expiring July 31, 2003)	2.38	16,766
Warrants for consulting services (expiring April 1, 2005)	2.12	100,000
Warrants for consulting services (expiring May 21, 2004)	3.15	1,800
Warrants for consulting services (expiring May 24, 2004)	3.20	8,500
Warrants issued for proceeds (expiring November 5, 2004)	14.11	100,000
Warrants issued to private placement advisor (expiring October 29, 2005)	8.50	99,700
1990 and 1999 Stock Option Plans		1,786,123

		2,121,389

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

All warrants listed above are exercisable.

The number of shares covered by each outstanding warrant, and the exercise price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend, and are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2000	864,266	$1.45

Granted	318,300	$7.96
Exercised	(823,000)	1.41
Canceled or forfeited	-0-	-0-

Balance, December 31, 2001	359,566	$7.26

Granted	-0-	$ -0-
Exercised	(24,300)	2.73
Canceled or forfeited	-0-	-0-

Balance, December 31, 2002	335,266	$7.65

For financial reporting purposes, the tax benefit resulting from the exercise of non-qualified options and warrants allowable for income tax purposes in excess of expense recorded for financial reporting purposes is credited to additional paid-in capital.

On April 2, 2001, as compensation for prior consulting services, the Company granted to a consultant, warrants to purchase 100,000 shares of common stock at the price of $2.125 per share, which are exercisable immediately, nonforfeitable, and will expire 4 years from its initial exercise date. During the First Quarter 2001, the Company expensed $132,897 for these services.

On July 23, 2001, 70,000 warrants previously issued to Stern Stewart & Company were exercised. As a result of this exercise, the Company issued 48,050 shares of common stock. In lieu of cash payment by Stern Stewart to the Company, Stern Stewart forfeited 21,950 shares of common stock.

On July 31, 2001, 750,000 warrants previously issued to Berlex Laboratories, Inc. were exercised. As a result of this exercise, the Company issued 750,000 shares of common stock and received $937,500 in proceeds.

In conjunction with the share issuance in the private placement with selected investors on October 30, 2001, the Company issued 100,000 warrants to the Company’s financial advisor with an exercise price of $8.50 and maturity of October 29, 2005.

On November 6, 2001, the Company sold 100,000 warrants with an exercise price of $14.11 and a term of 3 years to selected investors for $150,000.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

During 2001, the Company granted various consultants options and warrants to purchase 150,500 shares of common stock, which are exercisable immediately, and nonforfeitable. During 2001, the Company expensed $332,185 for these services.

During 2002, the Company granted various consultants options and warrants to purchase 19,100 shares of common stock, which are exercisable immediately, and nonforfeitable. During 2002, the Company expensed $104,649 for these services.

On February 19, 2003, 100,000 warrants previously issued to a consultant were exercised. As a result of this exercise, the Company issued 100,000 shares of common stock and received $212,500 in proceeds.

4. Private Placement

On October 30, 2001, the Company completed a private placement of 1,511,000 unregistered shares of common stock at $7.73 per share. The offering price was based upon the preceding twenty-day bid closing price prior to October 30th, less 15%. In addition, the advisors of the private placement were issued 100,000 warrants with an exercise price of $8.50. The net proceeds from the offering was approximately $10.9 million after deducting estimated offering expenses. Proceeds from the offering, will be used for general corporate purposes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Leases

During 2002, the Company leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on January 31, 2008 with Daniel Glassman, Chairman and President, and his spouse Iris Glassman, Treasurer and Director. During 2001 and 2000 the Company leased 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $349,000, $223,000 and $225,000 in 2002, 2001 and 2000, respectively.

During 2002, 2001 and 2000, the Company rented 760 square feet of office space in Chicago, Illinois at cost of $15,000, $18,000 and $18,000, respectively. During February 2002, this facility was not renewed.

During December 2002, the Company leased approximately 100 square feet of office space in Boca Raton, Florida, expiring on January 31, 2004. During 2002, the Company expensed $1,000 for this location.

The lease on the Fairfield, New Jersey 6,000 square foot warehouse, is for a period from March 1, 2002 to February 28, 2003, with an option to renew and also includes payments for utilities and common area maintenance. The Company renewed this lease for a term expiring on February 28, 2004. Rent expense was approximately $50,000, $52,000 and $50,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Approximate aggregate minimum annual rental commitments are as follows:

Year ending December 31,	Operating Leases	Capital Leases(a)
2003	$ 542,604	$ 181,903
2004	475,630	111,957
2005	462,874	30,209
2006	462,874	22,748
2007	462,874	-0-
Thereafter	35,906	-0-

	$ 2,445,429	$ 346,817

(a)Lease amounts include interest of $28,423 and minimum lease payments

2. Distribution Arrangement

The Company has a distribution arrangement with a third party public warehouse located in Tennessee to warehouse and distribute substantially all of its products. This arrangement provides that the Company will be billed based on invoiced sales of the products distributed by such party, plus certain additional charges.

3. Legal Proceedings

On January 29, 2003, the Company commenced legal proceedings against Dermik Laboratories and its parent, Aventis Pharmaceuticals, a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by the Company relating to 40% urea dermatological compositions and therapeutic uses. The compliant alleges, among other things, patent infringement by Dermik and Aventis of the Company’s patents relating 40% urea dermatologic compositions and their therapeutic uses. 40% urea is the key component of the Company’s CARMOL® 40 brand line.

In the complaint, filed in the United States District Court for the District of New Jersey, the Company states that the marketing and sale by Dermik and Aventis of the 40% urea cream, Vanamide®, infringes three of the Company’s patents, a composition patent for dermatological products comprised of 40% urea and two methodology patents for the therapeutic use of urea-based products.

In addition to a judicial determination that Dermik and Aventis have infringed the Company’s patents, the Company is seeking triple monetary damages for willful infringement, disgorgement of all profits realized from the sale of the infringing products and an injunction against future infringements. The court has scheduled a mid-April 2003 hearing with respect to the Company’s request for a preliminary injunction.

The timing and the ultimate final outcome of the Company’s lawsuit against Dermik and Aventis are uncertain. If a competing 40% urea product is launched, whether as a result of the Company’s current litigation against Dermik and Aventis or otherwise, the Company’s CARMOL® 40 sales and profits could materially suffer.

On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleges that DPT Lakewood breached a confidentiality agreement and misappropriated the

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Company’s trade secrets relating to CARMOL® 40 cream. The Company further alleges that DPT Lakewood is infringing the Company’s composition patent for dermatological products comprised of 40% urea. During 1999, the Company provided, in accordance with a confidentiality agreement entered into for the possible manufacture of CARMOL® 40 cream, substantial trade secret information to a company of which we believe DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL® 40 cream. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis.

In addition to a judicial determination that DPT Lakewood infringed the Company’s patent, the Company is seeking triple monetary damages for willful infringement, disgorgement of all profits resulting from the infringement of the Company’s patent, punitive and other appropriate damages for misappropriation of the Company’s trade secrets and preliminary and permanent injunctions enjoining DPT Lakewood from manufacturing any urea or other product that infringes the Company’s patents.

On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against the Company alleging defamation arising from the company’s Press Release Announcing Commencement of the Litigation Against DPT Lakewood. The Company believes this suit is without merit. The Company intends to vigorously defend its position.

The Company is party to other routine actions and proceedings incidental to its business. There can be no assurance that an adverse determination on any such action or proceeding could not have a material adverse effect on the Company’s business, financial condition or results of operations.

4. Defined Contribution 401(k) Plan

The Company has a defined contribution 401(k) plan whereby the Company matches employee contributions up to 25% of the employee’s first 6% of contributions with shares of the Company’s common stock held in Treasury. The Company’s contributions for the 401(k) employee match was approximately $49,000, $38,000 and $46,000 incurred for the year ended December 31, 2002, 2001 and 2000, respectively.

5. Co-Promotion Agreement

On March 15, 2001, the Company entered into a three year agreement with Adams Laboratories to supplement the Company’s promotional efforts for the product ENTSOL® Spray. However, if after the conclusion of the first year the annual net sales are less than $1,750,000, the agreement can be terminated. During the term of this agreement, the Company is responsible for a commission equal to fifty percent of the profit from the sale of ENTSOL® Spray. In accordance with the agreement, profit is defined as net sales less cost of goods sold less all promotional costs dedicated to ENTSOL® Spray incurred by the Company. On August 1, 2001, the agreement was amended to extend the annual sales threshold of $1,750,000 to include an additional 3 1/2 months. On June 30, 2002, the agreement was terminated. During 2002 and 2001, the Company expensed approximately $54,000 and $47,000 for Adams Laboratories’ co-promotions, respectively.

NOTE K - NET INCOME (LOSS) PER SHARE

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS 128) which specifies the compilation, presentation and

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

disclosure requirements for income (loss) per share for entities with publicly held common stock or instruments which are potentially common stock.

Basic net income per common share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is determined by dividing the net income by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding for the year ended 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Basic Shares	10,470,000	8,570,000	7,900,000
Dilution: Stock options and warrants	970,000	1,090,000	-0-

Diluted shares	11,440,000	9,660,000	7,900,000
Net income (loss)	$ 7,634,475	$ 3,611,966	$ (2,062,832)

Net income (loss) per share Basic	$ 0.73	$ 0.42	$ (0.26)
Diluted	$ 0.67	$ 0.37	$ (0.26)

In addition to stock options and warrants included in the above computation, options and warrants to purchase 494,000 shares of common stock at prices ranging from $12.67 to $20.18 per share were outstanding for the twelve months ending December 31, 2002 and 491,000 shares of common stock at prices ranging from $7.05 to $14.11 per share were outstanding for the twelve months ending December 31, 2001. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

For the twelve months ended December 31, 2000, stock options and warrants to purchase 2,201,000 shares of common stock at prices ranging from $0.83 to $4.03 per share were not included in the above computation. These were not considered in the computation of diluted income (loss) per share because of the net loss during the period and, therefore, the effect would be anti-dilutive.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE L - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the twelve months ended December 31, 2002 and 2001 are as follows:

	2002	2001

Comprehensive income:
Net income	$7,634,475	$3,611,966
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities	137,616	(39,293)

Comprehensive income	$7,772,091	$3,572,673

NOTE M - BUSINESS SEGMENT INFORMATION

The Company’s two reportable segments are Kenwood Therapeutics (nutritional, respiratory, personal hygiene and internal medicine brands) and Doak Dermatologics, Inc. (dermatological brands). Each segment has been identified by the Company to be distinct operating units marketing, promoting and distributing different pharmaceutical products to different target physician audiences. Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing internal medicine, while Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in dermatology and podiatry.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the two segments are for the three and twelve months ended December 31, 2002 and 2001.

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Net sales:
Kenwood Therapeutics	$2,448,511	$2,954,066	$9,988,191	$10,177,512
Doak Dermatologics, Inc.	8,676,725	4,893,786	29,680,782	15,525,454

	$11,125,236	$7,847,852	$39,668,973	$25,702,966
Depreciation and amortization:
Kenwood Therapeutics	$231,926	$278,530	$881,245	$917,622
Doak Dermatologics, Inc.	65,689	63,653	258,286	251,862

	$297,615	$342,183	$1,139,531	$1,169,484

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Income before income tax:
Kenwood Therapeutics	$338,720	$397,186	$1,930,637	$424,642
Doak Dermatologics, Inc.	2,986,840	1,000,793	10,449,839	3,841,324

	$3,325,560	$1,397,979	$12,380,475	$4,265,966

Income tax expense (benefit):
Kenwood Therapeutics	$118,000	($1,040,000)	$739,000	($1,030,000)
Doak Dermatologics, Inc.	1,097,000	614,000	4,007,000	1,684,000

	$1,215,000	($426,000)	$4,746,000	$654,000

Net income:
Kenwood Therapeutics	$220,720	$1,437,186	$1,191,637	$1,454,642
Doak Dermatologics, Inc.	1,889,840	386,793	6,442,839	2,157,324

	$2,110,560	$1,823,979	$7,634,476	$3,611,966

Geographic information (revenues):
Kenwood Therapeutics
United States	$2,410,738	$2,899,949	$9,771,068	$9,796,902
Other countries	37,773	54,117	217,123	380,610

	$2,448,511	$2,954,066	$9,988,191	$10,177,512

Doak Dermatologics, Inc.
United States	$8,213,188	$4,497,279	$28,253,878	$14,113,841
Other countries	463,537	396,507	1,426,904	1,411,613

	$8,676,725	$4,893,786	$29,680,782	$15,525,454

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Net sales by category:
Dermatology	$8,676,725	$4,893,786	$29,680,782	$15,525,454
Respiratory	793,781	2,029,166	4,552,057	3,380,299
Nutritional	571,872	206,726	2,017,986	2,120,454
Internal Medicine	1,031,658	665,515	3,156,909	4,443,372
Personal Hygiene	51,200	52,659	261,239	233,387

	$11,125,236	$7,847,852	$39,668,973	$25,702,966

	December 31, 2002	December 31, 2001
Segment assets:
Kenwood Therapeutics	$40,384,344	$31,988,309
Doak Dermatologics, Inc.	3,532,756	3,058,175

	$43,917,100	$35,046,484

The basis of accounting that is used by the Company to record business segments’ sales have been recorded and allocated by each business segments’ identifiable products. The basis of accounting that is used by the Company to allocate expenses that relate to both segments are based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on the segments proportionate share of net sales.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The table below lists the quarterly financial information for fiscal 2002 and 2001. All figures in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	Quarter Ended 2002				Quarter Ended 2001
	March	June	Sept.	Dec.	March	June	Sept.	Dec.
Net sales	$9,293	$9,356	$9,895	$11,125	$5,283	$5,924	$6,648	$7,848
Cost of sales	1,110	1,087	1,033	1,338	988	940	1,208	1,032
Gross profit	8,183	8,269	8,862	9,787	4,295	4,984	5,440	6,816

Selling, general and administrative	5,122	5,046	5,329	6,352	3,535	3,835	3,662	4,442
Depreciation and amortization	274	282	286	297	244	290	292	342
Interest expense (income)- net	(77)	(57)	(91)	(134)	40	(28)	(19)	(66)
Losses (gains) on short-term investments	38	60	47	(54)	-	-	-	700

	5,357	5,331	5,571	6,461	3,819	4,097	3,935	5,418

Income before income tax expense (benefit)	2,826	2,938	3,291	3,326	476	887	1,505	1,398
Income tax expense (benefit)	1,102	1,146	1,283	1,215	172	339	569	(426)

Net income	1,724	1,792	2,008	2,111	304	548	936	1,824

Basic net income per common share	$ 0.17	$ 0.17	$ 0.19	$ 0.20	$ 0.04	$ 0.07	$ 0.11	$ 0.19

Diluted net income per common share	$ 0.15	$ 0.16	$ 0.18	$ 0.19	$ 0.04	$ 0.06	$ 0.10	$ 0.17

Number of shares used in computing basic net income per common share	10,430	10,460	10,510	10,480	7,970	7,970	8,520	9,840

Number of shares used in computing diluted net income per common share	11,570	11,430	11,340	11,400	8,600	9,280	9,830	10,960

SCHEDULE II

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2000,2001,2002 (IN THOUSANDS)

Classification		Balance Beginning of Year	Charged to Costs and Expenses	Additions (Deductions)	Balance End of Year

2000	Allowance for doubtful accounts	$267	$50	$(71)	$246
	Allowance for chargebacks, returns,
	and discounts	1,630	6,725	(5,903)	2,452
	Allowance for rebates	300	221	(149)	372

2001	Allowance for doubtful accounts	246	20	(261)	240
	Allowance for chargebacks, returns,
	and discounts	2,452	6,359	(6,646)	2,165
	Allowance for rebates	372	1,094	(707)	759

2002	Allowance for doubtful accounts	240	-0-	(44)	196
	Allowance for chargebacks, returns,
	and discounts	2,165	8,046	(7,563)	2,648
	Allowance for rebates	759	3,318	(2,503)	1,574

S-1

Exhibit Index

Exhibit No.		Description
23.1	—	Consent of Grant Thorton LLP, Independent Auditors (filed herewith)
24.1	—	Power of Attorney (see signature page)
99.1	—	Certificates

S-2