Form 10-Q
period 2003-03-31
BRADLEY PHARMACEUTICALS INC
filed 2003-05-15
CIK 864268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 0-18881

BRADLEY PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-2581418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Route 46 West Fairfield, NJ 07004 (Address of principal executive offices)

(973) 882-1505 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2003
Common Stock, $.01 par value Class B Common Stock, $.01 par value	10,154,435 429,752

BRADLEY PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$ 27,338,302	$ 20,820,725
Short-term investments	5,768,200	5,188,091
Accounts receivable, net	1,750,170	3,892,863
Inventories, net	2,587,227	2,165,727
Deferred tax assets	1,424,131	1,339,755
Prepaid expenses and other	1,366,572	804,563
Prepaid income taxes	—	315,558

Total current assets	40,234,602	34,527,282

Property and equipment, net	1,059,712	915,681
Intangible assets, net	5,851,666	6,059,143
Goodwill	289,328	289,328
Deferred tax assets	2,653,635	2,787,479
Other assets	117,259	134,617

	$ 50,206,202	$ 44,713,530

(a) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)	(a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 215,759	$ 224,510
Accounts payable	3,332,778	1,750,901
Accrued expenses	4,028,995	4,389,041
Income taxes payable	1,049,603	—

Total current liabilities	8,627,135	6,364,452

Long-term debt, less current maturities	109,283	155,362
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 10,969,999 and 10,836,018 at March 31, 2003 and at December 31, 2002, respectively	109,700	108,360
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at March 31, 2003 and at December 31, 2002	4,298	4,298
Additional paid-in capital	31,912,620	31,153,596
Retained earnings	11,443,142	8,569,062
Accumulated other comprehensive income	149,816	98,323
Less: Treasury stock, 823,647 and 793,195 shares at cost at March 31, 2003 and at December 31, 2002, respectively	(2,149,792)	(1,739,923)

Total stockholders’ equity	41,469,784	38,193,716

	$ 50,206,202	$ 44,713,530

(a) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$ 14,915,685	$ 9,293,326
Cost of sales	1,294,775	1,110,544

	13,620,910	8,182,782

Selling, general and administrative	8,733,577	5,159,738
Depreciation and amortization	282,725	274,222
Interest income, net	(106,472)	(77,022)

	8,909,830	5,356,938

Income before income tax expense	4,711,080	2,825,844
Income tax expense	1,837,000	1,102,000

Net income	$ 2,874,080	$ 1,723,844

Basic net income per common share	$ 0.27	$ 0.17

Diluted net income per common share	$ 0.25	$ 0.15

Shares used in computing basic net income per common share	10,520,000	10,430,000

Shares used in computing diluted net income per common share	11,460,000	11,570,000

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACUETICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$ 2,874,080	$ 1,723,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,725	274,222
Deferred income taxes	49,468	93,655
Tax benefit due to exercise of non-qualified options and warrants	405,541	167,996
Noncash compensation for consulting services	11,041	63,730
Changes in operating assets and liabilities:
Accounts receivable	2,142,693	(1,988,006)
Inventories	(421,500)	(345,439)
Prepaid expenses and other	(544,651)	(234,895)
Accounts payable	1,581,877	440,804
Accrued expenses	(360,046)	(457,603)
Income taxes payable	1,365,161	397,648

Net cash provided by operating activities	7,386,389	135,956
Cash flows from investing activities:
Purchase of property and equipment	(219,279)	(34,677)
Proceeds from sale of short-term investments	500,759	—
Purchase of short-term investments	(1,029,375)	(3,029,592)

Net cash used in investing activities	(747,895)	(3,064,269)
Cash flows from financing activities:
Payment of notes payable	(54,830)	(40,250)
Proceeds from exercise of stock options and warrants	288,534	117,037
Payment of registration costs	—	(86,766)
Purchase of treasury shares	(420,555)	(7,183)
Distribution of treasury shares	65,934	47,187

Net cash (used in) provided by financing activities	(120,917)	30,025

Net increase (decrease) in cash and cash equivalents	6,517,577	(2,898,288)
Cash and cash equivalents at beginning of period	20,820,725	10,337,214

Cash and cash equivalents at end of period	$ 27,338,302	$ 7,438,926

(Continued)

BRADLEY PHARMACUETICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended
	March 31, 2003	March 31, 2002
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 7,000	$ 20,000

Income taxes	$17,000	$443,000

Supplemental disclosures of noncash investing and financing activities:
Acquisition of fixed assets under capital leases and financing agreements	$ —	$ 19,000

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — Basis of Presentation

The unaudited interim financial statements of Bradley Pharmaceuticals, Inc. (the “Company”, “Bradley”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

The accounting policies followed by the Company are set forth in Note A of the Company’s consolidated financial statements as contained in the Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2002.

The results reported for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for a full year.

Certain reclassifications have been made to prior period financial statements to conform to the current periods presentation.

NOTE B — Stock Based Compensation

The Company has the 1990 Stock Option Plan and the 1999 Incentive and Non-Qualified Stock Option Plan, which are described more fully in Note I.2 of the Form 10-K for the period ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions used for grants during the period ending March 31, 2003 and 2002: no dividend yield;

expected volatility of 60%; risk-free interest rate of 5% and 6% for the three months ended March 31, 2003 and 2002, respectively; and expected life after vesting of 4 years for directors and officers and 2 years for others.

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income, as reported	$ 2,874,080	$ 1,723,844
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	30,884	89,744

Pro forma net income	$ 2,843,196	$ 1,634,100

Earnings per share:
Basic- as reported	$0.27	$0.17

Basic- pro forma	$0.27	$0.16

Diluted- as reported	$0.25	$0.15

Diluted- pro forma	$0.25	$0.14

NOTE C — Net Income Per Common Share

Basic net income per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing the net income by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Basic shares	10,520,000	10,430,000
Dilution: stock options and warrants	940,000	1,140,000

Diluted shares	11,460,000	11,570,000

Net Income	$ 2,874,080	$ 1,723,844

Basic income per share	$ 0.27	$ 0.17

Diluted income per share	$ 0.25	$ 0.15

In addition to stock options and warrants included in the above computation, options and warrants to purchase 156,100 and 8,500 shares of common stock at prices ranging from $13.57 to $20.18 and $19.11 to $20.18 per share were outstanding for the three months ending March 31, 2003 and March 31, 2002, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

Note D — Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:

Three Months Ended
	March 31, 2003	March 31, 2002
Comprehensive income:
Net income	$ 2,874,080	$ 1,723,844
Other comprehensive income (loss):
Net unrealized income (loss) on available for sale securities	51,493	(146,753)

Comprehensive income	$ 2,925,573	$ 1,577,091

Note E — Business Segment Information

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

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Form 10-K for the year ended December 31, 2002. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the two segments are for the months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales:
Kenwood Therapeutics	$ 4,040,015	$ 3,038,495
Doak Dermatologics, Inc.	10,875,670	6,254,831

	$ 14,915,685	$ 9,293,326

Depreciation and amortization:
Kenwood Therapeutics	$ 215,191	$ 210,202
Doak Dermatologics, Inc.	67,534	64,020

	$ 282,725	$ 274,222

Income before income tax:
Kenwood Therapeutics	$ 431,496	$ 899,246
Doak Dermatologics, Inc.	4,279,584	1,926,598

	$ 4,711,080	$ 2,825,844

Income tax expense:
Kenwood Therapeutics	$ 168,000	$ 351,000
Doak Dermatologics, Inc.	1,669,000	751,000

	$ 1,837,000	$ 1,102,000

Net income:
Kenwood Therapeutics	$ 263,496	548,246
Doak Dermatologics, Inc.	2,610,584	1,175,598

	$ 2,874,080	$ 1,723,844

Geographic information (revenues):
Kenwood Therapeutics:
United States	$ 4,032,298	$ 2,981,612

Other countries	7,717	56,883

	$ 4,040,015	$ 3,038,495

Doak Dermatologics, Inc.
United States	$ 10,671,916	$ 6,016,372
Other countries	203,754	238,459

	$ 10,875,670	$ 6,254,831

Net sales by category:
Dermatology	$ 10,875,670	$ 6,254,831
Respiratory	1,705,068	1,527,589
Nutritional	517,152	945,392
Gastroenterology	1,742,681	487,232
Personal Hygiene	75,114	78,282

	$ 14,915,685	$ 9,293,326

March 31, 2003	December 31, 2002
Segment assets:
Kenwood Therapeutics	$ 45,586,677	$ 41,180,774
Doak Dermatologics, Inc.	4,619,525	3,532,756

	$ 50,206,202	$ 44,713,530

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

Note F — Short-term Investments

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

The following is a summary of available-for-sale securities for March 31, 2003:

	Cost	Gross Unrealized Gain/(Loss)	Gross Fair Value
Treasury notes	$ 3,521,379	$ 149,816	$ 3,671,195

Total available-for-sale securities	$ 3,521,379	$ 149,816	$ 3,671,195

During the three months ended March 31, 2003 and 2002, the Company had gross realized losses on sales of available-for-sale securities of zero and $38,240, respectively. The net adjustment to unrealized income during the three months ended March 31, 2003 on available-for-sale securities included in stockholders’ equity totaled $51,493 and the net adjustment to unrealized losses during three months ended March 31, 2002 on available-for-sale securities included in stockholders’ equity totaled $146,753. The Company views its available-for-sale securities as available for current operations.

The Company’s held-to-maturity investments represent deposits with financial institutions that have an original maturity of more than three months and a remaining maturity of less than 1 year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at cost.

The composition of the Company’s held-to-maturity investments at March 31, 2003 is as follows:

Certificate of deposit estimated amount collectable from FDIC	$ 200,000
Commercial Paper, 1.55%, maturity date July 1, 2003	$ 1,400,000
Treasury Notes, 1.21%, maturity date August 7, 2003	$ 497,005

Total held-to-maturity investments	$ 2,097,005

Note G — Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 90%of gross accounts receivable at March 31, 2003. On March 31, 2003, Cardinal Health, Inc., AmerisourceBergen Corporation, and McKesson Corporation owed 37%, 25%, and 28% of gross accounts receivable to the Company, respectively.

In addition, the Company’s four largest customers for the three months ended March 31, 2003 and 2002 accounted for 80% and 86% of gross sales, respectively. The following table presents a summary of sales to these customers during the three months ended March 31, 2003 and 2002, who are wholesalers, as a percentage of the Company’s total gross sales:

Customer	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
AmerisourceBergen Corporation	18%	20%
Cardinal Health, Inc.	25%	34%
McKesson Corporation	14%	17%
Quality King, Inc.	23%	15%

Total	80%	86%

Accounts receivable balances at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
Accounts receivable:
Trade	$ 3,913,752	$ 5,851,759
Other	25,347	89,029
Less allowances:
Chargebacks	1,496,185	1,350,698
Returns	357,648	364,236
Discounts	66,160	137,001
Doubtful accounts	268,936	195,990

Accounts receivable, net of allowances	$ 1,750,170	$ 3,892,863

Note H — Inventories

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

Inventory balances at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
Finished goods	$ 2,430,458	$ 1,820,609
Raw materials	446,351	622,945
Valuation reserve	(289,582)	(277,827)

Inventories, net	$ 2,587,227	$ 2,165,727

Note I — Accrued Expenses

Accrued expenses balances at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
Employee compensation	$ 856,250	$ 1,559,583
Rebate payable	42,000	370,599
Rebate liability	2,257,780	1,999,630
Deferred revenue	578,712	—
Other	294,253	459,229

Accrued expenses	$ 4,028,995	$ 4,389,041

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company. On March 31, 2003, the Company established deferred revenue of $578,712 due to a new product return that was paid in full during the First Quarter 2003 and subsequently re-shipped in April 2003 to the same customer. The product was originally returned in March 2003 due to a change in the product’s name and packaging.

Note J — Income Taxes

Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On March 31, 2003 and December 31, 2002, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Note K — Incentive and Non-Qualified Stock Option Plan

During the three months ended March 31, 2003, the Company granted a consultant an option to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, nonforfeitable, and will expire 3 years from its initial exercise date. During the three months ended March 31, 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options.

During the three months ended March 31, 2003, the Company has issued an additional 43,000 options at exercise prices ranging from $12.79 to $14.33 to employees and directors and 135,792 options and warrants have been exercised generating proceeds of $288,534 plus a tax benefit of $405,541.

All options issued during the three months ended March 31, 2003 were at or above the market price on the date of grant.

Note L — Stock Repurchase Plan

During September 2002, the Company announced a program to repurchase up to $4 million of outstanding common stock in open market transactions over the next 24 months. These repurchased shares will be held in Treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding the Company’s 401(k) Plan. During the three months ended March 31, 2003, the Company purchased 35,713 shares of common stock for $420,555. Since the inception of the Stock Repurchase Plan in September 2002 to March 31, 2003, the Company has purchased 87,713 shares of common stock for $931,525.

Note M — Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement in the First Quarter 2003 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date. The adoption of this statement did not have an impact on the Company’s consolidated financial position or results of operations in the First Quarter 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company’s consolidated financial position or results of operations in the First Quarter 2003.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003 have been included in the accompanying financial statements.

Note N — Contingencies

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

In addition to a judicial determination that Dermik and Aventis have infringed the Company’s patents, the Company is seeking triple monetary damages for willful infringement, disgorgement of all profits realized from the sale of the infringing products and an injunction against future infringements. The timing and the ultimate final outcome of the Company’s lawsuit against Dermik and Aventis are uncertain. If a competing 40% urea product is launched, whether as a result of Company’s current litigation against Dermik and Aventis or otherwise, the Company’s CARMOL® 40 sales and profits could materially suffer.

On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying the Company’s request for a preliminary injunction to prevent Dermik and Aventis from allegedly infringing aspects of the Company’s patent concerning the composition and use of its proprietary Carmol® 40 urea brand line and also mentioned the Company’s request for a permanent injunction would be unlikely based upon the facts presented to date. The Company continues to review with its advisors its strategies and alternatives with respect to this lawsuit.

On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleges that DPT Lakewood breached a confidentiality agreement and misappropriated the Company’s trade secrets relating to CARMOL® 40 cream. The Company further alleges that DPT Lakewood is infringing its composition patent for dermatological products comprised of 40% urea. During 1999, the Company provided, in accordance with a confidentiality agreement entered into for the possible manufacture of the Company’s CARMOL® 40 cream, substantial trade secret information to a company of which the Company believes DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of

CARMOL® 40 cream. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis.

In addition to a judicial determination that DPT Lakewood infringed the Company’s patent, the Company is seeking triple monetary damages for willful infringement, disgorgement of all profits resulting from the infringement of the Company’s patent, punitive and other appropriate damages for misappropriation of trade secrets and preliminary and permanent injunctions enjoining DPT Lakewood from manufacturing any urea or other product that infringes the Company’s patents.

On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against the Company alleging defamation arising from the Company’s press release announcing commencement of the litigation against DPT Lakewood. The Company believes this suit is without merit. The Company intends to vigorously defend its position and, in that regard, the Company has filed a motion to dismiss this lawsuit.

The Company and certain of its subsidiaries are parties to other routine actions and proceedings incidental to its business. There can be no assurance that an adverse determination on any such action or proceeding could not have a material adverse effect on the Company’s business, financial condition or results of operations.

Note O — Transactions With Shareholders

During 2003 and 2002, the Company leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on January 31, 2008 from a limited liability company (“LLC”) controlled by Daniel and Iris Glassman. During 2001 and 2000, the Company leased 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey from that same LLC. Rent expense during the First Quarter 2003, including the Company’s proportionate share of real estate taxes, was approximately $132,237.

The Company is currently evaluating whether the above transaction qualifies as a variable interest entity that may be required to be consolidated beginning July 1, 2003.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that Bradley expects, believes or anticipates will or may occur in the future, such as earnings estimates and predictions of future financial performance. All forward-looking statements are based on assumptions made by Bradley based on its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond Bradley’s control, including Bradley’s ability to maintain CARMOL® sales and bear the outcome of related pending litigation, effectively purchase or integrate new products into its portfolio or effectively react to other risks described in our Form 10-K for the year ended December 31, 2002 and from time to time in Bradley’s other SEC filings. Further, Bradley cannot predict the impact on its business of any future approvals of generic versions of its products or of other competing products. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. Bradley undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

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

Results of Operations

NET SALES (net of all adjustments to sales) for the three months ended March 31, 2003 were $14,916,000, representing an increase of $5,622,000 from the three months ended March 31, 2002. The increase was due to gains in net sales by Kenwood Therapeutics of $1,001,000 and Doak Dermatologics of $4,621,000. The gain by Kenwood Therapeutics is primarily due to new product sales from ANAMANTLE®HC of $908,000, launched in the First Quarter 2003, and an increase in Pamine® of $347,000, partially offset by a decrease in nutritional products of $428,000. The gain by Doak Dermatologics is primarily due to new product sales from ROSULA® Aqueous Gel of $978,000, launched in the First Quarter 2003 and an increase from CARMOL®40 of $4,106,000. The total sales in the First Quarter 2003 for CARMOL®40 were $7,041,000.

COST OF SALES for the three months ended March 31, 2003 was $1,295,000, representing an increase of $184,000 from the three months ended March 31, 2002. The gross profit percentage for the three months ended March 31, 2003 was 91%, as compared to 88% during the three months ended March 31, 2002. The increase in the gross profit percentage reflected a change in our sales mix with greater sales of prescription products that historically carry a higher gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2003 were $8,734,000, representing an increase of $3,574,000 from the three months ended March 31, 2002. The increase reflects increased investment in our sales and marketing areas, with resulting increases in promotional and advertising expenses in order to implement our strategy of niche marketing dermatology and gastroenterology brands, and an increase in legal expenses of $807,000 primarily due to current litigation.

DEPRECIATION AND AMORTIZATION EXPENSE for the three months ended March 31, 2003 was $283,000, representing an increase of approximately $8,500 from the three months March 31, 2002.

INTEREST INCOME, NET for the three months ended March 31, 2003 was $106,000, representing an increase of $29,000 from the three months ended March 31, 2002. The improvement was principally due to an increase in interest income from short-term investments generated by investing excess cash.

INCOME TAX EXPENSE for the three months ended March 31, 2003 was $1,837,000, compared to $1,102,000 for the three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2003 and 2002 was 39%.

NET INCOME for the three months ended March 31, 2003 was $2,874,000, an increase of $1,150,000 from the three months ended March 31, 2002. The improvement was principally due to an increase in net sales, gross profit margin, and interest income, partially offset by an increase in selling, general and administrative expenses.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement in the First Quarter 2003 did not have an impact on the Company’s consolidated financial position or results of operations.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date. The adoption of this statement did not have an impact on the Company’s consolidated financial position or results of operations in the First Quarter 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company’s consolidated financial position or results of operations in the First Quarter 2003.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003 have been included in the accompanying financial statements.

Liquidity and Capital Resources

Our liquidity requirements arise from working capital requirements, debt service and funding of acquisitions. We have historically met these cash requirements through cash from operations, proceeds from our line of credit, bank borrowings for product acquisitions and the issuance of common stock.

Our cash and cash equivalents and short-term investments were $33,107,000 at March 31, 2003. Cash provided by operating activities for the three months ended March

31, 2003 was $7,386,000. The sources of cash primarily resulted from net income of $2,874,000 plus non-cash charges for depreciation and amortization of $283,000; a decrease in deferred income taxes of $49,000; noncash compensation for consulting services of $11,000; tax benefit for exercise of non-qualified stock options and warrants of $406,000; a decrease in accounts receivable of $2,143,000 resulting from increased collections; an increase in accounts payable of $1,582,000; and an increase in income taxes payable of $1,365,000. The sources of cash were partially offset by an increase in inventories of $422,000; an increase in prepaid expenses and other of $545,000 primarily due to prepayment of the annual insurance premium; and a decrease in accrued expenses of $360,000, primarily due to payment of employee bonuses.

Cash used in investing activities for the three months ended March 31, 2003 was $748,000, which was primarily the result of purchases of short-term investments of $1,029,000 and property and equipment of $219,000, partially offset by proceeds from the sale of short-term investments of $501,000.

Cash used in financing activities for the three months ended March 31, 2003 was $121,000. The financing activities consisted primarily of a payment of long-term debt of $55,000; proceeds from exercise of stock options and warrants of $289,000; purchases of treasury stock of $421,000; and distributions of treasury stock of $66,000 to fund the 401(k) Plan contributions.

The Company has a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. Advances available under the revolving asset-based credit facility are calculated pursuant to a formula, which is based upon the Company’s eligible accounts receivable and inventory levels. Advances under the $10 million acquisition facility are subject to the Company finding a potential acquisition, satisfying financial covenants and, depending upon the size of the acquisition, Wachovia’s approval. This loan agreement has an initial term of two years, expiring on November 19, 2004. Interest accrues on amounts outstanding at a rate equal to LIBOR plus 1.85% and the commitment fee accrues on the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. The Company’s obligations under this loan agreement have been collateralized by the Company’s grant to Wachovia of a lien upon substantially all the Company’s assets.

As of the date of this report, the Company has not borrowed any funds from the revolving asset-based credit facility or the acquisition facility.

As of the date of this report, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Other Debt
April 1, 2003 to December 31, 2003	$ 406,953	$ 122,596	$ 61,478
Fiscal 2004	475,630	108,283	—
Fiscal 2005	462,874	30,209	—
Fiscal 2006	462,874	22,748	—
Fiscal 2007	462,874	—	—
Thereafter	40,979	—	—

	$ 2,312,184	$ 283,836	$ 61,478

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

Intangible assets and goodwill. We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We assess the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which eliminated the amortization of purchased goodwill, resulting in an increase in pretax income for the fiscal year ended December 31, 2002. Adoption of this standard did not have a material effect on the Company’s financial statements. Upon adoption of SFAS No. 142, we performed an impairment test of our goodwill and determined that no impairment of the recorded goodwill existed. The fair value of the reporting unit was calculated on the basis of discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed the annual impairment test at December 31, 2002, and noted that no impairment existed.

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

Certain Risk Factors Affecting Our Business and Prospects

There are many factors that may affect our business and the results of our operations, some of which are beyond our control. These factors include:
•	We derive a majority of our prescription volume from our core branded products, and any factor adversely affecting the prescription volume related to these products could harm our business, financial condition and results of operations.
•	Failure to maintain CARMOL® as a significant portion of revenue could reduce our profitability.
•	If we lose our lawsuit against Dermik Laboratories, Inc. and Aventis Pharmaceuticals, Inc., our sales and profitability from CARMOL®40 could decrease.
•	Our operating results and financial condition may fluctuate.
•	Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.
•	Our reliance on third-party manufacturers and suppliers can be disruptive to our inventory supply.
•	If we cannot purchase or integrate new companies or products, our business may suffer.
•	Our continued growth depends upon our ability to develop new products.

•	We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic and/or therapeutic substitutes.
•	We depend on our trademarks, patents, and proprietary rights and our ability to compete could be limited if they are infringed upon or if we fail to enforce them.
•	We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.
•	We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
•	Our officers and directors control our business and can authorize certain corporate transactions without the concurrence of our other stockholders.
•	If we become subject to a product liability claim, we may not have adequate insurance coverage.
•	Our business and growth strategy may cause fluctuating operating results, which could negatively affect the price of our stock.
•	We are subject to chargebacks and rebates when our products are resold to governmental agencies and managed care buying groups, which may reduce our future profit margins.
•	We selectively outsource certain non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of such services on acceptable terms.
•	The loss of our key personnel could limit our ability to operate our business successfully.
•	We face significant competition within our industry.
•	Failure to comply with government regulations could affect our ability to operate our business.
•	Changes in the reimbursement policies of managed care organizations and other third-party payors may reduce our gross margins.

For a discussion of these and other factors affecting our business and prospects, see “Item 1. Business — Risk Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures Concerning Market Risks

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

As of the date of this report, we had the following outstanding debt with fixed rate interest and no outstanding debt with variable interest rates.

Period	Debt(a)	Average Fixed Rate Interest
April 1, 2003 to December 31, 2003	$184,074	8.65%
Fiscal 2004	108,283	7.95%
Fiscal 2005	30,209	6.74%
Fiscal 2006	22,748	6.72%
Fiscal 2007	—	N/A
Thereafter	—	N/A

(a) Debt amounts include interest and minimum debt payments

We are also exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying Bradley’s request for a preliminary injunction to prevent Dermik and Aventis from allegedly infringing aspects of Bradley’s patent concerning the composition and use of its proprietary Carmol® 40 urea brand line and also mentioned our request for a permanent injunction would be unlikely based upon the facts presented to date. Bradley continues to review with its advisors its strategies and alternatives with respect to this lawsuit.

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

On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against us alleging defamation arising from our press release announcing commencement of the litigation against DPT Lakewood. We believe this suit is without merit. We intend to vigorously defend our position and, in that regard, we have filed a motion to dismiss this lawsuit.

We and certain of our subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding could not have a material adverse effect on our business, financial condition or results of operations.

Item 5. Other Information

On May 13, 2003, share of our common stock began trading on the New York Stock Exchange under the symbol “BDY” (formally traded on the Nasdaq National Market under the symbol “BPRX”).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K.

Form 8-K filed on January 30, 2003 relating to the Company’s lawsuit with Dermik Laboratories and Aventis Pharmaceuticals

Form 8-K filed on February 26, 2003 relating to the Company’s lawsuit with DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)

Date: May 14, 2003	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Daniel Glassman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bradley Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, R. Brent Lenczycki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bradley Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ R. Brent Lenczycki R. Brent Lenczycki Vice President and Chief Financial Officer (Principal Financial Officer)

