Form 10-Q
period 2003-06-30
BRADLEY PHARMACEUTICALS INC
filed 2003-08-14
CIK 864268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2003

Common Stock, $.01 par value	10,241,249
Class B Common Stock, $.01 par value	429,752

BRADLEY PHARMACEUTICALS, INC. Table of Contents

PART I. FINANCIAL INFORMATION Item 1. Financial Statements BRADLEY PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$55,495,275	$20,820,725
Short-term investments	4,419,695	5,188,091
Accounts receivable, net	1,373,925	3,892,863
Inventories, net	2,522,121	2,165,727
Deferred tax assets	1,937,417	1,339,755
Prepaid expenses and other	1,320,119	804,563
Prepaid income taxes	—	315,558

Total current assets	67,068,552	34,527,282

Property and equipment, net	1,026,275	915,681
Intangible assets, net	5,646,441	6,059,143
Goodwill	289,328	289,328
Deferred tax assets	2,519,733	2,787,479
Deferred financing costs	1,863,864	127,291
Other assets	7,326	7,326

	$78,421,519	$44,713,530

(a) Derived from audited financial statements. See accompanying notes to condensed consolidated financial statements. BRADLEY PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(unaudited)	(a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$218,512	$224,510
Accounts payable	2,744,758	1,750,901
Accrued expenses	5,056,521	4,389,041
Income taxes payable	116,513	—

Total current liabilities	8,136,304	6,364,452

Long-term liabilities:
Long-term debt, less current maturities	66,503	155,362
4% Convertible senior subordinated notes due 2013	25,000,000	—

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 11,050,657 and 10,836,018 at June 30, 2003 and at December 31, 2002, respectively	110,506	108,360
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at June 30, 2003 and at December 31, 2002	4,298	4,298
Additional paid-in capital	32,352,751	31,153,596
Retained earnings	14,819,883	8,569,062
Accumulated other comprehensive income	203,016	98,323
Less: Treasury stock, 832,309 and 793,195 shares at cost at June 30, 2003 and at December 31, 2002, respectively	(2,271,742)	(1,739,923)

Total stockholders’ equity	45,218,712	38,193,716

	$78,421,519	$44,713,530

(a) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$16,349,913	$9,355,657	$31,265,598	$18,648,983
Cost of sales	1,413,717	1,086,658	2,708,492	2,197,202

	14,936,196	8,268,999	28,557,106	16,451,781

Selling, general and administrative	9,090,448	5,106,127	17,824,025	10,265,865
Depreciation and amortization	305,085	281,930	587,810	556,152
Interest income	(98,765)	(80,481)	(211,809)	(184,070)
Interest expense	102,687	22,969	109,259	49,536

	9,399,455	5,330,545	18,309,285	10,687,483

Income before income tax expense	5,536,741	2,938,454	10,247,821	5,764,298
Income tax expense	2,160,000	1,146,000	3,997,000	2,248,000

Net income	$3,376,741	$1,792,454	$6,250,821	$3,516,298

Basic net income per common share	$0.32	$0.17	$0.59	$0.34

Diluted net income per common share	$0.29	$0.16	$0.54	$0.31

Shares used in computing basic net income per common share	10,600,000	10,460,000	10,560,000	10,440,000

Shares used in computing diluted net income per common share	11,860,000	11,430,000	11,660,000	11,500,000

See accompanying notes to condensed consolidated financial statements. BRADLEY PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$6,250,821	$3,516,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	587,810	556,152
Amortization of deferred financing costs	41,655	22,762
Deferred income taxes	(329,916)	228
Tax benefit due to exercise of non-qualified options and warrants	667,294	369,744
Noncash compensation for consulting services	11,041	85,586
Changes in operating assets and liabilities:
Accounts receivable	2,518,938	170,063
Inventories	(356,394)	(33,852)
Prepaid expenses and other	(515,556)	(168,775)
Accounts payable	993,857	(823,624)
Accrued expenses	667,480	176,177
Income taxes payable	432,071	(276,609)

Net cash provided by operating activities	10,969,101	3,594,150
Cash flows from investing activities:
Purchase of property and equipment	(285,702)	(130,423)
Proceeds from sale of short-term investments	1,902,464	9,088,731
Purchase of short-term investments	(1,029,375)	(6,514,843)

Net cash provided by investing activities	587,387	2,443,465
Cash flows from financing activities:
Payment of notes payable	(94,857)	(69,132)
Proceeds from sale of 4% convertible senior subordinated notes	25,000,000	—
Payment of deferred financing costs associated with the sale of 4% convertible senior subordinated notes	(1,778,228)	—
Proceeds from exercise of stock options and warrants	451,049	220,237
Payment of registration costs	—	(110,057)
Purchase of treasury shares	(545,055)	(7,183)
Distribution of treasury shares	85,153	56,818

Net cash provided by financing activities	23,118,062	90,683

Increase in cash and cash equivalents	34,674,550	6,128,298
Cash and cash equivalents at beginning of period	20,820,725	10,337,214

Cash and cash equivalents at end of period	$55,495,275	$16,465,512

(Continued) BRADLEY PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended

	June 30, 2003	June 30, 2002

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$16,000	$50,000

Income taxes	$3,228,000	$2,173,000

Supplemental disclosures of noncash investing and financing activities:
Acquisition of fixed assets under capital leases and financing agreements	$—	$19,000

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of June 30, 2003, operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

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

     The results reported for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for a full year.

     Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

NOTE B - Stock Based Compensation

     The Company has the 1990 Stock Option Plan and the 1999 Incentive and Non-Qualified Stock Option Plan, which are described more fully in Note I.2 of the Form 10-K for the period ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions used for grants during the periods ending June 30, 2003 and 2002: no dividend yield;

expected volatility of 60%; risk-free interest rate of 5% for the three and six months ended June 30, 2003 and risk-free interest rate of 6% for the three and six months ended June 30, 2002, respectively; and expected life of 4 years for directors and officers and 2 years for others.

	Three Months Ended

	June 30, 2003	June 30, 2002

Net income, as reported	$3,376,741	$1,792,454
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(320,086)	(424,153)

Pro forma net income for basic computation	$3,056,655	$1,368,301

Net income, as reported	$3,376,741	$1,792,454
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(320,086)	(424,153)
Add: After-tax interest expense from 4% convertible senior subordinated notes due 2013	31,967	—

Pro forma net income for diluted computation	$3,088,622	$1,368,301

Net income per share:
Basic- as reported	$0.32	$0.17

Basic- pro forma	$0.29	$0.13

Diluted- as reported	$0.29	$0.16

Diluted- pro forma	$0.26	$0.12

	Six Months Ended

	June 30, 2003	June 30, 2002

Net income, as reported	$6,250,821	$3,516,298
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	755,209	616,178

Pro forma net income for basic computation	$5,495,612	$2,900,120

Net income, as reported	$6,250,821	$3,516,298
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	755,209	616,178
Add: After-tax interest expense from 4% convertible senior subordinated notes due 2013	31,967	—

Pro forma net income for diluted computation	$5,527,579	$2,900,120

Net income per share:
Basic- as reported	$0.59	$0.34

Basic- pro forma	$0.52	$0.28

Diluted- as reported	$0.54	$0.31

Diluted- pro forma	$0.47	$0.25

NOTE C - Net Income Per Common Share

     Basic net income per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing the net income plus applicable after-tax interest expense and related offsets from convertible notes by the weighted number of shares outstanding and dilutive common equivalent shares from stock option, warrants and convertible notes. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Basic shares	10,600,000	10,460,000	10,560,000	10,440,000
Dilution:
Stock options and warrants	1,000,000	970,000	970,000	1,060,000
Convertible notes	260,000	—	130,000	—

Diluted shares	11,860,000	11,430,000	11,660,000	11,500,000

Net income as reported	$ 3,376,741	$ 1,792,454	$ 6,250,821	$ 3,516,298
After-tax interest expense from convertible notes	31,967	—	31,967	—

Adjusted net income	$ 3,408,708	$ 1,792,454	$ 6,282,788	$ 3,516,298

Basic income per share	$ 0.32	$ 0.17	$ 0.59	$ 0.34

Diluted income per share	$ 0.29	$ 0.16	$ 0.54	$ 0.31

     In addition to stock options and warrants included in the above computation, options and warrants to purchase 38,500 and 45,000 shares of common stock at prices ranging from $16.61 to $20.18 and $14.39 to $20.18 per share were outstanding for the three and six months ending June 30, 2003, respectively. Further, options and warrants to purchase 486,600 and 8,500 shares of common stock at prices ranging from $12.67 to $20.18 and $19.11 to $20.18 per share were outstanding for the three and six months ending June 30, 2002, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

See Note P for discussion of additional convertible notes issued on July 24, 2003.

Note D – Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Comprehensive income:
Net income	$ 3,376,741	$ 1,792,454	$ 6,250,821	$ 3,516,298
Other comprehensive income:
Net unrealized gains (losses) on available for sale securities	53,200	72,203	104,693	(74,550)

Comprehensive income	$ 3,429,941	$ 1,864,657	$ 6,355,514	$ 3,441,748

Note E – Business Segment Information

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Form 10-K for the year ended December 31, 2002. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the two segments are for the months ended June 30, 2003 and 2002.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net sales:
Kenwood Therapeutics	$3,689,581	$1,678,631	$7,729,596	$4,717,126
Doak Dermatologics, Inc.	12,660,332	7,677,026	23,536,002	13,931,857

	$16,349,913	$9,355,657	$31,265,598	$18,648,983

Depreciation and amortization:
Kenwood Therapeutics	$240,213	$217,783	$455,404	$427,985
Doak Dermatologics, Inc.	64,872	64,147	132,406	128,167

	$305,085	$281,930	$587,810	$556,152

Income (loss) before income tax (benefit):
Kenwood Therapeutics	$84,061	($143,009)	$515,557	$756,237
Doak Dermatologics, Inc.	5,452,680	3,081,463	9,732,265	5,008,061

	$5,536,741	$2,938,454	$10,247,821	$5,764,298

Income tax expense (benefit):
Kenwood Therapeutics	$33,000	($56,000)	$201,000	$295,000
Doak Dermatologics, Inc.	2,127,000	1,202,000	3,796,000	1,953,000

	$2,160,000	$1,146,000	$3,997,000	$2,248,000

Net income (loss):
Kenwood Therapeutics	$51,061	($87,009)	$314,557	$461,237
Doak Dermatologics, Inc.	3,325,680	1,879,463	5,936,265	3,055,061

	$3,376,741	$1,792,454	$6,250,821	$3,516,298

Geographic information (revenues):
Kenwood Therapeutics
United States	$3,628,400	$1,629,635	$7,660,698	$4,611,247
Other countries	61,181	48,996	68,898	105,879

	$3,689,581	$1,678,631	$7,729,596	$4,717,126

Doak Dermatologics, Inc.
United States	$12,434,653	$7,320,304	$23,106,569	$13,336,676
Other countries	225,679	356,722	429,433	595,181

	$12,660,332	$7,677,026	$23,536,002	$13,931,857

Net sales by category:
Dermatology	$12,660,332	$7,677,026	$23,536,002	$13,931,857
Respiratory	2,062,552	1,228,768	3,767,620	2,756,357
Nutritional	606,680	160,413	1,123,832	1,105,805
Gastroenterology	949,863	242,751	2,692,544	729,983
Personal Hygiene	70,486	46,699	145,600	124,981

	$16,349,913	$9,355,657	$31,265,598	$18,648,983

	June 30, 2003	June 30, 2002
Segment assets:
Kenwood Therapeutics	$74,397,806	$35,471,674
Doak Dermatologics, Inc.	4,023,713	2,351,868

	$78,421,519	$37,823,542

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

Note F – Short-term Investments

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

     The following is a summary of available-for-sale securities for June 30, 2003:

	Cost	Gross Unrealized Gain/ (Loss)	Gross Fair Value

Treasury notes	$ 3,519,674	$ 203,016	$ 3,722,690

Total available-for-sale securities	$ 3,519,674	$ 203,016	$ 3,722,690

     During the three and six months ended June 30, 2003, the Company had no gross realized income or losses on sales of available-for-sale securities. During the three and six months ended June 30, 2002, the Company had gross realized losses on sales of available-for-sale securities of $38,240 and $110,728, respectively. The net adjustment to unrealized income during the three and six months ended June 30, 2003 on available-for-sale securities included in stockholders’ equity totaled $53,200 and $104,693, respectively. The net adjustment to unrealized income during three months ended June 30, 2002 on available-for-sale securities included in stockholders’ equity totaled $72,203. The net adjustment to unrealized losses during the six months ended June 30, 2002 on available-for-sale securities included in stockholders’ equity totaled $74,550. The Company views its available-for-sale securities as available for current operations.

     The Company’s held-to-maturity investments represents investments with financial institutions that have an original maturity of more than three months and a remaining maturity of less than 1 year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at cost.

     The composition of the Company’s held-to-maturity investments at June 30, 2003 is as follows:

Certificate of deposit estimated amount collectable from FDIC	$200,000

Treasury Notes, 1.21%, maturity date August 7, 2003	$497,005

Total held-to-maturity investments	$697,005

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

Note G – Accounts Receivable

      The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 77% of gross accounts receivable at June 30, 2003. On June 30, 2003, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation owed 12%, 18%, and 47% of gross accounts receivable to the Company, respectively.

      In addition, the Company’s four largest customers for the six months ended June 30, 2003 and 2002 accounted for 80% and 85% of gross sales, respectively. The following table presents a summary of sales to these customers during the six months ended June 30, 2003 and 2002, who are wholesalers, as a percentage of the Company’s total gross sales:

Customer	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

AmerisourceBergen Corporation	17%	14%
Cardinal Health, Inc.	23%	26%
McKesson Corporation	19%	30%
Quality King, Inc.	21%	15%

Total	80%	85%

Accounts receivable balances at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002

Accounts receivable:
Trade	$3,418,188	$5,851,759
Other	23,691	89,029
Less allowances:
Chargebacks	1,416,992	1,350,698
Returns	366,195	364,236
Discounts	67,689	137,001
Doubtful accounts	217,078	195,990

Accounts receivable, net of allowances	$1,373,925	$3,892,863

     Chargebacks are based on the difference between the prices at which the Company sells its products to wholesalers and the sales price ultimately paid by the end-user (often governmental agencies and managed care buying groups) pursuant to fixed price contracts. The Company records an estimate of the amount to be charged back to the Company at the time of sale to the wholesaler. The Company has recorded reserves for chargebacks based upon various factors, including current contract prices, historical trends and future expectations. The amount of actual chargebacks claimed could differ (either higher or lower) from the amounts the Company has accrued. Changes in estimate would be recorded in the income statement in the period of the change.

Note H – Inventories

     The Company purchases raw materials and packaging components for some third party manufacturing vendors. The Company utilizes third parties to manufacture and package finished goods held for sale, takes title to certain finished inventories once manufactured, and warehouses such goods until final distribution and sale. Finished goods consist of salable products that are primarily held at the Company’s third party warehouse. Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     Inventory balances at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002

Finished goods	$2,197,970	$1,820,609
Raw materials	484,042	622,945
Valuation reserve	(159,891)	(277,827)

Inventories, net	$2,522,121	$2,165,727

Note I – Accrued Expenses Accrued expenses balances at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002

Employee compensation	$1,630,942	$1,559,583
Rebate payable	216,843	370,599
Rebate liability	2,788,808	1,999,630
Other	419,928	459,229

Accrued expenses	$5,056,521	$4,389,041

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

Note J – Income Taxes

      The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

      Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On June 30, 2003 and December 31, 2002, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

Note K – Incentive and Non-Qualified Stock Option Plan

     During the six months ended June 30, 2003, the Company granted a consultant an option to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, nonforfeitable, and will expire 3 years from its initial exercise date. During the six months ended June 30, 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options. During the three months ended June 30, 2003, the Company has not granted any consultants options to purchase shares of common stock.

     During the six months ended June 30, 2003, the Company has issued an additional 74,800 options at exercise prices ranging from $12.79 to $16.61 to employees and directors and 242,226 options and warrants have been exercised generating proceeds of $451,049 plus a tax benefit of $667,296.

     All options issued during the six months ended June 30, 2003 were at or above the market price on the date of grant.

Note L – Stock Repurchase Plan

     During September 2002, the Company announced a program to repurchase up to $4 million of outstanding common stock in open market transactions over the next 24 months. These repurchased shares will be held in Treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding the Company’s 401(k) Plan. During the six months ended June 30, 2003, the Company purchased 45,713 shares of common stock for $545,055. Since the inception of the Stock Repurchase Plan in September 2002 to June 30, 2003, the Company has purchased 97,713 shares of common stock for $1,054,885.

Note M- Recent Accounting Pronouncements

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the proforma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

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

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments within the scope of the SFAS 150 as of June 30, 2003, and, therefore, does not anticipate that SFAS 150 will have a material impact to the Company’s consolidated financial statements.

Note N- Contingencies

     On January 29, 2003, the Company commenced legal proceedings against Dermik Laboratories and its parent, Aventis Pharmaceuticals, a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by the Company relating to 40% urea dermatological compositions and therapeutic uses.

     In the complaint, filed in the United States District Court for the District of New Jersey, the Company stated that the marketing and sale by Dermik and Aventis of the 40% urea cream, Vanamide®, which would compete with the Company’s CARMOL®40 product line, infringed three of the Company’s patents, including a composition patent for dermatological products including 40% urea and two methodology patents for the therapeutic use of urea-based products.

     The timing and the ultimate final outcome of the Company’s lawsuit against Dermik and Aventis are uncertain. Launch of a competing 40% urea product could have a material adverse effect on the Company’s sales and profits attributable to CARMOL®40, and Dermik has recently begun selling Vanamide.

     On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying the Company’s request for a preliminary injunction to prevent Dermik and

Aventis from allegedly infringing aspects of the Company’s patent concerning the composition and use of its proprietary CARMOL® 40 urea brand line. In issuing its ruling, the court concluded that the Company had failed to establish a likelihood of success on the merits that would warrant the issuance of a preliminary in the Company’s favor. The court further stated its view that, based on the court’s preliminary interpretation of the claims, the evidence presented seed to indicate little or no likelihood of success by the Company on the merits and, further, that the defendants had established a substantial question of invalidity concerning the one patent at issue at the preliminary injunction hearing. The Company cannot assure stockholders that, in connection with this litigation, the court will not ultimately hold the Company’s patents relating to CARMOL®40 to be invalid, unenforceable or not infringed, or that the Company will not be subject to counterclaims, including, without limitation, money damages or other relief relating to misuse of the patents. The Company continues to review with its advisors its strategies and alternatives with respect to this lawsuit.

     On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleges, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company’s trade secrets relating to CARMOL®40 cream. During 1999, the Company provided, in accordance with a confidentiality agreement entered into for the possible manufacture of the Company’s CARMOL®40 cream, substantial trade secret information to a company of which the Company believes DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL®40 cream. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis.

     Among other things, the Company is seeking damages from DPT Lakewood for misappropriation of the Company’s trade secrets. DPT Lakewood has counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage.

     On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against the Company alleging defamation arising from the Company’s press release announcing commencement of the litigation against DPT Lakewood. The Company filed a motion to dismiss this lawsuit, which was denied by the court on July 11, 2003. The Company continues to believe this suit is without merit and intends to vigorously defend its position.

     The Company and certain of its subsidiaries are parties to other routine actions and proceedings incidental to its business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company’s business, financial condition or results of operations.

Note O- Transactions With Shareholders

     During 2003 and 2002, the Company leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on January 31, 2008 from a limited liability company (“LLC”) controlled by Daniel and Iris Glassman. During 2001 and 2000, the Company leased 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey from that same LLC. Rent expense during the six months ended June 30, 2003, including the Company’s proportionate share of real estate taxes, was approximately $266,000.

     The Company is currently evaluating whether the above transaction qualifies as a variable interest entity that may be required to be consolidated beginning July 1, 2003.

Note P – Convertible Notes

     On June 11, 2003, the Company issued $25 million in aggregate principal amount of its 4% convertible senior subordinated notes due June 15, 2013 (the “Notes”) (plus an potential allotment to the initial purchasers of the Notes to acquire up to an additional $8 million in principal amount of the Notes) in a private placement transaction. The Notes bear interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion rate of 50 shares of the Company’s common stock per $1,000 in principal amount of Notes, which represents a conversion price of $20.00 per share. The Company, on or after June 15, 2008, may, at its option, redeem the Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest to the redemption date. On June 15, 2008, holders of the Notes may require the Company to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus any accrued and unpaid interest to such date. In addition, holders of the Notes may require the Company to purchase all or a portion of their Notes for cash upon certain repurchase events. The Notes are junior to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future liabilities of the Company’s subsidiaries, including trade payables. The Company is required, on or prior to September 9, 2003, to file a shelf registration statement for resales of the Notes and the shares of common stock issuable upon conversion of the Notes and to use its best efforts to cause such registration statement to become effective on or prior to December 8, 2003. As of June 30, 2003, the Company has accrued $52,055 of interest relating to such notes, which is included in accrued expenses.

     Additionally, the Company paid $1,778,228 of financing fees relating to these notes, which are included as deferred financing fees on the balance sheet and are being amortized over the life of the debt.

     On July 24, 2003, the Company issued an additional $12 million in aggregate principal amount of Notes. $8 million of the additional Notes related to the exercise in full of the potential allotment to acquire additional Notes granted to the initial purchasers of the Notes, and the remaining additional Notes related to a new agreement entered into by the Company to issue $4 million of Notes to the initial purchasers. The additional $12 million convertible notes have the same terms as the initial $25 million.

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

Forward-Looking Statements

     This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, such as earnings estimates and predictions of future financial performance. All forward-looking statements are based on assumptions made by the Company based on its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond the Company’s control, including the Company’s ability to maintain CARMOL® sales and bear the outcome of related pending litigation and the introduction of new and future competing products, effectively purchase or integrate new products into its portfolio or effectively react to other risks described in the Company’s Form 10-K for the year ended December 31, 2002 and from time to time in the Company’s other SEC filings. Further, the Company cannot predict the impact on its business of any future approvals of generic or therapeutically equivalent versions of its products or of other competing products. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     Bradley Pharmaceuticals, Inc. and its wholly owned subsidiaries (“Bradley”, the “Company”, “we”, “us” or “our”) markets over-the-counter and prescription pharmaceutical and health related products. Our product lines currently include dermatological brands, marketed by our wholly owned subsidiary, Doak Dermatologics, Inc., and nutritional, respiratory, and internal medicine brands marketed by our Kenwood Therapeutics division. We currently promote products in the dermatology and gastroenterology and, to a lesser extent, nutritional markets. All of our product lines are manufactured and supplied by independent contractors who operate under our quality control standards. Our products are marketed primarily to wholesalers, which distribute the products to retail outlets and healthcare institutions throughout the United States and selected international markets.

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

Results of Operations

     NET SALES (net of all adjustments to sales) for the three and six months ended June 30, 2003 were $16,350,000 and $31,266,000, respectively, representing an increase of $6,994,000 from the three months ended June 30, 2002 and an increase of $12,617,000 from the six months ended June 30, 2002. For the three months ended June 30, 2003, Doak Dermatologics’ net sales increased $4,983,000, led by new product sales from ROSULA™ Aqueous Gel of $1,269,000 and same product sales growth from CARMOL® 40 Cream of $1,165,000, CARMOL® 40 Lotion of $430,000, CARMOL® 40 Gel of $1,380,000 and LIDAMANTLE® and LIDAMANTLE® HC of $462,000. For the three months ended June 30, 2003, Kenwood Therapeutics’ net sales increased $2,011,000, led by new product sales of ANAMANTLE™ HC of $288,000 and increases in same product sales of Kenwood products, including respiratory products of $834,000, PAMINE® of $407,000 and the GLUTOFAC® product line of $387,000. The total net sales for CARMOL® 40 Cream, Lotion and Gel for the three months ended June 30, 2003 were $8,955,000.

     For the six months ended June 30, 2003 net sales for Doak Dermatologics increased $9,604,000, which includes new product sales of ROSULA™ Aqueous Gel of $2,247,000 and same product sales increases of CARMOL® 40 Cream of $5,122,000, CARMOL® 40 Lotion of $1,715,000 and LIDAMANTLE® and LIDAMANTLE® HC of $857,000. For the six months ended June 30, 2003, net sales for Kenwood Therapeutics increased $3,012,000, which includes new product sales of ANAMANTLE™ HC of $1,197,000 and same product sales increases in respiratory products of $1,011,000 and PAMINE® of $1,033,000. The total net sales for CARMOL® Cream, Lotion and Gel for the six months ended June 30, 2003 were $15,996,000.

     The overall increases in the dermatology products and in particular, CARMOL® 40 products, LIDAMANTLE® and LIDAMANTLE® HC, were primarily due to greater promotional attention and the utilization of market research data to ensure product messages are received by the most potentially productive audiences. The overall increases in respiratory products were primarily due to negotiation of more favorable managed care contracts as well as the timing of wholesale purchases, which also affected PAMINE® favorably.

     COST OF SALES for the three and six months ended June 30, 2003 were $1,414,000 and $2,708,000, respectively, representing an increase of $327,000 from the three months ended June 30, 2002 and an increase of $511,000 from the six months ended June 30, 2002. The gross profit percentage for the three and six months ended June 30, 2003 was 91%, as compared to 88% during the three and six months ended June 30, 2002. The increase in the gross profit percentage reflected a change in our sales mix with greater sales of prescription products that historically carry a higher gross profit percentage.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three and six months ended June 30, 2003 were $9,090,000 and $17,824,000, respectively, representing an increase of $3,984,000 compared to the three months ended June 30, 2002 and an increase of $7,558,000 compared to the six months ended June 30, 2002. The increase in selling, general and administrative expenses reflect increased investment in our sales and marketing areas, with resulting increases in promotional and advertising expenses in order to implement our strategy of niche marketing dermatology and gastroenterology brands, and increases in legal expenses for the three and six months ended June 30, 2003 of $807,000 and $1,038,000 compared to the same periods the prior year. The increases in legal expenses are primarily due to current litigation.

     DEPRECIATION AND AMORTIZATION EXPENSES for the three and six months ended June 30, 2003 were $305,000 and $588,000, respectively, representing an increase of $23,000 from the three months ended June 30, 2002 and an increase of $32,000 from the six months ended June 30, 2002.

     INTEREST INCOME for the three and six months ended June 30, 2003 was $99,000 and $212,000, respectively, representing an increase of $18,000 from the three months ended June 30, 2002 and an increase of $28,000 from the six months ended June 30, 2002. The improvement was principally due to an increase in interest income from short-term investments generated by investing excess cash.

     INTEREST EXPENSE for the three and six months ended June 30, 2003 was $103,000 and $109,000, respectively, representing an increase of $80,000 from the three months ended June 30, 2002 and an increase of $60,000 from the six months ended June 30, 2002. The increase is principally due to accrued interest expense during the period payable to convertible note holders. We issued $25 million of 4% senior subordinated convertible notes due 2013 on June 11, 2003.

     INCOME TAX EXPENSE for the three and six months ended June 30, 2003 was $2,160,000 and $3,997,000, respectively, representing an increase of $1,014,000 from the three months ended June 30, 2002 and an increase of $1,749,000 from the six months ended June 30, 2002. The effective tax rate used to calculate the income tax expense for the three and six months ended June 30, 2003 and 2002 was approximately 39%.

     NET INCOME for the three and six months ended June 30, 2003 was $3,377,000 and $6,251,000, respectively, representing an increase of $1,584,000 from the three months ended June 30, 2002 and an increase of $2,735,000 from the six months ended June 30, 2002. The improvement was principally due to an increase in net sales, gross profit margin, and interest income, partially offset by an increase in selling, general and administrative expenses and interest expense.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the proforma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

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

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments within the scope of the SFAS 150 as of June 30, 2003, and, therefore, does not anticipate that SFAS 150 will have a material impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

     Our liquidity requirements arise from working capital requirements, debt service and funding of acquisitions. We have historically met these cash requirements through cash from operations, proceeds from our line of credit, bank borrowings for product acquisitions and the issuance of common stock and convertible notes.

     Our cash and cash equivalents and short-term investments were $59,915,000 at June 30, 2003. Cash provided by operating activities for the six months ended June 30, 2003 was $10,969,000. The sources of cash primarily resulted from net income of $6,251,000 plus non-cash charges for depreciation and amortization of $588,000; non-cash charges for amortization of deferred financing costs of $42,000; non-cash compensation for consulting services of $11,000; tax benefit for exercise of non-qualified stock options and warrants of $667,000; a decrease in accounts receivable of $2,519,000 resulting from increased collections; an increase in accounts payable of $994,000; an increase in accrued expenses of $667,000 resulting primarily from an increase in rebates; and an increase in income taxes payable of $432,000. The sources of cash were partially offset by an increase in deferred income taxes of $330,000; an increase in inventories of $356,000; and an increase in prepaid expenses and other of $516,000 primarily due to prepayment of the annual insurance premium.

     Cash provided by investing activities for the six months ended June 30, 2003 was $587,000, which was the result of net proceeds from the sale of short-term investments of $1,902,000, partially offset by purchases of short-term investments of $1,029,000 and property and equipment of $286,000.

     Cash provided by financing activities for the six months ended June 31, 2003 was $23,118,000, which was principally the result of proceeds from the sale of convertible senior subordinated notes of $25,000,000, proceeds from exercise of stock options and warrants of $451,000 and distribution of treasury shares of $85,000 to fund the 401(k) Plan, partially offset by payments of deferred financing costs associated with the sale of convertible senior subordinated notes of $1,778,000; payments of notes payable of $95,000 and purchases of treasury shares of $545,000.

     We have a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. Advances available under the revolving asset-based credit facility are calculated pursuant to a formula, which is based upon our eligible accounts receivable and inventory levels. As of June 30, 2003, we are eligible to borrow $2,294,000 under the $5 million revolving asset-based credit facility. Advances under the $10 million acquisition facility are subject to our finding a potential acquisition, satisfying financial covenants and, depending upon the size of the acquisition, Wachovia’s approval. This loan agreement has an initial term of two years, expiring on November 19, 2004. Interest accrues on amounts outstanding at a rate equal to LIBOR plus 1.85% and the commitment fee accrues on the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. Our obligations under this loan agreement have been collateralized by our grant to Wachovia of a lien upon substantially all of our assets.

     As of the date of this report, we have not borrowed any funds from the revolving asset-based credit facility or the acquisition facility.

     On June 11, 2003, we issued $25 million in aggregate principal amount of our 4% convertible senior subordinated notes due June 15, 2013 (the “Notes”) (plus a potential allotment to the initial purchasers of the Notes to acquire up to an additional $8 million in principal amount of the Notes) in a private placement transaction. The Notes bear interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and are convertible into shares of our common stock at any time prior to maturity at a conversion rate of 50 shares of our common stock per $1,000 in principal amount of Notes, which represents a conversion price of $20.00 per share. We, on or after June 15, 2008, may, at our option, redeem the Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest to the redemption date. On June 15, 2008, holders of the Notes may require us to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus any accrued and unpaid interest to such date. In addition, holders of the Notes may require us to purchase all or a portion of their Notes for cash upon certain repurchase events. The Notes are junior to all of our existing and future senior indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

     We are required, on or prior to September 9, 2003, to file a shelf registration statement for resales of the Notes and the shares of common stock issuable upon conversion of the Notes and to use our best efforts to cause such registration statement to become effective on or prior to December 8, 2003. As of June 30, 2003, we have accrued $52,055 of interest relating to such notes, which is included in accrued expenses.

     Additionally, we paid $1,778,228 of financing fees relating to these notes, which are included as deferred financing fees on our balance sheet and are being amortized over the life of the debt.

     On July 24, 2003, we issued an additional $12 million in aggregate principal amount of Notes. $8 million of the additional Notes related to the exercise in full of the potential allotment to acquire additional Notes granted to the initial purchasers of the Notes, and the remaining additional Notes related to a new agreement entered into by us to issue $4 million of Notes to the initial purchasers. The additional $12 million convertible notes have the same terms as the initial $25 million.

     As of June 30, 2003 (except for the convertible notes, which is as of July 24, 2003), we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Convertible Notes(b)	Other Debt

July 1, 2003 to December 31, 2003	$271,302	$77,476	$—	$61,478
Fiscal 2004	475,630	108,283	—	—
Fiscal 2005	462,874	30,209	—	—
Fiscal 2006	462,874	22,748	—	—
Fiscal 2007	462,874	—	—	—
Thereafter	40,979	—	37,000,000	—

	$2,176,533	$238,716	$37,000,000	$61,478

(a) Lease amounts include interest and minimum lease payments
(b) Includes $12 million of additional convertible notes issued on July 24, 2003

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

     Revenue Recognition.Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns and exchanges for expired product, are established as a reduction of product sales revenues at the time such revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

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

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which eliminated the amortization of purchased goodwill, resulting in an increase in pretax income for the fiscal year ended December 31, 2002. Adoption of this standard did not have a material effect on our financial statements. Upon adoption of SFAS No. 142, we performed an impairment test of our goodwill and determined that no impairment of the recorded goodwill existed. The fair value of the reporting unit was calculated on the basis of discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. We performed the annual impairment test at December 31, 2002, and noted that no impairment existed.

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
  Our operating results and financial condition may fluctuate.

  Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

  Our reliance on third-party manufacturers and suppliers can be disruptive to our inventory supply.

  If we cannot purchase or integrate new companies or products, our business may suffer.
  Our continued growth depends upon our ability to develop new products.

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

  We face significant competition within our industry.

  Failure to comply with government regulations could affect our ability to operate our business.

  Changes in the reimbursement policies of managed care organizations and other third-party payors may reduce our gross margins.
     For a discussion of these and other factors affecting our business and prospects, see “Item 1. Business--Risk Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     As of June 30, 2003 (except for the convertible notes, which is as of July 24, 2003), we had the following outstanding debt with fixed rate interest and no outstanding debt with variable interest rates.

Period	Debt(a)	Average Fixed Rate Interest

July 1, 2003 to December 31, 2003	$138,954	8.61%
Fiscal 2004	108,283	8.36%
Fiscal 2005	30,209	6.70%
Fiscal 2006	22,748	6.73%
Fiscal 2007	—	N/A
Thereafter	37,000,000	4.00%

(a)    Debt amounts include all interest except for convertible notes and minimum debt payments

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On January 29, 2003, we commenced legal proceedings against Dermik Laboratories and its parent, Aventis Pharmaceuticals, a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by us relating to 40% urea dermatological compositions and therapeutic uses.

     In the complaint, filed in the United States District Court for the District of New Jersey, we stated that the marketing and sale by Dermik and Aventis of the 40% urea cream, Vanamide®, which would compete with our CARMOL®40 product line, infringed three of our patents, including a composition patent for dermatological products including 40% urea and two methodology patents for the therapeutic use of urea-based products.

     The timing and the ultimate final outcome of our lawsuit against Dermik and Aventis are uncertain. Launch of a competing 40% urea product could have a material adverse effect on our sales and profits attributable to CARMOL®40, and Dermik has recently begun selling Vanamide.

     On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying our request for a preliminary injunction to prevent Dermik and Aventis from allegedly infringing aspects of our patent concerning the composition and use of our proprietary CARMOL® 40 urea brand line. In issuing its ruling, the court concluded that we had failed to establish a likelihood of success on the merits that would warrant the issuance of a preliminary in our favor. The court further stated its view that, based on the court’s preliminary interpretation of the claims, the evidence presented seemed to indicate little or no likelihood of success by us on the merits and, further, that the defendants had established a substantial question of invalidity concerning the one patent at issue at the preliminary injunction hearing. We cannot assure you that, in connection with this litigation, the court will not ultimately hold our patents relating to CARMOL®40 to be invalid, unenforceable or not infringed, or that we will not be subject to counterclaims, including, without limitation, money damages or other relief relating to misuse of the patents. We continue to review with our advisors our strategies and alternatives with respect to this lawsuit.

     On February 25, 2003, we filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, we allege, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated our trade secrets relating to CARMOL®40 cream. During 1999, we provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL®40 cream, substantial trade secret information to a company of which we believe DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL®40 cream. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis.

     Among other things, we are seeking damages from DPT Lakewood for misappropriation of our trade secrets. DPT Lakewood has counterclaimed against us seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage.

     On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against us alleging defamation arising from our press release announcing commencement of the litigation against DPT Lakewood. We filed a motion to dismiss this lawsuit which was denied by the court on July 11, 2003. We continue to believe this suit is without merit and we intend to vigorously defend our position.

     We and certain of our subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     On June 11 and July 24, 2003, we issued and sold an aggregate of $37,000,000 of 4% convertible senior subordinated notes due 2013 in a private placement in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The initial purchasers of these notes were UBS Securities LLC and Raymond James & Associates, Inc., and the estimated net proceeds to us from the offering of these notes were approximately $34.6 million (after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us). The initial purchasers then resold the notes in offerings in reliance on Rule 144A or another exemption from the registration under the Securities Act of 1933. The notes are convertible into 50 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, resulting in an initial conversion price of $20 per share.

Item 5. Other Information

     On May 13, 2003, shares of our common stock began trading on the New York Stock Exchange under the symbol “BDY” (formerly traded on the Nasdaq National Market under the symbol “BPRX”).

     On June 11, 2003, we issued $25 million in aggregate principal amount of our 4% convertible senior subordinated notes due June 15, 2013 (the “Notes”) (plus a potential allotment to the initial purchasers of the Notes to acquire up to an additional $8 million in principal amount of the Notes) in a private placement transaction. The Notes bear interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and are convertible into shares of our common stock at any time prior to maturity at a conversion rate of 50 shares of common stock per $1,000 in principal amount of Notes, which represents a conversion price of $20.00 per share. We may, on or after June 15, 2008, at our option, redeem the Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest to the redemption date. On June 15, 2008, holders of the Notes may require us to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus any accrued and unpaid interest to such date. In addition, holders of the Notes may require us to purchase all or a portion of their Notes for cash upon certain repurchase events. The Notes are junior to all of our existing and future senior indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. We are required, on or prior to September 9, 2003, to file a shelf registration statement for resales of the Notes and the shares of common stock issuable upon conversion of the Notes and to use our best efforts to cause such registration statement to become effective on or prior to December 8, 2003. As of June 30, 2003, we have accrued $52,055 of interest relating to such notes, which is included in accrued expenses.

     Additionally, we paid $1,778,228 of financing fees relating to these notes, which are included as deferred financing fees on our balance sheet and are being amortized over the life of the debt.

     On July 24, 2003, we issued an additional $12 million in aggregate principal amount of Notes. $8 million of the additional Notes related to the exercise in full of the potential allotment to acquire additional Notes granted to the initial purchasers of the Notes, and the remaining additional Notes related to a new agreement entered into by us to issue $4 million of Notes to the initial purchasers. The additional $12 million convertible notes have the same terms as the initial $25 million.

Item 6. Exhibits and Reports on Form 8-K

     (a)    Exhibits.

Exhibit No.	Description
4.1	Indenture, dated as of June 11, 2003, between the Company and American Stock Transfer and Trust Company, as Trustee
4.1.1	First Supplemental Indenture, dated as of July 24, 2003, between the Company and American Stock Transfer and Trust Company, as Trustee
4.2	Form of 4% Convertible Senior Subordinated Note due 2013 (included in Exhibit 4.1.1)
4.3	Registration Rights Agreement, dated as of June 11, 2003, among the Company, UBS Securities LLC and Raymond James & Associates, Inc.
4.4	Registration Rights Agreement, dated as of July 24, 2003, among the Company, UBS Securities LLC and Raymond James & Associates, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Form 8-K filed on April 25, 2003 relating to an update on the Company’s lawsuit with Dermik Laboratories and Aventis Pharmaceuticals

Form 8-K filed on April 30, 2003 relating to the Company’s First Quarter 2003 financial results

Form 8-K filed on June 9, 2003 relating to the Company’s agreement to issue $25 million of senior subordinated convertible notes due 2013

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)

Date: August 13, 2003	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)