Form 10-Q
period 2003-09-30
BRADLEY PHARMACEUTICALS INC
filed 2003-11-07
CIK 864268

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-18881

BRADLEY PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2581418 (I.R.S. Employer Identification No.)

383 Route 46 West
Fairfield, NJ 07004
(Address of principal executive offices)

(973) 882-1505
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☒ NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, $.01 par value	10,318,308
Class B Common Stock, $.01 par value	429,752

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$49,459,747	$20,820,725
Short-term investments	25,874,252	5,188,091
Accounts receivable, net	4,895,762	3,892,863
Inventories, net	2,942,623	2,165,727
Deferred tax assets	2,205,119	1,339,755
Prepaid expenses and other	1,334,905	804,563
Prepaid income taxes	—	315,558

Total current assets	86,712,408	34,527,282

Property and equipment, net	1,013,309	915,681
Intangible assets, net	5,443,706	6,059,143
Goodwill	289,328	289,328
Deferred tax assets	2,385,831	2,787,479
Deferred financing costs	2,696,230	127,291
Other assets	13,555	7,326

	$98,554,367	$44,713,530

Liabilities
Current liabilities:
Current maturities of long-term debt	$93,152	$224,510
Accounts payable	2,250,452	1,750,901
Accrued expenses	7,050,684	4,389,041
Income taxes payable	711,832	—

Total current liabilities	10,106,120	6,364,452

Long-term liabilities:
Long-term debt, less current maturities	57,928	155,362
4% convertible senior subordinated notes due 2013	37,000,000	—
Stockholders' Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued: 11,148,584 and 10,836,018 at September 30, 2003 and at December 31, 2002, respectively	111,486	108,360
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at September 30, 2003 and at December 31, 2002	4,298	4,298
Additional paid-in capital	33,334,543	31,153,596
Retained earnings	19,877,593	8,569,062
Accumulated other comprehensive income	332,197	98,323
Less: Treasury stock, 831,286 and 793,195 shares at cost at September 30, 2003 and at December 31, 2002, respectively	(2,269,798)	(1,739,923)

Total stockholders' equity	51,390,319	38,193,716

	$98,554,367	$44,713,530

(a)
Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$19,982,531	$9,894,754	$51,248,129	$28,543,737
Cost of sales	1,607,955	1,032,999	4,316,447	3,230,201

	18,374,576	8,861,755	46,931,682	25,313,536

Selling, general and administrative	9,619,004	5,376,003	27,443,029	15,641,868
Depreciation and amortization	308,648	285,764	896,458	841,916
Interest income	(283,360)	(109,570)	(495,169)	(293,640)
Interest expense	439,574	18,941	548,833	68,477

	10,083,866	5,571,138	28,393,151	16,258,621

Income before income tax expense	8,290,710	3,290,617	18,538,531	9,054,915
Income tax expense	3,233,000	1,283,000	7,230,000	3,531,000

Net income	$5,057,710	$2,007,617	$11,308,531	$5,523,915

Basic net income per common share	$0.47	$0.19	$1.07	$0.53

Diluted net income per common share	$0.39	$0.18	$0.94	$0.48

Shares used in computing basic net income per common share	10,680,000	10,510,000	10,600,000	10,460,000

Shares used in computing diluted net income per common share	13,550,000	11,340,000	12,290,000	11,440,000

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income	$11,308,531	$5,523,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896,458	841,916
Amortization of deferred financing costs	107,840	28,992
Deferred income taxes	(463,716)	27,231
Tax benefit due to exercise of non-qualified options and warrants	1,137,456	370,369
Noncash compensation for consulting services	11,041	113,673
Changes in operating assets and liabilities:
Accounts receivable	(1,002,899)	2,513,375
Inventories	(776,896)	17,898
Prepaid expenses and other	(536,571)	(340,104)
Accounts payable	499,551	(674,060)
Accrued expenses	2,661,643	872,439
Income taxes payable	1,027,390	(350,191)

Net cash provided by operating activities	14,869,828	8,945,453
Cash flows from investing activities:
Purchase of property and equipment	(378,649)	(161,968)
Proceeds from sale of short-term investments	6,577,089	10,170,348
Purchase of short-term investments	(27,029,376)	(8,889,808)

Net cash provided by (used in) investing activities	(20,830,936)	1,118,572
Cash flows from financing activities:
Payment of notes payable	(228,792)	(120,643)
Proceeds from sale of 4% convertible senior subordinated notes	37,000,000	—
Payment of deferred financing costs associated with the sale of 4% convertible senior subordinated notes	(2,676,779)	—
Proceeds from exercise of stock options and warrants	943,378	255,095
Payment of registration costs	—	(110,057)
Purchase of treasury shares	(545,055)	(7,183)
Distribution of treasury shares	107,378	70,639

Net cash provided by financing activities	34,600,130	87,851

Increase in cash and cash equivalents	28,639,022	10,151,876
Cash and cash equivalents at beginning of period	20,820,725	10,337,214

Cash and cash equivalents at end of period	$49,459,747	$20,489,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,000	$67,000

Income taxes	$5,529,000	$3,245,000

Supplemental disclosures of noncash investing and financing activities:
Acquisition of fixed assets under capital leases and financing agreements	$—	$19,000

See accompanying notes to condensed consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—Basis of Presentation

        The unaudited interim financial statements of Bradley Pharmaceuticals, Inc. and Subsidiaries (the "Company", "Bradley", "we" or "us") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company's financial position as of September 30, 2003, and its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

        The accounting policies followed by the Company are set forth in Note A of the Company's consolidated financial statements as contained in the Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

        The results reported for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for a full year.

        Certain reclassifications have been made to prior period financial statements to conform to the current period's presentation.

NOTE B—Stock Based Compensation

        The Company's 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note I.2 of the Company's Form 10-K for the period ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board, or APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", using the assumptions described in Note K:

	Three Months Ended
	September 30, 2003	September 30, 2002
Net income, as reported	$5,057,710	$2,007,617
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(322,458)	(498,591)

Pro forma net income for basic computation	$4,735,252	$1,509,026

Net income, as reported	$5,057,710	$2,007,617
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(322,458)	(498,591)
Add: After-tax interest expense and other from 4% convertible senior subordinated notes due 2013	199,858	—

Pro forma net income for diluted computation	$4,935,110	$1,509,026

Net income per share:
Basic—as reported	$0.47	$0.19

Basic—pro forma	$0.44	$0.14

Diluted—as reported	$0.39	$0.18

Diluted—pro forma	$0.36	$0.13

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net income, as reported	$11,308,531	$5,523,915
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,077,858)	(1,116,469)

Pro forma net income for basic computation	$10,230,673	$4,407,446

Net income, as reported	$11,308,531	$5,523,915
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,077,858)	(1,116,469)
Add: After-tax interest expense and other from 4% convertible senior subordinated notes due 2013	231,398	—

Pro forma net income for diluted computation	$10,462,071	$4,407,446

Net income per share:
Basic—as reported	$1.07	$0.53

Basic—pro forma	$0.97	$0.42

Diluted—as reported	$0.94	$0.48

Diluted—pro forma	$0.85	$0.39

NOTE C—Net Income per Common Share

        Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income plus applicable after-tax interest expense and related offsets from convertible notes by the weighted number of shares outstanding and dilutive common equivalent shares from stock options, warrants and convertible notes. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Basic shares	10,680,000	10,510,000	10,600,000	10,460,000
Dilution:
Stock options and warrants	1,170,000	830,000	1,040,000	980,000
Convertible notes	1,700,000	—	650,000	—

Diluted shares	13,550,000	11,340,000	12,290,000	11,440,000

Net income as reported	$5,057,710	$2,007,617	$11,308,531	$5,523,915
After-tax interest expense and other from convertible notes	199,858	—	231,398	—

Adjusted net income	$5,257,568	$2,007,617	$11,539,929	$5,523,915

Basic income per share	$0.47	$0.19	$1.07	$0.53

Diluted income per share	$0.39	$0.18	$0.94	$0.48

        In addition to stock options and warrants included in the above computation, options and warrants to purchase 32,500 shares of common stock at prices ranging from $18.70 to $20.18 per share were outstanding for the nine months ended September 30, 2003. Further, options and warrants to purchase 553,896 and 438,100 shares of common stock at prices ranging from $9.32 to $20.18 and $13.13 to $20.18 per share were outstanding for the three and nine months ended September 30, 2002, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company's common stock and, therefore, the effect would be anti-dilutive.

Note D—Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Comprehensive income:
Net income	$5,057,710	$2,007,617	$11,308,531	$5,523,915
Other comprehensive income:
Net unrealized gains on available for sale securities	129,181	181,784	233,874	107,234

Comprehensive income	$5,186,891	$2,189,401	$11,542,405	$5,631,149

Note E—Business Segment Information

        The Company's two reportable segments are Kenwood Therapeutics that focuses on products in the nutritional, respiratory, personal hygiene and internal medicine markets and Doak Dermatologics, Inc. that focuses on products in the dermatologic market. Each of these segments has been identified by the Company to be a distinct operating unit marketing, promoting and distributing different pharmaceutical products to different target physician audiences. Kenwood Therapeutics' products are marketed, promoted and distributed primarily to gastroenterologists, while Doak Dermatologics' products are marketed, promoted and distributed primarily to dermatologists and podiatrists.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company's Form 10-K for the year ended December 31, 2002. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the two segments are for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net sales:
Kenwood Therapeutics	$3,928,092	$2,822,554	$11,657,688	$7,539,680
Doak Dermatologics, Inc.	16,054,439	7,072,200	39,590,441	21,004,057

	$19,982,531	$9,894,754	$51,248,129	$28,543,737

Depreciation and amortization:
Kenwood Therapeutics	$245,264	$221,334	$700,668	$649,319
Doak Dermatologics, Inc.	63,384	64,430	195,790	192,597

	$308,648	$285,764	$896,458	$841,916

Income before income tax:
Kenwood Therapeutics	$271,841	$835,679	$787,397	$1,591,916
Doak Dermatologics, Inc.	8,018,869	2,454,938	17,751,134	7,462,999

	$8,290,710	$3,290,617	$18,538,531	$9,054,915

Income tax expense:
Kenwood Therapeutics	$106,000	$326,000	$307,000	$621,000
Doak Dermatologics, Inc.	3,127,000	957,000	6,923,000	2,910,000

	$3,233,000	$1,283,000	$7,230,000	$3,531,000

Net income:
Kenwood Therapeutics	$165,841	$509,679	$480,397	$970,916
Doak Dermatologics, Inc.	4,891,869	1,497,938	10,828,134	4,552,999

	$5,057,710	$2,007,617	$11,308,531	$5,523,915

Geographic information (revenues):
Kenwood Therapeutics
United States	$3,913,925	$2,749,083	$11,574,622	$7,360,330
Other countries	14,167	73,471	83,066	179,350

	$3,928,092	$2,822,554	$11,657,688	$7,539,680

Doak Dermatologics, Inc.
United States	$15,513,494	$6,704,014	$38,620,063	$20,040,690
Other countries	540,945	368,186	970,378	963,367

	$16,054,439	$7,072,200	$39,590,441	$21,004,057

Net sales by category:
Dermatology	$16,054,439	$7,072,200	$39,590,441	$21,004,057
Respiratory	501,589	1,001,919	4,269,209	3,758,276
Nutritional	545,736	340,309	1,669,570	1,446,114
Gastroenterology	2,790,241	1,395,268	5,482,785	2,125,251
Personal Hygiene	90,524	85,058	236,124	210,039

	$19,982,531	$9,894,754	$51,248,129	$28,543,737

September 30, 2003
Segment assets:
Kenwood Therapeutics	$95,168,721
Doak Dermatologics, Inc.	3,385,646

$98,554,367

        The basis of accounting that is used by the Company to record business segments' sales have been recorded and allocated by each business segment's identifiable products. The basis of accounting that is used by the Company to allocate expenses that relate to both segments are based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on each segment's proportionate share of net sales.

Note F—Short-term Investments

        The Company's short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs and delivers an appropriate yield, based upon, the Company's investment guidelines and market conditions.

        The Company invests primarily in money market funds, short-term commercial paper, short-term municipal bonds, treasury bills and treasury notes. The Company's policy is to invest primarily in high-grade investments.

        The following is a summary of available-for-sale securities for September 30, 2003:

	Cost	Gross Unrealized Gain	Gross Fair Value
Treasury notes	$3,512,678	$284,007	$3,796,685
Municipal bonds	13,123,331	48,190	13,171,521

Total available-for-sale securities	$16,636,009	$332,197	$16,968,206

        During the three and nine months ended September 30, 2003, the Company had no realized income or losses on sales of available-for-sale securities. During the three and nine months ended September 30, 2002, the Company had realized losses on sales of available-for-sale securities of $4,662 and $115,390, respectively. The net adjustment to unrealized income during the three and nine months ended September 30, 2003 on available-for-sale securities included in stockholders' equity totaled $129,181 and $233,874, respectively. The net adjustment to unrealized income during three months ended September 30, 2002 on available-for-sale securities included in stockholders' equity totaled $181,783. The net adjustment to unrealized losses during the nine months ended September 30, 2002 on available-for-sale securities included in stockholders' equity totaled $107,233. The Company views its available-for-sale securities as available for current operations.

        The Company's held-to-maturity investments represent investments with financial institutions that have an original maturity of more than three months and a remaining maturity of less than one year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at cost.

        The composition of the Company's held-to-maturity investments at September 30, 2003 is as follows:

Treasury notes, 1%, maturity date November 30, 2003	$4,745,848
Municipal bonds, 5%, maturity date January 1, 2004	1,010,070
Treasury notes, 1%, maturity date February 5, 2004	497,005
Municipal bonds, 2%, maturity date June 25, 2004	1,087,787
Municipal bonds, 3%, maturity date August 1, 2004	758,648
Municipal bonds, 2%, maturity date August 31, 2004	806,688

Total held-to-maturity investments	$8,906,046

        In the fourth quarter of 2001, the Company recorded a $700,000 pre-tax charge related to an impairment of an investment in a certificate of deposit resulting from a subsequent bank failure. A portion of that $1 million certificate of deposit is unlikely to be collected. During the third quarter of 2003, the Company collected $293,291 from the Federal Deposit Insurance Corporation, which resulted in a gain on investment of $93,291 from the previously recorded carrying amount of $200,000.

Note G—Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company's three largest customers accounted for an aggregate of approximately 86% of gross accounts receivable at September 30, 2003. On September 30, 2003, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation owed 12%, 42% and 32% of gross accounts receivable to the Company, respectively.

        In addition, the Company's four largest customers for the nine months ended September 30, 2003 and 2002 accounted for 81% and 86% of gross sales, respectively. The following table presents a summary of sales to these customers, who are wholesalers, during the nine months ended September 30, 2003 and 2002 as a percentage of the Company's total gross sales:

Customer	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
AmerisourceBergen Corporation	16%	16%
Cardinal Health, Inc.	26%	27%
McKesson Corporation	24%	23%
Quality King Distributors, Inc.	15%	20%

Total	81%	86%

        Accounts receivable balances at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Accounts receivable:
Trade	$7,137,957	$5,851,759
Other	147,751	89,029
Less allowances:
Chargebacks	1,193,900	1,350,698
Returns	835,098	364,236
Discounts	120,208	137,001
Doubtful accounts	240,740	195,990

Accounts receivable, net of allowances	$4,895,762	$3,892,863

        Chargebacks are the difference between the prices at which the Company sells its products to wholesalers and the price that third party payors, such as governmental agencies and managed care buying groups ultimately pay pursuant to fixed price contracts. The Company records an estimate of the amount to be charged back to the Company at the time of sale to the wholesaler. The Company has recorded reserves for chargebacks based upon various factors, including current contract prices, historical trends and future expectations. The amount of actual chargebacks claimed could be higher or lower than the amounts the Company has accrued. Changes in estimate would be recorded in the income statement in the period of the change.

Note H—Inventories

        The Company purchases raw materials and packaging components for some of its third party manufacturing vendors. The Company uses these third party manufacturers to manufacture and package finished goods held for sale, takes title to certain finished inventories once manufactured, and warehouses such goods until final distribution and sale. Finished goods consist of salable products that are primarily held at a third party warehouse. Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

        Inventory balances at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Finished goods	$2,685,076	$1,820,609
Raw materials	416,988	622,945
Valuation reserve	(159,441)	(277,827)

Inventories, net	$2,942,623	$2,165,727

Note I—Accrued Expenses

        Accrued expenses balances at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Employee compensation	$2,041,620	$1,559,583
Rebate payable	88,331	370,599
Rebate liability	3,619,324	1,999,630
Accrued interest	447,041	—
Other	854,368	459,229

Accrued expenses	$7,050,684	$4,389,041

        The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company's best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company.

Note J—Income Taxes

        The provision for income taxes reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company's opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On September 30, 2003 and December 31, 2002, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

Note K—Incentive and Non-Qualified Stock Option Plan and Warrants

        During the nine months ended September 30, 2003, the Company granted a consultant an option to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, nonforfeitable, and will expire three years from the date of grant. During the nine months ended September 30, 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options. During the three months ended September 30, 2003, the Company has not granted any consultants options to purchase shares of common stock.

        During the nine months ended September 30, 2003, the Company granted an additional 98,800 options at exercise prices ranging from $12.79 to $18.70 to employees and directors, terminated 54,634 options and holders of options and warrants exercised 349,621 options and warrants, generating proceeds to the Company of $943,378 and a tax benefit of $1,137,456.

        All options granted during the nine months ended September 30, 2003 were at or above the market price on the date of grant.

        The Company applies the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," using the following assumptions for grants during the periods ending September 30, 2003 and 2002: no dividend yield; expected volatility of 60%; risk-free interest rate of 5% for the three and nine months ended September 30, 2003 and risk-free interest rate of 6% for the three and nine months ended September 30, 2002, respectively; and expected life of four years for directors and officers and two years for others.

Note L—Stock Repurchase Plan

        During September 2002, the Company announced a program to repurchase up to $4 million of outstanding common stock in open market transactions through September 2004.. These repurchased shares will be held in treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding the Company's 401(k) plan. During the nine months ended September 30, 2003, the Company purchased 45,713 shares of common stock for $545,055. The Company did not purchase any shares of common stock during the three months ended September 30, 2003. Between the inception of the stock repurchase plan in September 2002 and September 2003, the Company has purchased 97,713 shares of common stock for $1,054,885.

Note M—Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement in the first quarter of 2003 did not have an impact on the Company's consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" "SFAS 146." This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial position or results of operations.

        In November 2002, the EITF reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Adoption of EITF 00-21 did not have a material effect on the Company's financial position or results of operations.

        In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the pro forma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The pro forma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The original effective date was for periods beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003 are included in the accompanying financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments within the scope of the SFAS 150 as of September 30, 2003, and, therefore, SFAS 150 does not have a material impact on the Company's consolidated financial statements.

Note N—Contingencies

Dermik/Aventis Litigation

        On January 29, 2003, the Company commenced legal proceedings against Dermik Laboratories and its parent, Aventis Pharmaceuticals, a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by us relating to 40% urea dermatologic compositions and therapeutic uses.

        In the complaint, filed in the United States District Court for the District of New Jersey, the Company stated that the marketing and sale by Dermik and Aventis of the 40% urea cream, Vanamide, which would compete with the Company's CARMOL®40 product line, infringed three of the Company's patents, including a composition patent for dermatologic products including 40% urea and two methodology patents for the therapeutic use of urea-based products.

        On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying the Company's request for a preliminary injunction to prevent Dermik and Aventis from allegedly infringing aspects of the Company's patent concerning the composition and use of its CARMOL®40 product line. In issuing its ruling, the court concluded that the Company had failed to establish a likelihood of success on the merits that would warrant the issuance of preliminary injunction in the Company's favor. The court further stated its view that, based on the court's preliminary interpretation of the claims, the evidence presented seemed to indicate little or no likelihood of success by the Company on the merits and, further, that the defendants had established a substantial question of invalidity concerning the one patent at issue at the preliminary injunction hearing. The Company cannot give any assurance that, in connection with this litigation, the court will not ultimately hold the Company's patents relating to CARMOL®40 to be invalid, unenforceable or not infringed, or that the Company will not be subject to counterclaims, including, without limitation, money damages or other relief relating to misuse of the patents. The Company is continuing to review with its advisors the Company's strategies and alternatives with respect to this lawsuit.

        The timing and the ultimate final outcome of the Company's lawsuit against Dermik and Aventis are uncertain. Dermik began selling Vanamide during the second quarter of 2003. Launch of Vanamide or any other competing 40% urea product could have a material adverse effect on the Company's sales and profits attributable to CARMOL®40.

DPT Lakewood Litigation

        On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleges, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company's trade secrets relating to CARMOL®40 CREAM. During 1999, the Company provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL®40 CREAM, substantial trade secret information to a company of which the Company believes DPT Lakewood is a successor, including processing methods and formulations essential to the manufacturer of CARMOL®40 CREAM. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis.

        Among other things, the Company is seeking damages from DPT Lakewood for misappropriation of the Company's trade secrets. DPT Lakewood has counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage.

        On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against the Company alleging defamation arising from the Company's press release announcing commencement of the litigation against DPT Lakewood. On July 11, 2003, the District Court for the Western District of Texas denied the Company's motion to dismiss. Despite this ruling, the Company continues to believe that this suit is without merit and the Company intends to vigorously defend the Company's position.

General Litigation

        The Company and its operating subsidiaries are parties to other routine actions and proceedings incidental to its business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company's business, financial condition or results of operations.

Note O—Transactions with Shareholders

        During 2003 and 2002, the Company leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on January 31, 2008 from a limited liability company controlled by Daniel and Iris Glassman. During 2001 and 2000, the Company leased 14,100 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey from that same company. Rent expense during the nine months ended September 30, 2003, including the Company's proportionate share of real estate taxes, was approximately $445,000.

        The Company is currently evaluating whether the above transaction qualifies as a variable interest entity that may be required to be consolidated beginning December 31, 2003.

Note P—Convertible Notes

        On June 11, 2003, the Company issued $25 million in aggregate principal amount of its 4% convertible senior subordinated notes due June 15, 2013 (the "Notes") (plus an potential allotment to the initial purchasers of the Notes to acquire up to an additional $8 million in principal amount of the Notes) in a private placement transaction. The Notes bear interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and are convertible into shares of the Company's common stock at any time prior to maturity at a conversion rate of 50 shares of the Company's common stock per $1,000 in principal amount of Notes, which represents a conversion price of $20.00 per share. The Company, on or after June 15, 2008, may, at its option, redeem the Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest to the redemption date. On June 15, 2008, holders of the Notes may require the Company to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus any accrued and unpaid interest to such date. In addition, holders of the Notes may require the Company to purchase all or a portion of their Notes for cash upon certain repurchase events. The Notes are junior to all of the Company's existing and future senior indebtedness and effectively subordinated to all existing and future liabilities of the Company's subsidiaries, including trade payables.

        On July 24, 2003, the Company issued an additional $12 million in aggregate principal amount of Notes. $8 million of the additional Notes related to the exercise in full of the potential allotment to acquire additional Notes granted to the initial purchasers of the Notes, and the remaining additional Notes related to a new agreement entered into by the Company to issue $4 million of Notes to the initial purchasers. The additional $12 million of Notes have the same terms as the initial $25 million of Notes.

        As of September 30, 2003, the Company has accrued $447,041 of interest relating to the Notes, which is included in accrued expenses.

        Additionally, the Company paid $2,676,779 of financing fees relating to these Notes, which are included as deferred financing fees on the balance sheet and are being amortized over a ten year period, which is the life of the Notes.

Note Q—Securities Transferred to 401(k) Plan

        Since 1997, the Company has failed to register, in compliance with applicable securities laws, shares of the Company's common stock transferred to participants in its 401(k) plan and the interests of those participants in that plan, which may also be deemed securities requiring registration. The Company intends to register those shares and interests in the near future and to offer a 30-day right of rescission to those participants who received shares of its common stock in violation of applicable securities laws during the two years preceding the date of the rescission offer, the statute of limitations period that the Company believes may apply to claims for rescission under applicable state laws. Under the rescission offer, the participants will be entitled to require the Company to repurchase those shares at the price per share of the Company's common stock when the shares were transferred to the participant's account, plus interest at a rate to be determined.

        Based upon the Company's preliminary investigation, the Company currently believes that approximately 21,000 shares of its common stock were transferred to 401(k) plan participants between October 1, 2001 and September 30, 2003 and, if subject to its rescission offer, would have an aggregate repurchase price of approximately $280,000, plus interest. The weighted average price per share of the Company's common stock when those shares were transferred to 401(k) plan participants was $13.28, and approximately 900 of those shares were issued when the price per share of the Company's common stock was above $20. However, given that the price per share of the Company's common stock has increased from levels two years ago, the actual aggregate repurchase price of the shares that will be subject to its rescission offer when made, including the number of shares transferred to participants when the price per share was above $20, will likely be higher. The Company may also face fines or other penalties for its violation of applicable securities laws, and may be required to offer rescission to participants who received shares of the Company's common stock prior to the two-year period preceding our anticipated rescission offer.

        In addition, applicable securities laws do not expressly provide that the Company's planned rescission offer will terminate a participant's right to rescind a sale of stock that was not properly registered. Accordingly, the Company may continue to have a contingent liability relating to the shares transferred to participants who do not accept the rescission offer, based upon the price per share of the Company's common stock when the shares were transferred to the participant's account.

Note R—Co-Promotion Agreement

        On July 9, 2003, the Company entered into a Co-Promotion Agreement with Ventiv Health U.S. Sales LLC to co-promote ANAMANTLE® HC. Ventiv has agreed to promote ANAMANTLE® HC to the obstetricians and gynecologists. The Company has agreed to pay to Ventiv a fee for each call made by Ventiv until December 31, 2003. From January 1, 2004 until the end of the term of the Agreement, the fee per call will be decreased, but the Company will be responsible to pay Ventiv a percentage of the revenue generated from sales of ANAMANTLE® HC. The Agreement has an initial term of two years and can be renewed for one year periods if mutually agreed upon. Either party may terminate this Agreement at any time for any or no reason, by giving 60 days prior written notice to the other party. During the three and nine months ended September 30, 2003, the Company expensed $109,674 for these services.

Note S—Contract Manufacturing Agreement

        On August 20, 2003, the Company contracted with a manufacturer to produce, as a second source to the Company, CARMOL® 40 products. The initial term of the agreement is for five years and may only be terminated if the other party commits a material breach of its obligations. The Company is required to meet the contract manufacturer's minimum payment requirements, except in the case of a "changed circumstance." Under the terms of the Agreement, a changed circumstance is defined as an event that the market for any or all of the manufactured products materially changes, including, without limitation, the introduction of a generic substitute, or either party, in good faith, believes that a material change in such party's circumstances has occurred which materially affects its ability to perform its obligations pursuant to this Agreement, the parties shall negotiate towards a mutually acceptable revision to the Agreement, including adding other products for the manufacturer to produce. However, in the case ofa changed circumstance, the Company will remain responsible for meeting the minimum payment requirements and can only defer such payments, under most circumstances, twelve months from the date of occurrence of the changed circumstance. The minimum yearly payable to the contract manufacturer is $700,000 in the first year, $800,000 in the second year, $900,000 in the third year, $1,000,000 in the fourth year and $1,100,000 in the fifth year. The contract year is the twelve consecutive month period commencing from the date the contract manufacture satisfactorily completes its validation and testing for any Company product.

Note T—Warehouse Lease

        On August 12, 2003, the Company entered into a lease for 11,500 square feet of warehouse space. This space will be used primarily to store product samples, product literature and other promotional items. The facility is in the process of being built and the term of the lease shall commence when the facility is ready for occupancy. The timing of the facility's completion is not certain. When the lease begins, the Company will be responsible to pay the annual base rent of $63,250 for the first year, $74,750 for the second year, $86,250 for the third year; and an additional rent expense of $36,800 per year for real estate tax and common area payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements and notes included in our Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, such as earnings estimates, launches of new products, market acceptance of products, and predictions of future financial performance. All forward-looking statements are based on assumptions made by the Company based on its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond the Company's control, including the Company's ability to maintain CARMOL® sales and bear the outcome of related pending litigation and the introduction of new and future competing products, whether branded, or generic, or comparable, effectively purchase or integrate new products into its portfolio or effectively react to other risks described from time to time in the Company's SEC filings. In addition, the Company cannot predict the impact on its business of any introduction, or future approvals, of generic or therapeutically equivalent or comparable versions of its products or of other competing products. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

        Bradley Pharmaceuticals, Inc. and its wholly owned subsidiaries ("Bradley", the "Company", "we", "us" or "our") is a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in selected markets. Our Doak Dermatologics subsidiary promotes our branded dermatologic and podiatric products, including our CARMOL®40, LIDAMANTLE® and ROSULA® product lines, to dermatologists and podiatrists in the U.S. through its dedicated sales force of more than 80 representatives. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE® and PAMINE® FORTE to gastroenterologists in the U.S. through its dedicated sales force of more than 25 representatives. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

        Our products are manufactured by third parties according to our quality control standards and principally distributed through wholesalers to retail pharmacies and healthcare institutions throughout the U.S. and selected international markets.

Results of Operations

        NET SALES for the three months ended September 30, 2003 were $19,983,000, representing an increase of $10,088,000, or approximately 102%, from $9,895,000 for the three months ended September 30, 2002.

        For the three months ended September 30, 2003, Doak Dermatologics' net sales increased $8,982,000, led by new product sales from ROSULA™ AQUEOUS GEL, launched in first quarter of 2003, of $850,000 and ROSULA™ AQUEOUS CLEANSER, launched in third quarter of 2003, of $2,798,000 and same product sales volume growth from CARMOL®40 CREAM of $1,451,000,

CARMOL®40 LOTION of $1,019,000, CARMOL®40 GEL of $1,329,000 and LIDAMANTLE® and LIDAMANTLE® HC of $1,179,000. The total net sales for CARMOL®40 CREAM, LOTION and GEL for the three months ended September 30, 2003 were $9,168,000. For the three months ended September 30, 2003, Kenwood Therapeutics' net sales increased $1,106,000, led by new product sales of ANAMANTLE™ HC, launched in first quarter of 2003, of $1,102,000 and PAMINE® FORTE, launched in third quarter of 2003, of $601,000.

        Net sales for the nine months ended September 30, 2003 were $51,248,000, representing an increase of $22,704,000, or approximately 80%, from $28,544,000 for the nine months ended September 30, 2002.

        For the nine months ended September 30, 2003, net sales for Doak Dermatologics increased approximately $18,586,000, which includes new product sales of ROSULA® AQUEOUS GEL of approximately $3,096,000 and ROSULA® AQUEOUS CLEANSER of approximately $2,798,000 and same product sales increases of CARMOL® 40 CREAM of approximately $6,574,000, CARMOL® 40 LOTION of approximately $2,734,000, CARMOL® 40 GEL of approximately $1,573,000 and LIDAMANTLE® and LIDAMANTLE® HC of approximately $2,036,000, compared to the same period of 2002. The total net sales for CARMOL® 40 CREAM, LOTION and GEL for the nine months ended September 30, 2003 were approximately $25,164,000. For the nine months ended September 30, 2003, net sales for Kenwood Therapeutics increased approximately $4,118,000, which includes new product sales of ANAMANTLE® HC of approximately $2,299,000 and PAMINE® FORTE of approximately $601,000, and same product sales increases in respiratory products of approximately $511,000 and PAMINE® of approximately $716,000, compared to the same period of 2002.

        The overall increases in the sales of dermatologic products and in particular, CARMOL® 40 products, LIDAMANTLE® and LIDAMANTLE® HC, were primarily due to greater promotional efforts and the utilization of market research data to target receipt of product messages by physicians and customers who we believe will generate higher sales. The overall increases in respiratory products were primarily due to our negotiation of more favorable managed care contracts. The timing of wholesale purchases also increased sales of respiratory products and PAMINE®.

        During the second quarter of 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40. In October 2003, another competitor introduced a line of significantly less expensive products with the same active ingredient. These introductions of competing products may result in reduced demand for our CARMOL® 40 products. If sales of the CARMOL®40 product line or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease.

        COST OF SALES for the three months ended September 30, 2003 were $1,608,000, representing an increase of $575,000, or approximately 56%, from $1,033,000 for the three months ended September 30, 2002. The gross profit percentage for the three months ended September 30, 2003 was 92%, compared to 90% for the three months ended September 30, 2002. Cost of sales for the nine months ended September 30, 2003 were $4,316,000, representing an increase of $1,086,000, or approximately 34%, from $3,230,000 for the nine months ended September 30, 2002. The gross profit percentage for the nine months ended September 30, 2003 was 92%, compared to 89% for the nine months ended September 30, 2002. The increase in the gross profit percentage reflects a change in our sales mix, with greater sales of existing prescription products, including CARMOL® 40 products and the new prescription products launched in 2003.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2003 were $9,619,000, representing an increase of $4,243,000, or 79%, compared to $5,376,000 for the three months ended September 30, 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $27,443,000, representing an increase of

$11,801,000, or 75%, compared to $15,642,000 for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing to implement our strategy of aggressively marketing our dermatologic, podiatric and gastrointestinal brands, and increases in legal expenses for the three and nine months ended September 30, 2003 of approximately $107,000 and $1,145,000 each compared to the same period in the prior year. The increases in legal expenses were primarily due to current litigation.

        Selling, general and administrative expenses as a percentage of net sales were 48% for the three months ended September 30, 2003, representing a decrease of 6% compared to 54% for the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of net sales were 54% for the nine months ended September 30, 2003, representing a decrease of 1% compared to 55% for the nine months ended September 30, 2002. The decrease in selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2003 are a result of net sales growing faster than selling, general and administrative expenses. We anticipate that our selling expenses will increase in the next several quarters, as we increase the size of our Doak Dermatologics sales force.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended September 30, 2003 were $309,000, representing an increase of $23,000 from $286,000 in the three months ended September 30, 2002. Depreciation and amortization expenses for the nine months ended September 30, 2003 were $896,000, representing an increase of $54,000 from $842,000 in the nine months ended September 30, 2002.

        INTEREST EXPENSE, NET for the three months ended September 30, 2003 was $156,000, representing an increase of $247,000 from the three months ended September 30, 2002. Interest expense, net for the nine months ended September 30, 2003 was $54,000, representing an increase of $279,000 from the nine months ended September 30, 2002. The increase was principally due to accrued interest expense payable to convertible note holders. We issued $25 million of 4% senior subordinated convertible notes due 2013 on June 11, 2003 and an additional $12 million of these notes on July 24, 2003.

        INCOME TAX EXPENSE for the three months ended September 30, 2003 was $3,233,000, representing an increase of $1,950,000 from $1,283,000 for the three months ended September 30, 2002. Income tax expense for the nine months ended September 30, 2003 was $7,230,000, representing an increase of $3,699,000 from $3,531,000 for the nine months ended September 30, 2002. The effective tax rate used to calculate the income tax expense for the three and nine months ended September 30, 2003 and 2002 was approximately 39%.

        NET INCOME for the three months ended September 30, 2003 was $5,058,000, representing an increase of $3,050,000, or 152%, from $2,008,000 for the three months ended September 30, 2002. Net income as a percentage of net sales for the three months ended September 30, 2003 was 25%, representing an increase of 5% compared to 20% for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $11,309,000, representing an increase of $5,785,000, or 105%, from $5,524,000 for the nine months ended September 30, 2002. Net income as a percentage of net sales for the nine months ended September 30, 2003 was 22%, representing an increase of 3% compared to 19% for the nine months ended September 30, 2002. The improvement for the three and nine months ended September 30, 2003 was principally due to an increase in net sales, gross profit margin, and interest income, partially offset by an increase in selling, general and administrative expenses and interest expense.

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical

Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that some types of lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this standard in the first quarter of 2003 did not have a material impact on our financial condition or results of operations.

        In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" ("SFAS 146"). This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002, and will impact any exit or disposal activities initiated after such date. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

        In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the pro forma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The pro forma disclosures are also required to be displayed prominently in interim financial statements. We do not intend to change to the fair value method of accounting and we have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

        In November 2002, FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but also has disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

        In January 2003, FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for some types of entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The original effective date was for periods beginning after June 15, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003 have been included in the accompanying financial statements.

        In November 2002, the EITF reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if specified criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material effect on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments within the scope of SFAS 150 as of September 30, 2003, and, therefore, SFAS 150 did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

        Our liquidity requirements arise from our working capital requirements, debt service and funding of acquisitions. We have historically met these cash requirements through cash from operations, proceeds from our lines of credit, bank borrowings for product acquisitions and the issuance of common stock and convertible notes.

        Our cash and cash equivalents and short-term investments were $75,334,000 at September 30, 2003 and $26,009,000 at December 31, 2002. Cash provided by operating activities for the nine months ended September 30, 2003 was $14,870,000. The sources of cash primarily resulted from net income of $11,309,000 plus non-cash charges for depreciation and amortization of $896,000; non-cash charges for amortization of deferred financing costs of $108,000; non-cash compensation for consulting services of $11,000; tax benefit from exercise of non-qualified stock options and warrants of $1,137,000; an increase in accounts payable of $500,000; an increase in accrued expenses of $2,662,000 resulting primarily from an increase in rebates; and an increase in income taxes payable of $1,027,000. The sources of cash were partially offset by an increase in deferred income taxes of $464,000; an increase in accounts receivable of $1,003,000, primarily due to an increase in sales; an increase in inventories of $777,000, primarily due to initial purchases of finished goods of our newly launched products; and an increase in prepaid expenses and other 537,000 primarily due to prepayment of annual insurance premiums.

        Cash used in investing activities for the nine months ended September 30, 2003 was $20,831,000, which was the result of purchases of short-term investments of $27,029,000 and property and equipment of $379,000, partially offset by proceeds from the sale of short-term investments of $6,577,000.

        Cash provided by financing activities for the nine months ended September 30, 2003 was $34,600,000, which was principally the result of proceeds from the sale in June and July 2003 of our 4% convertible senior subordinated notes of $37,000,000, proceeds from exercise of stock options and warrants of $943,000 and distribution of treasury shares of $107,000 to fund our 401(k) plan, partially offset by payments of deferred financing costs associated with the sale of our convertible notes of $2,677,000; payments of notes payable of $229,000 and purchases of treasury shares of $545,000.

        We have a loan agreement with Wachovia Bank with respect to a $5 million revolving asset based credit facility and a $10 million acquisition facility for future product acquisitions. Advances available under the revolving asset based credit facility are calculated using a formula, which is based upon our eligible accounts receivable and inventory levels. As of September 30, 2003, we are eligible to borrow $4,499,000 under the $5 million revolving asset based credit facility. Advances under the $10 million acquisition facility are subject to our finding a potential acquisition, satisfying financial covenants and, depending upon the size of the acquisition, Wachovia's approval. This loan agreement has an initial term of two years, expiring on October 31, 2004. Interest accrues on amounts outstanding at a rate equal to LIBOR plus 1.85% and the commitment fee accrues on the unused portion of the asset based credit facility and the acquisition facility at a rate equal to .05% per annum. Our obligations under this loan agreement are secured by our grant to Wachovia of a lien upon substantially all of our assets.

        This loan agreement with Wachovia Bank replaces our previous loan agreement with LaSalle Business Credit, Inc., which expired on November 6, 2002.

        As of the date of this quarterly filing, we have not borrowed any funds from the revolving asset-based credit facility or the acquisition facility.

        In June and July of 2003, we issued in two related private placements an aggregate of $37 million in aggregate principal amount of our 4% convertible senior subordinated notes due June 15, 2013. The notes bear interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and are convertible into shares of our common stock at any time prior to maturity at a conversion price of $20.00 per share. Beginning on June 15, 2008, we will have the right, at our option, to redeem all or a portion of the notes at a cash redemption price equal to 100% of the principal amount of notes to be redeemed, plus any accrued and unpaid interest. On June 15, 2008, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus any accrued and unpaid interest. In addition, holders of the notes may require us to purchase all or a portion of their notes for cash upon either a change in control of our company or the termination of trading of our common stock, each as described in the indenture governing the notes.

        The notes rank junior to all of our existing and future senior indebtedness and are subordinated to all existing and future liabilities of our subsidiaries, including trade payables. In connection with the issuance of the notes, we entered into two registration rights agreements under which we agreed to file and keep effective a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the registration rights agreements, additional interest will accrue on the notes at an annual rate of up to one percent.

        At September 30, 2003, we had accrued $447,000 of interest relating to the notes, which is included in accrued expenses. Additionally, we paid $2,677,000 of financing fees relating to these notes, which are included as deferred financing fees on our balance sheet, and are being amortized over a ten year period, which is the life of the notes.

        As of September 30, 2003, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Convertible Notes due 2013(b)	Other Debt	Minimum Inventory Purchases(c)
October 1, 2003 to December 31, 2003	$159,652	$8,291	$—	$61,478	$—
Fiscal 2004	475,630	36,087	—	—	700,000
Fiscal 2005	462,874	30,209	—	—	800,000
Fiscal 2006	462,874	22,748	—	—	900,000
Fiscal 2007	462,874	—	—	—	1,000,000
Thereafter	40,979	—	37,000,000	—	1,100,000

	$2,064,883	$97,335	$37,000,000	$61,478	$4,500,000

(a)
Lease amounts include interest and minimum lease payments

(b)
On June 15, 2008, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.

(c)
For more information on Minimum Inventory Purchases, see Note S to our unaudited condensed consolidated interim financial statements

        We believe that our cash and cash equivalents and cash generated from operations will be adequate to fund our current working capital requirements for at least the next twelve months. However, if we make or anticipate significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities.

Critical Accounting Policies

        In preparing financial statements in conformity with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the relevant reporting period. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of financial statements. Management has discussed the development and selection of the critical accounting estimates discussed below with our audit committee, and our audit committee has reviewed our disclosures relating to these estimates.

        Revenue recognition.    Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met:

  •
  persuasive evidence that an arrangement exists;

  •
  delivery of the products has occurred;

  •
  the selling price is both fixed and determinable; and

  •
  collectibility is reasonably probable.

        Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns and exchanges for expired products, are established as a reduction of product sales revenues at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

        We do not provide any form of price protection to our wholesale customers and we typically permit product returns only if the product is damaged or if it is returned within six to twelve months of expiration and twelve months after expiration.

        Chargebacks and rebates are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payors, who are often governmental agencies and managed care buying groups. We record an estimate of the amount either to be charged back to us, or rebated to the end user, at the time of sale to the wholesaler. We have recorded reserves for chargebacks, returns and rebates based upon various factors, including current contract prices, historical trends and our future expectations. The amount of actual chargebacks, returns and rebates claimed could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

        Intangible assets and goodwill.    We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We assess the impairment of identifiable intangibles, including goodwill prior to January 1, 2002 when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include:

  •
  significant underperformance compared to expected historical or projected future operating results;

  •
  significant changes in our use of the acquired assets or the strategy for our overall business; and

  •
  significant negative industry or economic trends.

        When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset's recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset's value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

        As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill, resulting in an increase in pretax income of approximately $119,000 for the fiscal year ended December 31, 2002. Adoption of this standard did not have a material effect on our financial statements. Upon adoption of SFAS No. 142, we performed an impairment test of our goodwill, which amounted to $289,328 at January 1, 2002, and determined that no impairment of the recorded goodwill existed. The fair value of our Doak Dermatologics subsidiary that we acquired in January 1995, was calculated on the basis of discounted estimated future cash flows and compared to the related book value. Under SFAS No. 142, goodwill will be tested for impairment at least annually, and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2002, and noted that no impairment existed.

        As of January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The adoption of SFAS No. 144 had no effect on our financial statements.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2001, we determined that no deferred tax asset valuation allowance was necessary, and we eliminated our previously established valuation allowance. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Impact of Inflation

        We have experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases. We have passed these price increases along to our customers. However, there can be no assurance that possible future inflation would not impact our operations.

Seasonality

        Sales of our respiratory products are primarily concentrated in the fall and winter months. Consequently, revenues from these products generally are, and will be, determined by the severity of the cough/cold/flu season. We expect the impact of seasonality to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that seasonality may continue to affect sales for the foreseeable future.

Certain Risk Factors Affecting Our Business Prospects and Common Stock

        There are many factors that may affect our business and the results of our operations, some of which are beyond our control. These factors include:

  •
  We derive a majority of our net sales from our core branded products, and any factor that hurts our sales of these products could reduce our revenues and profitability.

  •
  Failure to maintain CARMOL®40 net sales would reduce our revenues and profitability.

  •
  Our operating results and financial condition may fluctuate which could negatively affect the price of our stock.

  •
  We have substantial outstanding indebtedness, which could adversely affect our financial condition.

  •
  Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

  •
  Our reliance on third-party manufacturers and suppliers can be disruptive to our inventory supply.

  •
  Our inability to accurately predict customer demand for our products could result in shortages or excess inventory.

  •
  If we cannot purchase or integrate new products or companies, our business may suffer.

  •
  We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.

  •
  Our earnings may be reduced in the future due to the potential impairment of our acquired intangible assets.

  •
  Our research and development efforts may require us to incur substantial expenses, some of which we may not recoup.

  •
  We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic or comparable products.

  •
  Our intellectual property rights might not afford us with meaningful protection.

  •
  We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.

  •
  We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

  •
  Consolidation of wholesalers of pharmaceutical products can negatively affect our distribution terms and sales of our products.

  •
  If we become subject to a product liability claim, we may not have adequate insurance coverage and our reputation could suffer.

  •
  We are subject to chargebacks and rebates when our products are resold to governmental agencies and managed care buying groups, which may reduce our future profit margins.

  •
  We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of such services on acceptable terms.

  •
  The loss of our key personnel could limit our ability to operate our business successfully.

  •
  We face significant competition within our industry.

  •
  Failure to comply with government regulations could affect our ability to operate our business.

  •
  Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.

  •
  We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

  •
  We may become subject to federal false claims or other similar litigation brought by private individuals and the government.

  •
  Our Class B common stock has the right, as a class, to elect a majority of our board of directors and has disparate voting rights with respect to all other matters on which our stockholders vote, your voting rights will be limited and the market price of our common stock may be affected adversely.

  •
  Our founder and Chairman of the Board, President and Chief Executive Officer exercises substantial control over our affairs.

  •
  We have potential liability arising from securities transferred to 401(k) plan participants in violation of applicable securities laws.

  •
  Our certificate of incorporation and Delaware law may delay or prevent our change of control, even if beneficial to investors.

  •
  Our stock price has fluctuated considerably and may decline.

  •
  We are at risk of securities class action litigation due to our stock price volatility.

  •
  The exercise of outstanding warrants, and options, the conversion of outstanding notes, or the issuance of other shares could reduce the market price of our stock.

  •
  We may sell equity securities in the future, which would cause dilution.

        For a discussion of these and other factors affecting our business, prospects and common stock, see our risk factor section in the registration statement, on Form S-3, filed with Securities and Exchange Commission on November 7, 2003.

Item 3. Quantitative and Qualitative Disclosures Concerning Market Risks

        Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of ENTSOL® SPRAY are made in Euros. We expect to make purchases several times per year. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on import purchases could be affected adversely in the future by the relationship of the U.S. dollar to foreign currencies. In addition, foreign currency fluctuations can have an adverse effect upon exports, even though we recognize sales to international wholesalers in U.S. dollars. Foreign currency fluctuations can directly affect the marketability of our products in international markets.

        To the extent that we borrow under our credit facility with Wachovia Bank, we will experience market risk with respect to changes in the applicable interest rates and its effect upon our interest expense. Because these rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense.

        As of September 30, 2003, we had the following outstanding debt with fixed rate interest and no outstanding debt with variable interest rates.

Period	Debt(a)	Average Fixed Rate Interest
October 1, 2003 to December 31, 2003	$8,291	6.58%
Fiscal 2004	36,087	6.56%
Fiscal 2005	30,209	6.70%
Fiscal 2006	22,748	6.73%
Fiscal 2007	—	N/A
Thereafter	37,000,000	4.00%

(a)
Debt amounts include all interest except for convertible notes and minimum debt payments

        Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4. Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

        In addition, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Dermik/Aventis Litigation

        On January 29, 2003, we commenced legal proceedings against Dermik Laboratories and its parent, Aventis Pharmaceuticals, a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by us relating to 40% urea dermatologic compositions and therapeutic uses.

        In the complaint, filed in the United States District Court for the District of New Jersey, we stated that the marketing and sale by Dermik and Aventis of the 40% urea cream, Vanamide, which would compete with our CARMOL®40 product line, infringed three of our patents, including a composition patent for dermatologic products including 40% urea and two methodology patents for the therapeutic use of urea-based products.

        On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying our request for a preliminary injunction to prevent Dermik and Aventis from allegedly infringing aspects of our patent concerning the composition and use of our CARMOL®40 product line. In issuing its ruling, the court concluded that we had failed to establish a likelihood of success on the merits that would warrant the issuance of preliminary injunction in our favor. The court further stated its view that, based on the court's preliminary interpretation of the claims, the evidence presented seemed to indicate little or no likelihood of success by us on the merits and, further, that the defendants had established a substantial question of invalidity concerning the one patent at issue at the preliminary injunction hearing. We cannot assure you that, in connection with this litigation, the court will not ultimately hold our patents relating to CARMOL®40 to be invalid, unenforceable or not infringed, or that we will not be subject to counterclaims, including, without limitation, money damages or other relief relating to misuse of the patents. We continue to review with our advisors our strategies and alternatives with respect to this lawsuit.

        The timing and the ultimate final outcome of our lawsuit against Dermik and Aventis are uncertain. Dermik began selling Vanamide during the second quarter of 2003. Launch of Vanamide or any other competing 40% urea product could have a material adverse effect on our sales and profits attributable to CARMOL®40.

DPT Lakewood Litigation

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

        On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against us alleging defamation arising from our press release announcing commencement of the litigation against DPT Lakewood. On

July 11, 2003, the District Court for the Western District of Texas denied our motion to dismiss. Despite this ruling, we continue to believe that this suit is without merit and we intend to vigorously defend our position.

General Litigation

        We and our operating subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        On June 11 and July 24, 2003, we issued and sold an aggregate of $37,000,000 of 4% convertible senior subordinated notes due 2013 in a private placement in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The initial purchasers of these notes were UBS Securities LLC and Raymond James & Associates, Inc., and the estimated net proceeds to us from the offering of these notes were approximately $34.3 million (after deducting the initial purchasers' discounts and commissions and estimated offering expenses payable by us). The initial purchasers then resold the notes in offerings in reliance on Rule 144A or another exemption from the registration under the Securities Act of 1933. The notes are convertible into 50 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, resulting in an initial conversion price of $20 per share.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders on August 13, 2003, the shareholders voted on the following proposals with the results as indicated:

  1.
  Elected three directors to serve in office representing the Common Stock for a one year term as follows:

	For	Against
Steven Kriegsman	7,996,801	1,546,257
Bruce Simpson	7,986,689	1,556,369
Alan Wolin, Ph.D.	9,471,839	71,219
  2.
  Elected five directors to serve in office representing the Class B Common Stock for a one year term as follows:

	For	Against
Michael Bernstein	372,382	-0-
C. Ralph Daniel, III, M.D.	372,382	-0-
Andre Fedida, M.D.	372,382	-0-
Daniel Glassman	372,382	-0-
Iris Glassman	372,382	-0-

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

            Form 8-K filed on July 25, 2003 relating to the Company's issuance of an additional $12 million in aggregate principal amount of its 4% convertible senior subordinated notes due 2013. The Company previously issued $25 million in aggregate principal amount of these notes on June 11, 2003 with the same terms.

            Form 8-K filed on July 31, 2003 relating to the Company's Second Quarter 2003 financial results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)
Date: November 7, 2003	/s/ DANIEL GLASSMAN Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2003	/s/ R. BRENT LENCZYCKI, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES Table of Contents
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures Concerning Market Risks
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES