Form 10-K
period 2003-12-31
BRADLEY PHARMACEUTICALS INC
filed 2004-03-15
CIK 864268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934

Commission File Number 0-18881

BRADLEY PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	22-2581418

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

383 Route 46 W., Fairfield, NJ	07004

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 973-882-1505

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No_____

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes X No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X No_____

     The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of March 5, 2004 was approximately $381,316,713 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s Common Stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the Class B Common Stock, for which there is no established United States public trading market.

As of March 5, 2004, there were outstanding 15,108,302 shares of Common Stock, $.01 par value, and 429,752 shares of Class B Common Stock, $.01 par value.

Documents incorporated by reference: Certain information called for in Parts II and III of this Form 10-K is incorporated by reference from the registrant’s 2004 Proxy Statement or in amendment to this Form 10-K, which will be filed no later than 120 days after December 31, 2003.

PART I

FORWARD-LOOKING STATEMENTS

     Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Business” or contained or incorporated by reference in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to execute our Acquire, Enhance, Grow strategy;

•	market acceptance of our products;

•	our plans to launch new and enhanced products;

•	our plans to increase our sales;

•	our ability to obtain new distributors and market approvals in new countries;

•	our plans to pursue patents;

•	our ability to successfully compete in the marketplace;

•	our plans to increase the size of our sales force;

•	our earnings estimates and future financial condition and results of operations;

•	our plans to effect a rescission offer relating to our 401(k) plan and its expected impact on our financial condition;

•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months; and

•	the impact of the changes in the accounting rules discussed in this Form 10-K.

     In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors.” No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1: BUSINESS

Overview

     We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in selected markets. Our Doak Dermatologics subsidiary promotes our branded dermatologic and podiatric products, including our CARMOL®40, LIDAMANTLE®, ROSULA® and ZODERM® product lines, to dermatologists and podiatrists in the U.S. through its dedicated sales force of more than 110 representatives. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and, within a month from the date of this report, FLORA-Q™ to gastroenterologists and colon and rectal surgeons in the U.S. through its dedicated sales force of more than 30 representatives. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

     Our products are manufactured by third parties according to our quality control standards and principally distributed through wholesalers to retail pharmacies and healthcare institutions throughout the U.S. and selected international markets.

Our Industry

     We target segments of the dermatologic, podiatric and gastrointestinal markets where we believe that our sales force can effectively reach the groups of physicians who write a majority of the prescriptions for conditions treated by our products.

     Many of the pharmaceutical products sold in these specialty markets were originally discovered, researched or developed by major pharmaceutical companies. Due largely to industry consolidation, the costs of marketing and regulatory compliance, or lack of strategic fit, these types of products often do not justify continued promotion by major pharmaceutical companies. Major pharmaceutical companies typically focus on so-called “blockbuster drugs,” which are often described as having the potential to generate annual sales in excess of $500 million. These companies frequently sell their smaller products to specialty pharmaceutical companies.

Dermatologic and Podiatric Markets

     Based on data from NDCHealth, we estimate the U.S. market for prescription dermatologic and podiatric drugs accounted for approximately $5.8 billion in retail prescription sales for 2003. Within the dermatologic market, approximately 13,700 dermatologists specialize in treating a variety of skin disorders, including acne, eczema and psoriasis. Our dermatologic products compete in areas such as acne, rosacea, topical anesthetics and xerosis, a segment of the market we estimate accounted for approximately $2.4 billion in retail prescription sales in 2003. Within the podiatric market, approximately 14,000 podiatrists treat patients suffering from a range of foot disorders, including athlete’s foot and nail disorders that can be treated with prescription products.

Gastrointestinal Market

     Based on data from NDCHealth, we estimate that the U.S. market for prescription gastrointestinal drugs accounted for approximately $18.6 billion in retail prescription sales for 2003. Within the gastrointestinal market, approximately 10,600 gastroenterologists specialize in treating a variety of stomach and intestinal disorders. We estimate that the segment of this market that focuses on the lower gastrointestinal tract, excluding heartburn related disorders, accounted for approximately $2.1 billion in retail prescription sales for 2003. Many of the drugs in this segment treat conditions such as constipation, hemorrhoids and colitis. Our drugs address principally hemorrhoids and symptoms associated with irritable bowel syndrome, specifically gastrointestinal pain and cramping.

Our Strategy

     Our primary objective is to be a leading specialty pharmaceutical company focused on selected pharmaceutical needs within the dermatologic, podiatric and gastrointestinal markets. Following our strategy of Acquire, Enhance, Grow, we seek to fulfill unmet needs in our selected markets:

•	Acquire— We have acquired, and intend to acquire, rights to manufacture and market pharmaceutical and health related products with demonstrated safety and effectiveness and an established presence in the market. To date, our ideal product acquisition candidates have not been actively promoted, and did not compete directly with products offered by major pharmaceutical companies. We also focus on candidates that have barriers to entry for competitive products, including patent protection, complexity of manufacturing processes and patient and physician loyalty. As we grow, we may also seek acquisitions of more established products.

•	Enhance— We enhance our product brands by extending their useful lives by broadening their list of approved indications, developing additional dosage strengths, producing convenient packaging sizes and developing novel product formulations.

•	Grow— Our goal is to grow by increasing net sales. We seek to increase net sales by aggressively promoting our branded products through our nationwide sales and marketing force to key groups of physicians, principally in the dermatologic, podiatric and gastrointestinal fields, who write a high volume of prescriptions for our types of products. We supplement the activities of our sales force with direct mail, telemarketing campaigns, journal advertising and by providing samples of our products to physicians. We also selectively contract with third parties to promote our products in order to target a broader physician audience.

     Our Acquire, Enhance, Grow strategy also encompasses the introduction of new products through modest research and development efforts relating to improving compounds already in use, as well as the acquisition of compounds in late stages of clinical development. In addition, we regularly review opportunities to acquire businesses that market products or have products under development that may complement or expand our areas of therapeutic focus.

Our Products

     We now receive a majority of our sales from products that contain a synthetic form of urea, a naturally occurring substance in the body. When applied to the skin, the urea removes the surface layer of dead cells. When combined with other compounds, urea helps ingredients penetrate the skin more easily and work more effectively. In addition, urea acts as a powerful moisturizer to help relieve the dry skin often associated with the conditions our products are designed to treat. The CARMOL® family of products, DPM™ CREAM, ROSULA® AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL, ZODERM® GEL and ZODERM® CLEANSER all contain urea.

     The following is a list of major products, by therapeutic category, that we currently market and distribute.

Dermatologic and Podiatric	Strength	Primary Uses

CARMOL®
CARMOL®40	Rx	Mild to severe dry skin, xerosis, nail disorders
CARMOL®HC	Rx	Inflammatory skin conditions
CARMOL®SCALP LOTION	Rx	Dandruff
CARMOL®10, 20	OTC	Dry skin
ROSULA®
ROSULA® AQUEOUS CLEANSER	Rx	Rosacea and acne
ROSULA®AQUEOUS GEL	Rx	Rosacea and acne
ZODERM®
ZODERM® CLEANSER 4.5% and 8.5%	Rx	Acne
ZODERM® CREAM 4.5% and 8.5%	Rx	Acne
ZODERM® GEL 4.5% and 8.5%	Rx	Acne
ACIDMANTLE®
LIDAMANTLE®HC	Rx	Skin pH balancer, topical anesthetic and anti-inflammatory
LIDAMANTLE®	Rx	Skin pH balancer and topical anesthetic
ACIDMANTLE®	OTC	Skin pH balancer
DPM™CREAM	OTC	Dry, irritated, itchy feet
Gastrointestinal
ANAMANTLE®HC	Rx	Hemorrhoids and anal fissures
PAMINE®, PAMINE® FORTE	Rx	Antispasmodic for relief of gastrointestinal pain
FLORA-Q™	OTC	Bacteria strains for proper balance of intestinal flora
Nutritional
GLUTOFAC®-ZX	Rx	Multi-vitamin/multi-mineral supplement
Respiratory
DECONAMINE®	Rx	Antihistamine and decongestant
ENTSOL®	OTC	Nasal wash
TYZINE®	Rx	Topical nasal decongestant
BRONTEX®	Rx	Cough suppressant and expectorant

     Our core branded products that we actively promote in the dermatologic, podiatric and gastrointestinal markets are described below:

     CARMOL®40 is a prescription 40% urea-based topical therapy that removes the surface layer of dead cells and improves skin moisture. CARMOL®40 is available in three formulations- a lotion, cream and gel. CARMOL®40 LOTION is marketed for mild to moderate dry skin, CARMOL®40 CREAM is marketed for moderate to severe dry skin, and CARMOL®40 GEL is marketed for site-specific dry skin, nail debridement and as a nail softener. We developed CARMOL®40 as an enhancement to our CARMOL® 10 product. We estimate that CARMOL®40 currently has approximately 35% of the prescription xerosis market. For 2003, net sales for CARMOL®40 CREAM were approximately $20,412,000, net sales for CARMOL®40 LOTION were approximately $7,701,000 and net sales for CARMOL®40 GEL were approximately $8,463,000.

     ROSULA® AQUEOUS CLEANSER and ROSULA® AQUEOUS GEL are internally developed urea-based topical prescription products that treat skin conditions, including acne and rosacea. We launched ROSULA® AQUEOUS GEL in January 2003 and ROSULA® AQUEOUS CLEANSER in July 2003. The active ingredients in ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER, sodium sulfacetamide and sulfur, have antibacterial properties that are effective against acne and reduce the redness and swelling associated with rosacea. The product’s urea base acts as a moisturizer resulting in less dryness. We believe that ROSULA® AQUEOUS CLEANSER and ROSULA® AQUEOUS GEL are the first and only prescription therapies for the treatment of acne and rosacea that combine the benefits of sodium sulfacetamide and sulfur with the moisturizing effects of urea.

     ZODERM® CLEANSER, ZODERM® CREAM and ZODERM® GEL are internally developed urea-based topical prescription products that treat acne. We launched ZODERM® CLEANSER, ZODERM® CREAM and ZODERM® GEL in March 2004. The active ingredient in ZODERM® CLEANSER and ZODERM® GEL, benzoyl peroxide, has antibacterial properties that are effective against acne. The product’s urea base acts as a moisturizer resulting in less dryness. We believe that ZODERM® CLEANSER, ZODERM® CREAM and ZODERM® GEL are the first and only prescription therapies for the treatment of acne that combine the benefits of benzoyl peroxide with the moisturizing effects of urea.

     LIDAMANTLE® and LIDAMANTLE®HC, available in cream and lotion formulations, are prescription products with a topical anesthetic that help relieve pain, soreness, itching and irritation caused by insect bites, eczema and other skin conditions. LIDAMANTLE® and LIDAMANTLE®HC lower the pH level of the skin, providing an environment that facilitates healing, protects against infections and alleviates irritation. LIDAMANTLE®HC also contains hydrocortisone, which helps to reduce inflammation. We launched the lotion formulation of LIDAMANTLE® and LIDAMANTLE®HC in November 2003.

     ANAMANTLE®HC, launched in January 2003, is a prescription cream containing a topical anesthetic and hydrocortisone, which treats hemorrhoids and anal fissures. ANAMANTLE®HC lowers the pH level of the skin to create an environment that promotes healing, reduces the likelihood of infections, reduces swelling and soothes irritation. ANAMANTLE®HC cream is packaged as single-use, disposable dispensers with a unique applicator that we believe makes ANAMANTLE®HC cream cleaner and simpler to use.

     PAMINE® and PAMINE® FORTE are prescription lactose-free, antispasmodic oral therapies that provide relief from the symptoms associated with irritable bowel syndrome, specifically pain and cramping. PAMINE® FORTE contains twice the amount of the active ingredient of PAMINE® and may be taken less frequently than PAMINE®, which we believe may promote greater patient compliance. Because both PAMINE® and PAMINE® FORTE are not absorbed by the brain, they cause fewer side effects, such as dizziness and blurred vision, than comparable drugs that are absorbed by the brain.

     FLORA-Q™, anticipated to be launched in the end of March or in April 2004, is an over-the-counter blend of bacterial strains designed to promote the proper balance of natural healthful bacteria in the intestines, often referred to as flora or probiotics. FLORA-Q™ contains four proprietary strains of probiotic bacteria in a novel delivery system that ensures safe passage of the probiotic strains through the stomach and high potency delivery to the intestinal tract, where its beneficial effect is realized. Additionally, FLORA-Q™ requires no refrigeration and is available in a convenient capsule form.

     GLUTOFAC®ZX is a prescription nutritional supplement that helps to replenish the body’s reserves of vitamins and minerals.

     Our net sales volume percentages by category for 2001, 2002 and 2003 were as follows:

	Year Ended December 31,

	2001	2002	2003

Dermatology and Podiatry	60%	75%	76%
Gastrointestinal	17%	8%	12%
Respiratory	14%	11%	9%
Nutritional	8%	5%	3%
Other	1%	1%	0%

Sales and Marketing

     We market and sell our products primarily through our full-time sales personnel and wholesalers. As of December 31, 2003, we employed a national sales force, including district managers, of more than 140 representatives, which seeks to cultivate relationships of trust and confidence with dermatologists, podiatrists and gastroenterologists who issue a high volume of prescriptions in our core market segments. Our marketing and sales promotions principally target these doctors through visits where our representatives provide information and product samples to encourage them to prescribe our products. In addition, we use a variety of marketing techniques to promote our products, including journal advertising, promotional materials, specialty publications, convention participation, focus groups, educational conferences, telemarketing and informational websites.

     As of December 31, 2003, Doak Dermatologics had more than 110 representatives and district managers who call on dermatologists and podiatrists throughout the U.S. As of December 31, 2003, our Kenwood Therapeutics division had 30 representatives and district managers who call on gastroenterologists in the U.S. To achieve our desired sales objectives, we believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share improvement and growth in value for our shareholders.

     We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth and/or product acquisitions warrant. In July 2003, we entered into a strategic relationship with Ventiv Health, Inc., a contract marketing and sales organization, to co-promote to obstetricians and gynecologists our ANAMANTLE® HC therapy for hemorrhoids and anal fissures. We believe that obstetricians and gynecologists represent a significant growth opportunity for ANAMANTLE® HC and that our agreement with Ventiv Health will enable us to more quickly and efficiently expand our sales into this market.

Customers

     We sell our products primarily to wholesalers. Our customers include several of the nation’s leading wholesalers, such as AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation, Quality King Distributors, Inc. and major drug chains. Our four largest customers listed below accounted for an aggregate of approximately 81% of our accounts receivable at December 31, 2003 and 86% of our accounts receivable at December 31, 2002. The following table presents a summary of our sales to significant customers, who are also wholesalers, as a percentage of our total gross sales:

	Year Ended December 31,
Customer	2001	2002	2003
AmerisourceBergen Corporation	12%	17%	17%
Cardinal Health, Inc.	20%	24%	27%
McKesson Corporation	11%	26%	24%
Quality King Distributors, Inc.	40%	23%	14%

     To facilitate sales of our products internationally, we have entered into agreements with approximately 30 international pharmaceutical wholesalers to provide for distribution and promotion of our products in more than 38 countries. Net sales from international business were approximately 2% for 2003, 4% for 2002 and 7% for 2001.

     We continue to seek new international wholesalers and currently are in the process of obtaining market approvals in more than 10 new countries. Although we anticipate receiving the necessary approvals to market our products in these countries, there can be no assurance that these approvals will be received.

Third Party Payers

     Our operating results and business success depend in large part on the availability of adequate third party payor reimbursement to patients for our branded prescription products. These payors include pharmacy benefit management organizations, governmental entities, managed care organizations and private health insurers. We strive to achieve the following strategic objectives for our branded prescription products with these payors:

•	increased patient access;

•	preferred formulary placement; and

•	growth in market share.

     In 2003, we initiated a marketing campaign to raise the awareness of our Doak Dermatologics and Kenwood Therapeutics brands to third party payors. The campaign involves regularly scheduled targeted product mailings, private meetings and attendance at industry conferences. We have entered into reimbursement agreements with nationally recognized pharmacy benefit management organizations and we added a major health insurance company to the list of leading national managed care organizations participating in reimbursement agreements with us. We intend to continue expanding our existing base of national and regional relationships with third party payors.

Manufacturers and Suppliers

     We do not own or operate any manufacturing or production facilities. Instead, approximately 10 independent companies manufacture and supply the vast majority of our products. For 2003, two vendors that manufacture and package products for us accounted for approximately 33% and 16% of our cost of sales. For 2002, two vendors that manufacture and package products for us accounted for approximately 41% and 12% of our cost of sales. Many of these companies also manufacture and supply products for some of our competitors.

     With respect to our actively marketed products, CARMOL®40, ROSULA® AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL, ZODERM® CLEANSER, ZODERM® CREAM, ZODERM® GEL, ANAMANTLE® HC, PAMINE®, PAMINE® FORTE, LIDAMANTLE®, LIDAMANTLE®HC and FLORA-Q™ we have written licensing, manufacturing or other supply agreements with our manufacturers or suppliers.

Intellectual Property

     There are several patents covering certain aspects of our CARMOL®40, ROSULA® AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL, ANAMANTLE® HC, FLORA-Q™ and ENTSOL® product lines. In addition, we have a number of patent applications pending with the U.S. Patent and Trademark Office and intend to pursue patents where cost-effective and practical. However, a large portion of our products are not patent protected, and we cannot assure you that any of our patents, if challenged, would be held valid and enforceable. In addition, competitors may independently develop similar technologies or design around patented aspects of our technology. In light of the uncertain outcome of the pending litigation described under “Item 3: Legal Proceedings” concerning various patents relating to our CARMOL®40 product line, you should not ascribe any significant value to such patents in making a decision to invest in us. We cannot predict the impact on our business that might result from any determination that our patents relating to CARMOL®40 are invalid, unenforceable or not infringed.

     We own trademarks associated with each of our products, including several national and foreign trademark registrations, or common law rights, for each of our material products. We cannot provide any assurance as to the extent or scope of the trademarks or other proprietary protection secured by us on our products. To our knowledge, none of the trademarks owned by us infringe on any trademarks owned or used by others.

     We rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we often use trade secret protection and confidentiality agreements to protect our interests. To this end, we typically require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.

Competition

     The pharmaceutical industry is highly competitive. We compete primarily in the dermatologic, podiatric and gastrointestinal markets, and to a lesser extent, in the nutritional supplement market. We believe that competition for product sales is based primarily on brand awareness, price, availability and product efficacy. Additionally, since our current products generally are established and commonly sold, they are subject to competition from products with similar qualities. Our pharmaceutical products may be subject to competition from alternate therapies during the patent protection period, if applicable, and thereafter from generic equivalents.

     Many of our competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields and may have greater resources than we do to devote to manufacturing, marketing, sales, research and development and acquisitions. Our competitors include AstraZeneca, Aventis, Axcan Pharma, Bristol-Myers Squibb, Connetics, Ferndale Laboratories, First Horizon Pharmaceuticals, Galderma, GlaxoSmithKline, Valeant Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, Pfizer, Salix Pharmaceuticals, Schering Plough, Schwarz Pharma, Upsher-Smith and others.

     Dermik, a subsidiary of Aventis, recently introduced Vanamide, a competing product to CARMOL®40. We are a party to litigation regarding the introduction of this product by Dermik and Aventis. See “Item 3: Legal Proceedings.” In addition, several manufacturers of generic pharmaceutical products recently introduced significantly less expensive 40% urea products that may be comparable to CARMOL®40 CREAM, CARMOL®40 LOTION and CARMOL®40 GEL. We believe we compete successfully in the marketplace primarily based upon the proven effectiveness and therapeutic value of our CARMOL®40 products and the brand loyalty of patients and physicians to CARMOL®40. However, we cannot predict the impact on our business that might result from any determination that our patents relating to CARMOL®40 are invalid or unenforceable, or from the introduction of Vanamide or any other competing product into the marketplace. These developments may adversely affect our sales of CARMOL®40.

Government Regulation

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as by foreign governments in countries where we distribute some of our products.

     Noncompliance with applicable policies or requirements of the FDA or other regulators could subject us to enforcement actions, such as suspensions of product distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies, such as our contract with the Veteran’s Administration and the Department of Defense. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

     All manufacturers, marketers and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs must be the subject of an FDA approved new drug application before they may be marketed in the United States. The FDA can and does reject new drug applications or require additional clinical trials even when product candidates performed well in clinical trials. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDAs enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

     The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application or additional studies for any drug product marketed if new information reveals questions about a drug’s safety or effectiveness. All drugs must be manufactured in conformity with current agency regulations, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

     Although we believe that all of our currently marketed pharmaceutical products comply with FDA policies and regulations, our products and related marketing activities are subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed. In addition, modifications, enhancements or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and that may be subject to a lengthy FDA review process. Our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is dissatisfied with the results of an inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers and affect adversely our results of operations.

     Several of our pharmaceutical products are sold over-the-counter. These products are subject to FDA regulations known as monographs, which specify permissible active ingredients, labeling and indications. The monographs are subject to change. We can offer no assurance that future FDA enforcement or regulatory decisions or changes to any monographs will not hamper our marketing efforts or render our products unlawful for commercial sale, causing us to withdraw our products from the marketplace or spend substantial funds reformulating the products.

     Once the FDA issues a final monograph, the product must convert from prescription status to over-the-counter status. Recently, the final monograph for our DECONAMINE® and BRONTEX® immediate release products has been issued, which requires some of our DECONAMINE® and BRONTEX® immediate release products to convert from prescription status to over-the-counter status by December 31, 2004. We intend to continue to market and distribute the DECONAMINE® and BRONTEX® immediate release products as prescription only as long as we may lawfully continue to do so. We are exploring our marketing and distribution strategy for these products after they are converted from prescription status to over-the-counter status. We have not yet determined how our operations and financial condition will be affected.

     We are the registered holders of one New Drug Application for PAMINE®, one Supplemental New Drug Application for PAMINE® FORTE and two Abbreviated New Drug Applications for TYZINE® and CARMOL®HC, which have been approved by the FDA. The New Drug Application permits a company to market products considered by the FDA to be new drugs. The Supplemental New Drug Application permits marketing of variations of products related to already approved NDA’s or ANDA’s, such as a new dosage strength. The Abbreviated New Drug Application permits a company to market generic versions of drugs previously approved by the FDA.

     We currently market, sell and distribute CARMOL®40, CARMOL® SCALP TREATMENT, ROSULA® AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL, ZODERM® CLEANSER, ZODERM® CREAM, ZODERM® GEL, LIDAMANTLE®, LIDAMANTLE®HC and ANAMANTLE®HC as exempt drugs not requiring a NDA or an ANDA because these products have been considered by us to be identical, related, or similar to products that existed on the market prior to 1962. The FDA has set 1962 as the cut-off year for determining new technologies to be included in products or drugs for which NDA or ANDA filings would be required prior to commercialization.

Product Liability Insurance

     We maintain product liability insurance on our products that provides coverage of up to $10,000,000 in the aggregate per year. This insurance is in addition to required product liability insurance maintained by the manufacturers of our products. We cannot assure you that any product liability claims against us will not exceed that coverage. To date, no product liability claim has been made against us and we are not aware of any pending or threatened claim.

Employees

     As of December 31, 2003, we had approximately 250 employees. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe that our relationships with our employees are good. None of our employees is subject to a collective bargaining agreement.

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

Scientific Advisors

     We have formed a group of scientific advisors having extensive experience in our core branded products to advise us in long-range planning and product development:

     Boni E. Elewski, M.D. is Director of Clinical Research for the Department of Dermatology and a professor at the University of Alabama at Birmingham. Dr. Elewski serves as President of the American Academy of Dermatology. She has authored more than 130 publications and is a member of the editorial board of the Journal of the American Academy of Dermatology. Dr. Elewski was awarded a B.A. from Miami University and received her M.D. from Ohio State University College of Medicine.

     Cory A. Golloub, M.D. is a doctor of internal medicine and pediatrics currently practicing in Montville, New Jersey. Dr. Golloub is currently affiliated with New Jersey Medical School, University Hospital and Chilton Memorial Hospital in New Jersey. Dr. Golloub received his B.S. from SUNY Stony Brook and his M.D. from the University of Medicine, Tampico, Mexico, with postgraduate affiliations with SUNY Downstate- Brookdale Hospital and New Jersey Medical School.

     James J. Leyden, M.D. is a board certified dermatologist currently on the staff of the Department of Dermatology in the Hospital of the University of Pennsylvania. Dr. Leyden has authored more than 300 publications and served as an editor for publications such as the Journal of the American Academy of Dermatology and The Journal of Microbial Ecology in Health and Disease and has held the position of Editor-in-Chief of Cutaneous Aging and Cosmetic Dermatology. Dr. Leyden is a member of the American Academy of Dermatology, the Society of Investigative Dermatology and the Society of Pediatric Dermatology. Dr. Leyden received his B.A. from St. Joseph’s College and his M.D. from The University of Pennsylvania School of Medicine.

     Bryan C. Markinson, D.P.M. is Chief of Podiatric Medicine and Surgery and Assistant Clinical Professor of Orthopedics and Pathology at Mount Sinai School of Medicine. Dr. Markinson also is an adjunct professor, Division of Medical Sciences, for the New York College of Podiatric Medicine. Dr. Markinson has served on the staffs of Metropolitan Hospital, New York Methodist Hospital, New York Community Hospital of Brooklyn and Foot Clinics of New York. He is a member of the American Podiatric Medical Association, the New York State Podiatric Medical Association and a Fellow of the American Society of Podiatric Dermatology. Dr. Markinson received his B.S. from Long Island University and a D.P.M. from the New York College of Podiatric Medicine.

     Alan R. Shalita, M.D. is a board certified dermatologist and currently Professor and Chairman of the State University of New York Health Science Center at Brooklyn. Dr. Shalita is licensed in New Jersey, North Carolina, California and Florida. Dr. Shalita received his B.S. from the University of Brussels, Belgium and M.D. from Bowman Gray School of Medicine.

     Mitchell J. Spirit, M.D. is a doctor of internal medicine currently on faculty as Assistant Clinical Professor of Medicine at the UCLA School of Medicine, California. Dr. Spirit performed his internship and residency at Mount Sinai Medical Center, New York, and was a Fellow at the University of California at Los Angeles. Dr. Spirit received his B.S. from SUNY at Binghamton and received his M.D. from Mount Sinai Medical Center in New York.

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

     We derive a majority of our net sales from our core branded products: CARMOL®40, ROSULA®AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL, ZODERM® CLEANSER, ZODERM® CREAM, ZODERM® GEL, PAMINE®, PAMINE® FORTE, LIDAMANTLE®, LIDAMANTLE®HC, ANAMANTLE®HC, FLORA-Q™ and GLUTOFAC®-ZX. These core branded products accounted for a total of approximately 79% of our net sales for 2003 and approximately 70% of our net sales for 2002. We believe that the net sales of these products will constitute the majority of our overall net sales for the foreseeable future. Accordingly, any factor that hurts our sales of these core products, individually or collectively, could reduce our revenues and profitability. Many of our core branded products are subject to generic or comparable product competition currently or may be in the near future. Each of our core branded products could be rendered obsolete or uneconomical by regulatory or competitive changes. Net sales of our core branded products could also be adversely affected by other factors, including:

•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core branded products;

•	marketing or pricing actions by one or more of our competitors;

•	effectiveness of our sales and marketing efforts;

•	legal or regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing practices of dermatologists, podiatrists and/or gastroenterologists;

•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians in person;

•	changes in the reimbursement or substitution policies of third party payers or retail pharmacies;

•	product liability claims; and

•	the outcome of disputes relating to trademarks, patents, license agreements and other rights.

Failure to maintain CARMOL®40 net sales would reduce our revenues and profitability.

     CARMOL®40 CREAM, CARMOL®40 LOTION and CARMOL®40 GEL, our lead products in the CARMOL® family of products, accounted for approximately 49% of our net sales for 2003, 53% of our net sales for 2002 and 37% of our net sales for 2001. The concentration of our net sales in a single product line makes us particularly dependent on that line. If demand for the CARMOL®40 product line or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease. We cannot assure you that we will be able to maintain our historical net sales levels of the CARMOL®40 product line, or that they will not decrease.

     On January 29, 2003, we commenced legal proceedings against Dermik Laboratories, Inc. and its parent, Aventis Pharmaceuticals Inc., a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by us relating to 40% urea dermatologic compositions and therapeutic uses. On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying our request for a preliminary injunction to prevent Dermik and Aventis from allegedly infringing aspects of our patents relating to CARMOL®40. In issuing its ruling, the court concluded that we had failed to establish a likelihood of success on the merits that would warrant the issuance of a preliminary injunction in our favor. The court further stated its view that, based on the court’s preliminary interpretation of the claims, the evidence presented seemed to indicate little or no likelihood of success by us on the merits and, further, that the defendants had established a substantial question of invalidity concerning the one patent at issue at the preliminary injunction hearing. In connection with this litigation, the court may ultimately hold our patents relating to CARMOL®40 to be invalid, unenforceable or not infringed. Subsequent to the ruling on the preliminary injunction, Dermik introduced Vanamide, a competing product to CARMOL®40.

     In light of the uncertain outcome of our pending litigation concerning various patents relating to our CARMOL®40 product line, you should not ascribe any significant value to these patents in making a decision to invest in our common stock. In addition, several generic pharmaceutical manufacturers recently introduced significantly less expensive 40% urea products that may be comparable to CARMOL®40 CREAM, CARMOL®40 and CARMOL®40 GEL. Any determination that our patents relating to CARMOL®40 are invalid, unenforceable or not infringed, or the introduction of Vanamide, the introduction of those less expensive products or the introduction of any other competing product into the marketplace, may adversely affect our net sales of CARMOL®40. We may also be subject to counterclaims, including, without limitation, money damages or other relief relating to misuse of the patents.

Our operating results and financial condition may fluctuate which could negatively affect the price of our stock.

     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period, which could negatively affect the price of our stock:

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including any failure by our manufacturers to comply with manufacturing specifications;

•	development of new competitive products by others;

•	the mix of products that we sell during any time period;

•	our responses to price competition;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting, securities, tax or corporate responsibility rules, policies, regulations or laws;

•	disposition of non-core products, technologies and other rights;

•	expenditures as a result of legal actions;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

•	seasonality of demand for our products; and

•	our level of research and development activities.

We have outstanding indebtedness, which could adversely affect our financial condition.

     Our total consolidated long term debt as of December 31, 2003 was $37,141,508 and constituted approximately 20% of our total capitalization as of that date. Under our credit facility with Wachovia Bank, we and our subsidiary, Doak Dermatologics, are able to incur an additional $15,000,000 of indebtedness. In addition, under our credit facility, we have granted to Wachovia a lien on substantially all of our current and future property, including our intellectual property. The indenture for the outstanding convertible notes that are described in our financial statements does not restrict our ability to incur additional indebtedness, including senior debt, or incur liens on our properties and assets.

     The degree to which we are indebted could have important consequences to you because:

•	a substantial portion of our cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our ability to obtain financing in the future may be impaired;

•	our ability to pay dividends to holders of our common stock may be restricted;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we may be more vulnerable in the event of a downturn in our business, our industry or the economy in general.

     Our ability to make payments on and, if necessary, to refinance our debt, including our convertible notes, will depend upon our ability to generate cash in the future, which may be influenced by general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control.

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debt, including our convertible notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including our convertible notes, on or before maturity. We cannot assure you that we would be able to refinance any of our debt, including any credit facilities and those notes, on commercially reasonable terms or at all.

Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

     We do not own or operate any manufacturing or production facilities. Independent companies manufacture and supply our products. Many of these companies also manufacture and supply products for some of our competitors. We do not have licensing or other supply agreements with many of these manufacturers or suppliers for our products, and therefore, many of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time, we have experienced minor delays in shipments from some of our vendors due to production management problems. Although we believe we can obtain replacement manufacturers, the absence of such agreements with our present suppliers may interrupt our ability to sell our products and seriously affect our present and future sales. Currently, all of our CARMOL® products (except CARMOL®HC), ROSULA®AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL, ZODERM® CLEANSER, ZODERM® CREAM, ZODERM® GEL, LIDAMANTLE®, LIDAMANTLE®HC and ANAMANTLE®HC are contract manufactured in Canada solely by Groupe Parima, Inc. Any delays in manufacturing or shipping products by Groupe Parima, including any customs or related issues, may affect our product supply and ultimately have a negative impact on our sales and profitability.

     The Food and Drug Administration, or FDA, requires that all manufacturers of pharmaceutical products sold in the U.S. comply with the FDA’s regulations, including the current good manufacturing practices, or cGMP, regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to $4,000,000, this insurance may not be sufficient to compensate us for any interruption of this kind. As a result, the loss of a manufacturer could cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.

Our reliance on third party manufacturers and suppliers can be disruptive to our inventory supply.

     We, and the manufacturers of our products, rely on suppliers of raw materials used in the production of our products. Some of these materials, including the active ingredient in PAMINE® and PAMINE® FORTE, are available from only one source or a limited number of sources and others may become available from only one source or a limited number of sources. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products.

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

     We estimate customer demand for our products primarily through use of third party syndicated data sources that track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided by a limited number of pharmacies, and are estimates of historic demand levels. Based on trends we observe from these data and other proprietary information, we prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to anticipate accurately ultimate customer demand for our products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.

     We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, 82% of our gross revenues for 2003 and 90% of our gross revenues for 2002 were derived from four major wholesalers. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and historical purchase patterns, this process is inherently imprecise. These wholesalers rarely provide us with complete information regarding their inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and retail drug chain customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages.

     We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of our major customers, which, presumably, are based upon their projected demand levels. Purchases by any given customer, during any given measurement period, may be above or below actual prescription volumes of one or more of our products during the same measurement period, resulting in increases or decreases in product inventory existing in the distribution channel, which are managed presumably in accordance with such customer’s business practices, without regard to our commercial interests.

If we cannot purchase or integrate new products or companies, our business may suffer.

     Our principal strategy is to continue to expand our business by acquiring new products and companies, developing product line extensions of acquired brands, producing new products through modest research and development of compounds already in use, and successfully promoting our products by utilizing our sales force. There are several factors that could limit or restrict our ability to implement our acquisition strategy successfully:

•	we may not have the financing to acquire an available product;

•	we may not be able to make acquisitions because other bidders may have greater financial resources;

•	we may be unable to locate suitable acquisition candidates;

•	we may not be able to achieve our targeted profit margins with some of the products available for acquisition;

•	we must be able to maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees, and as a result, we may not manage our acquisitions effectively; and

•	we may not be able to retain or hire the necessary qualified employees.

     Sales of newly acquired products may not be profitable and we may not achieve anticipated sales levels for such products. Moreover, while we anticipate making future acquisitions in accordance with our strategic plan, we might be unable to consummate any future acquisitions, and we may not be able to achieve the same rates of return and historical sales levels of any acquired product. Our failure to do so could have a negative effect on the growth of our sales and profitability, and on our operations.

We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.

     In order to implement our business strategy, and to grow through acquisitions and product enhancement, we may need additional financing. Our ability to grow is dependent upon, and may be limited by, among other things, the availability of satisfactory financing arrangements. Our existing loan agreement with Wachovia restricts our ability to incur indebtedness and our ability to grant liens upon, and security interests in, our assets, including our intellectual property. As a result, we may not be able to obtain the additional capital necessary to pursue our business strategy. In addition, even if we can obtain additional financing, that financing may not be on terms that are satisfactory to us. Any indebtedness that we incur will rank senior to the interest of the holders of our common stock. We will need to finance any new acquisitions from one or more of the following:

•	our acquisition credit facility with Wachovia Bank;

•	existing working capital and positive cash flow from operations;

•	new borrowings; or

•	issuing equity securities.

Our earnings may be reduced in the future due to the potential impairment of our acquired intangible assets.

     We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other intangible assets. We intend to make similar acquisitions in the future. As required by applicable accounting rules, we assess the value of these assets when events or changes in circumstances require. If we determine through this process that the value of these assets has been impaired, we may be required to record the impairment charge in our income statement. We cannot assure you that we will not need to record such charges in the future with respect to our current intangible assets, or any that we may acquire in the future. Any such charges may reduce our earnings substantially.

Our research and development efforts may require us to incur substantial expenses, some of which we may not recoup.

     We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products we are researching or developing may never be approved for marketing. If we fail to take a product or technology to market on a timely basis, we may incur significant expenses without a near term financial return.

     In the future, we may supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant up-front payments to fund projects. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If we are unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or we may abandon one or more projects.

We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic or comparable products.

     There is no proprietary protection for most of our branded pharmaceutical products, and competing generic or comparable products for most of these products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or comparable products. Increased competition from the sale of generic pharmaceutical or comparable products may cause a decrease in revenue from our branded products, which could have an adverse effect on our business, financial condition and results of operations, which would likely negatively affect the market price of our stock. In addition, our branded products for which there are no generic or comparable forms available, may face competition from different therapeutic treatments used for the same indications for which our branded products are used.

Our intellectual property rights might not afford us with meaningful protection.

     Other than patents and patent applications pending with respect to our CARMOL®40, ROSULA®AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL, ANAMANTLE®HC and ENTSOL® products, we do not have patents or patent applications pending with respect to any other focus products sold by us. The ownership of a patent or an interest in a patent does not always provide significant protection and the patents and applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of management’s time, which would detract from the time available to be spent maintaining and developing our business.

     We rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we often use trade secret protection and confidentiality agreements to protect our interests. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy to us in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently develop similar or equivalent trade secrets or know-how.

     In light of the uncertain outcome of the pending litigation concerning various patents relating to our CARMOL®40 product line that is described in the risk factor entitled “Failure to maintain CARMOL®40 net sales would reduce our revenues and profitability,” you should not ascribe any significant value to such patents in making a decision to invest in our common stock. We cannot predict the impact on our business that might result from any determination that our patents relating to CARMOL®40 are invalid or unenforceable.

We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.

     We only conduct patent searches on a limited basis. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights.

     Patents and patent applications to which we have rights may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

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

     Our four largest customers, who are wholesalers, accounted for an aggregate of approximately 81% of our accounts receivable at December 31, 2003 and 86% of our accounts receivable at December 31, 2002. The following table presents a summary of sales to our four largest customers as a percentage of our total gross sales:

	Year Ended December 31,
Customer	2001	2002	2003
AmerisourceBergen Corporation	12%	17%	17%
Cardinal Health, Inc.	20%	24%	27%
McKesson Corporation	11%	26%	24%
Quality King Distributors, Inc.	40%	23%	14%

     The loss of any of these customers’ accounts or a reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressures from these and other large customers.

Consolidation of wholesalers of pharmaceutical products can negatively affect our distribution terms and sales of our products.

     In recent years, the distribution network for pharmaceutical products has been subject to increasing consolidation. As a result, a few large wholesalers control a significant share of the market. As a consequence, there are fewer channels for wholesale and retail pharmaceutical distribution than were historically available. Accordingly, we depend on fewer wholesalers for our products and we are less able to negotiate price terms with wholesalers. Although we believe that this consolidation among wholesalers will ultimately reduce our distribution costs, our inability to aggressively negotiate price terms with them over the long term could inhibit our efforts to improve our profit margins or sales levels. The continued or future consolidation among pharmaceutical wholesalers could limit our ability to compete effectively. In addition, the number of independent and small chain drug stores has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, wholesalers or retailers could result in the combination or elimination of warehouses which may result in product returns to our company, cause a reduction in the inventory levels of wholesalers and retailers, or otherwise result in reductions in purchases of our products, any of which could harm our business, financial condition and results of operations.

If we become subject to a product liability claim, we may not have adequate insurance coverage and our reputation could suffer.

     Pharmaceutical and health related products, such as those we market, may carry health risks. Consequently, consumers may bring product liability claims against us. We maintain product liability insurance on our products that provides coverage of up to $10,000,000 in the aggregate per year. This insurance is in addition to the required product liability insurance maintained by the manufacturers of our products. We cannot assure that product liability claims will not exceed that coverage or that our reputation will not suffer as a result of any claims. If insurance does not fully fund any product liability claim, or if we are unable to recover damages from the manufacturer of a product that may have caused such injury, we must pay such claims from our own funds. Any such payment could have a detrimental effect on our financial condition. In addition, we may not be able to maintain our liability insurance at reasonable premium rates, if at all.

We are subject to chargebacks and rebates when our products are resold to governmental agencies and managed care buying groups, which may reduce our future profit margins.

     Chargebacks and rebates are the difference between the prices at which we sell our products to wholesalers and the price that third party payors, such as governmental agencies and managed care buying groups, ultimately pay pursuant to fixed price contracts. Medicare, Medicaid and reimbursement legislation or programs regulate drug coverage and reimbursement levels for most of the population in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Some of our products are subject to rebates of up to the greater of 15.1% of the average manufacturer price or the difference between the average manufacturer price and the lowest manufacturer price during a specified period. We record an estimate of the amount either to be charged back to us or rebated to the end-users at the time of sale to the wholesaler. Over recent years, the pharmaceutical industry in general has accepted the managed care system of chargebacks and rebates. Managed care organizations increasingly began using these chargebacks and rebates as a method to reduce overall costs in drug procurement. Levels of chargebacks and rebates have increased momentum and caused a greater need for more sophisticated tracking and data gathering to confirm sales at contract prices to third-party payors with respect to related sales to wholesalers. We record an accrual for chargebacks and rebates based upon factors including current contract prices, historical chargeback rates and actual chargebacks claimed. The amount of actual chargebacks claimed could, however, be higher than the amounts we accrue, and could reduce our profit margins.

We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of these services on acceptable terms.

     To enable us to focus on our core marketing and sales activities, we selectively outsource non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As we expand our activities in these areas, we expect to use additional financial resources. Typically, we do not enter into long-term contracts for our non-sales and non-marketing functions. Whether or not long-term contracts exist, we cannot assure you that we will be able to obtain adequate supplies of these services or products in a timely fashion, on acceptable terms, or at all.

The loss of our key personnel could limit our ability to operate our business successfully.

     We are highly dependent on the principal members of our management staff, the loss of whose services we believe would impede the achievement of our acquisition and development objectives. We may not be able to attract and retain key personnel on acceptable terms. Many of our key managerial, operational, scientific and development personnel, including Daniel Glassman, our President, Chief Executive Officer and Chairman, would be difficult to replace. The loss of our personnel’s services could delay the development of contracts and products, especially in light of our recent growth. We do not maintain key-person life insurance on any of our employees. In addition, we do not have employment agreements with any of our key employees.

RISKS RELATED TO OUR INDUSTRY

We face significant competition within our industry.

     The pharmaceutical industry is highly competitive. We compete primarily in the dermatologic, podiatric and gastrointestinal product markets and, to a lesser extent, in the nutritional supplement market. CARMOL®40 competes in an approximately $125 million market for prescription skin softeners that includes Lac-Hydrin, marketed by a division of Bristol-Myers Squibb, and Vanamide, marketed by a subsidiary of Aventis. In addition, several manufacturers of generic pharmaceutical products recently introduced significantly less expensive 40% urea products that may be comparable to CARMOL®40 CREAM, CARMOL®40 LOTION and CARMOL®40 GEL. We cannot predict the impact of these recently introduced products on our net sales.

     Many of our competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields. Our competitors include AstraZeneca, Aventis, Axcan Pharma, Bristol-Myers Squibb, Connetics, Ferndale Laboratories, First Horizon Pharmaceuticals, Galderma, GlaxoSmithKline, Valeant Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, Pfizer, Salix Pharmaceuticals, Schering Plough, Schwarz Pharma, Upsher-Smith and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability than us to undertake more extensive research and development, marketing and pricing policy programs. In addition, many of these competitors have greater name-recognition than we do among purchasers of pharmaceutical products, and in some cases, they have a reputation for producing highly-effective products.

     In addition to competition from existing products, it is also possible that our competitors may develop and bring new products to market before us, or may develop new technologies that improve existing products, new products that provide the same benefits as existing products at less cost, or new products that provide benefits superior to those of existing products. These competitors also may develop products that make our current or future products obsolete. Our competitors may also make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

Failure to comply with government regulations could affect our ability to operate our business.

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency, as well as by foreign governments in countries where we distribute some of our products.

     Noncompliance with applicable FDA or other federal policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies, such as the contract we have with the Veteran’s Administration and the Department of Defense. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

     All manufacturers, marketers and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs must be the subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability. For example, several of our products, including CARMOL®40, ROSULA®, ZODERM® and ANAMANTLE®HC, are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related, or similar to products that existed on the market prior to 1962. Under FDA policies, such products have not been required to have marketing approval, except when significant changes are made to the product that existed on the market prior to 1962. If a competitor submits a new drug application to the FDA for any of these drugs, the FDA may require us to also file a new drug application or an abbreviated new drug application for that same drug in order to continue marketing it in the United States.

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

     Although we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, our products and related marketing activities are subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed. In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our third party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers.

Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.

     Our operating results and business success depend in large part on the availability of adequate third party payor reimbursement to patients for our prescription brand products. These third party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations. A majority of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business. Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins and our overall business and financial condition could be negatively affected. We began to focus on the inclusion of our products in these formularies relatively recently and, therefore, other specialty pharmaceutical companies may have a competitive advantage with respect to this marketing channel.

     Moreover, some of our products are not of a type generally eligible for reimbursement, primarily due to either the product’s market share being too low to be considered, cheaper generics being available, or because the product is considered over-the-counter. It is also possible that products manufactured by others could have the same effects as our products and be subject to reimbursement. If this were the case, some of our products might become too costly to patients.

We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

     We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. In the future, we may have to change our business practices, or our existing business practices could be challenged as unlawful, due to changes in laws, regulations or rules or due to administrative or judicial findings. Changes or challenges of these kinds could reduce our profitability.

We may become subject to federal false claims or other similar litigation brought by private individuals and the government.

     The Federal False Claims Act allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. Federal false claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for these claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and we cannot be certain that these claims will not be brought against us, or if they are brought, that these claims might not be successful.

RISKS RELATED TO OUR COMMON STOCK

Our Class B common stock has the right, as a class, to elect a majority of our board of directors and has disparate voting rights with respect to all other matters on which our stockholders vote, your voting rights will be limited and the market price of our common stock may be affected adversely.

     Holders of our common stock are entitled to one vote per share on matters on which our stockholders vote generally. As long as there are at least 325,000 shares of our Class B common stock outstanding, holders of our Class B common stock vote, as a class, to elect a majority of our board of directors. In addition, shares of our Class B common stock are entitled to five votes per share on all other matters to be voted on by stockholders in general. The ability of the holders of our Class B common stock to elect a majority of our directors and the differential in the voting rights between the common stock and the Class B common stock could affect adversely the market price of our common stock. All of the outstanding shares of our Class B common stock are currently held by Daniel Glassman, our founder and Chairman of the Board, President and Chief Executive Officer, Iris Glassman and Bradley Glassman.

Our founder and Chairman of the Board, President and Chief Executive Officer exercises substantial control over our affairs.

     At December 31, 2003, Daniel Glassman, our founder and Chairman of the Board, President and Chief Executive Officer, and members of his immediate family (including Iris Glassman and Bradley Glassman), were the beneficial owners of approximately 5% of our outstanding common stock, consisting of all outstanding shares of Class B common stock and 310,026 shares of common stock. The Class B common stock currently votes, as a class, to elect a majority of our board of directors, and has five votes per share or approximately 14% of the total voting power, with respect to all other matters on which our stockholders are entitled to vote other than the election of the board of directors. As a result, Daniel Glassman exercises control over the election of our board of directors and significantly influences all of our corporate actions. The interests of Mr. Glassman and his family may differ from those of our other stockholders and they may be able to take actions that advance their respective interests to the detriment of our other stockholders. Mr. Glassman’s ability to exercise control over the election of the board of directors may discourage, delay or prevent a merger or acquisition and could discourage any bids for our common stock at a premium over the market price.

We have potential liability arising from securities transferred to accounts of 401 (k) plan participants in violation of applicable securities laws.

     From 1997 through January 2004, we failed to register, in compliance with applicable securities laws, shares of our common stock transferred to accounts of participants in our 401(k) plan and the interests of those participants in that plan, which may also be deemed securities requiring registration. We intend to offer a 30-day right of rescission to those participants who received shares of our common stock in violation of applicable securities laws during the two years preceding the date of that registration, the statute of limitations period that we believe may generally apply to claims for rescission under applicable state laws, or possibly a longer or shorter period. Under the rescission offer, the participants will be entitled to require us to repurchase those shares at the price per share of our common stock when the shares were transferred to the participant’s account, plus interest at a rate to be determined.

     Based upon our preliminary investigation, we currently believe that approximately 22,000 shares of our common stock were transferred to accounts of 401(k) plan participants since January 1, 2002 in violation of applicable securities laws and, if subject to our rescission offer, would have an aggregate repurchase price of approximately $301,000, plus interest. We may also face fines or other penalties for our violation of applicable securities laws, and we cannot assure you that we will not be required to offer rescission to participants who received shares of our common stock prior to the two-year period covered by our anticipated rescission offer.

     In addition, applicable securities laws do not expressly provide that our planned rescission offer will terminate a participant’s right to rescind a sale of stock that was not properly registered. Accordingly, we may continue to have a contingent liability relating to the shares transferred to accounts of participants who do not accept the rescission offer, based upon the price per share of our common stock when the shares were transferred to the participant’s account.

Our certificate of incorporation and Delaware law may delay or prevent our change of control, even if beneficial to investors.

     Our charter authorizes us to issue up to 2,000,000 shares of preferred stock with such designations, rights and preferences as the board of directors may determine from time to time. This authority empowers the board of directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights that could decrease the voting power or other rights of the holders of our common stock. The issuance of such preferred stock could, under some circumstances, discourage, delay or prevent a change of control. To date, we have not issued any shares of preferred stock. In addition, we are and will continue to be, subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay or prevent a change of control.

Our stock price has fluctuated considerably and may decline.

     Stock prices of emerging growth pharmaceutical and small-cap companies such as ours fluctuate significantly. In particular, our stock price per share since January 1, 2002, has fluctuated from a low of $6.80 to a high of $32.50. A variety of factors that could cause the price of our common stock to fluctuate, perhaps substantially, includes:

•	announcements of developments related to our business;

•	quarterly fluctuations in our actual or anticipated operating results;

•	general conditions in the pharmaceutical and health care industries;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	developments in our relationships with our customers and suppliers;

•	current events affecting the political, economic and social situation in the United States and other countries where our subsidiaries operate;

•	changes in financial estimates and recommendations by securities analysts;

•	lack of an active, liquid trading market for our common stock;

•	acquisitions and financings;

•	the operating and stock price performance of other companies that investors may deem comparable; and

•	purchases or sales of blocks of our common stock, including any short-selling activities.

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

     In addition, in recent years there have been extreme fluctuations in the stock market in general and the market for shares for emerging growth pharmaceutical companies in particular. These fluctuations were sometimes unrelated to the operating performance of these companies. Any such fluctuations in the future could reduce the market price of our common stock. We do not know whether the market price of our common stock will decline or not.

We are at risk of securities class action litigation due to our stock price volatility.

     In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Due to the expected volatility of our stock price, we could be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

The exercise of outstanding warrants and options, the conversion of outstanding notes, or the issuance of other shares could reduce the market price of our stock.

     We currently have outstanding a substantial number of options and warrants to purchase shares of our common stock and notes convertible into shares of our common stock. If the holders of all outstanding warrants and options exercised them and the holders of all outstanding convertible notes converted them, we would have approximately an additional 3,771,711 shares of common stock issued and outstanding as of December 31, 2003. The sale, or availability for sale, of such substantial amounts of additional shares of common stock in the public marketplace could reduce the prevailing market price of our securities and otherwise impair our ability to raise additional capital through the sale of equity securities.

We may sell equity securities in the future, which would cause dilution.

     We may sell equity securities in the future to obtain funds for general corporate or other purposes. We may sell these securities at a discount to the market price. Any future sales of equity will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

ITEM 2: PROPERTIES

     We lease 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with Daniel Glassman, our Chairman, CEO and President, and his spouse Iris Glassman, a member of our board and our Treasurer.

     We lease an 11,500 square foot warehouse at a different location in Fairfield, New Jersey. This new lease has an initial term of three years expiring in January 2007 and has a two-year renewal at our option.

     We also have a distribution arrangement with a third party public warehouse located in Tennessee to warehouse and distribute substantially all of our products. This arrangement provides that we will be billed based on invoiced sales of the products distributed by such party, plus an additional charge per order.

     We believe that these facilities are sufficient to meet our current requirements; however, we anticipate that as we grow, we may require additional facilities.

ITEM 3: LEGAL PROCEEDINGS

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

     On March 6, 2003, DPT Laboratories, Ltd., filed a lawsuit against us alleging defamation arising from our press release announcing commencement of the litigation against DPT Lakewood. On July 11, 2003, the District Court for the Western District of Texas denied our motion to dismiss. Despite this ruling, we continue to believe that this suit is without merit and we intend to vigorously defend our position.

General Litigation

     We and our operating subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No issues were submitted to a vote of the security holders during the fourth quarter of 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of our common stock were traded on The Nasdaq National Market under the symbol “BPRX” until May 13, 2003, when they were listed and began trading on the New York Stock Exchange under the symbol “BDY.” Our Class B common stock is not publicly traded.

     The following table sets forth the range of high and low sales prices for shares of our common stock for the periods indicated. On March 4, 2004, the closing sale price for our common stock was $26.18 per share, as reported on the New York Stock Exchange.

	Price Range
	High	Low
Year Ended December 31, 2002
First quarter	$24.00	$10.51
Second quarter	14.02	10.25
Third quarter	13.28	6.80
Fourth quarter	15.65	7.90

Year Ended December 31, 2003
First quarter	$16.95	$10.07
Second quarter	17.98	11.50
Third quarter	32.50	16.31
Fourth quarter	31.70	21.65

     As of March 8, 2004, there were 195 registered holders of record of shares of our common stock.

Dividend Policy

     We have never declared a cash dividend. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to declare cash dividends.

Equity Compensation Plans

     Information about our equity compensation plans is set forth in our Definitive Proxy Statement for our 2004 Annual Meeting and is incorporated herein by reference.

Sale of Unregistered Securities

     See “Note J.7. Commitments and Contingencies — Securities Transferred to 401(K) Plan” in Notes to Consolidated Financial Statements, filed as part of this report, for information concerning sales of unregistered securities.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data set forth below for each of the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. You should read this table in conjunction with our audited consolidated financial statements and related notes, our unaudited condensed consolidated interim financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere or incorporated by reference.

	1999	2000	2001	2002	2003
Net sale;	$18,850,294	$18,557,429	$25,702,966	$39,668,973	$74,679,251
Cost of sales;	5,083,148	4,271,967	4,168,045	4,568,461	6,533,119
Gross profit;	13,767,146	14,285,462	21,534,921	35,100,512	68,146,132
Selling, general and administrative;	11,473,059	11,646,611	15,473,059	21,890,232	39,558,738
Depreciation and amortization;	1,138,052	954,568	1,169,484	1,139,531	1,207,116
Interest expense (income), net;	235,473	248,115	(73,588)	(359,261)	111,847
Losses (gains) on short-term investments;	—	—	700,000	49,535	(312,285)
Loss due to impairment of asset;	—	3,897,000(1)	—	—	—
Other income;	—	—	—	—	—

Total expenses;	12,846,584	16,746,294	17,268,955	22,720,037	40,565,416

Income (loss) before income tax expense;	920,562	(2,460,832)	4,265,966	12,380,475	27,580,716
Income tax expense (benefit);	360,000	(398,000)	654,000	4,746,000	10,756,000
Net income (loss);	$ 560,562	$ (2,062,832)	$ 3,611,966	$ 7,634,475	$16,824,716

Basic net income (loss) per common share;	$ 0.07	$ (0.26)	$ 0.42	$ 0.73	$ 1.55

Diluted net income (loss) per common share	$ 0.07	$ (0.26)	$ 0.37	$ 0.67	$ 1.35(2)

Shares used in computing basic net income (loss) per common share	7,970,000	7,900,000	8,570,000	10,470,000	10,820,000

Shares used in computing diluted net income (loss) per common share	8,020,000	7,900,000	9,660,000	11,440,000	12,840,000

_________________

     (1) Consists of an impairment loss of $3,897,000 relating to the DECONAMINE® trademark.
     (2) Gives effect to $447,160 in interest and other expenses, net of tax effects, relating to our convertible notes.

	As of December 31,
Balance Sheet Data	1999	2000	2001	2002	2003
Cash and cash equivalents	$ 385,640	$ 453,200	$10,337,214	$20,820,725	$144,488,208
Short term investments	—	—	6,977,988	5,188,091	38,014,672
	737,323	3,411,897	19,310,242	28,162,830	178,356,498
Total assets	21,047,645	17,425,536	35,601,433	43,917,100	203,412,683
Long term debt (excluding current portion)	162,922	661,569	305,739	155,362	37,049,831
Stockholders’ equity	13,882,070	11,901,480	30,170,283	38,193,716	152,895,669

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors.”

Overview

     We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products within the dermatologic, podiatric and gastrointestinal markets. We have experienced substantial growth in annual net sales and net income since 2001 through increased sales of existing products and new product sales, recognizing net sales of $74.7 million for 2003, $39.7 million for 2002 and $25.7 million for 2001 and net income of $16.8 million for 2003, $7.6 million for 2002 and $3.6 million for 2001.

     Our Carmol®40 product line accounted for approximately 49% of our net sales for 2003, 53% for 2002 and 37% for 2001 and has faced increasing competition, particularly commencing in the latter half of 2003. To lessen our dependence on this product line, we have sought to grow our other product lines, both in terms of dollar volume and percentage of revenues.

     We market and sell our products in the highly competitive pharmaceutical industry primarily through our full-time sales personnel and wholesalers. We seek to expand our market reach through promotion of our products in new geographic regions and for wider application in existing regions, and will continue expansion of our field sales force as product growth, geographic reach or product acquisitions warrant.

     In 2003, we raised capital for acquisitions and general corporate purposes through the issuance of $37 million in aggregate principal amount of our 4% convertible senior subordinated notes due 2013 and the issuance of 4,600,000 shares of our common stock in a follow-on offering that yielded net proceeds to us, after underwriting discount and offering expenses, of approximately $96 million. A major challenge and opportunity facing Bradley is to utilize these funds in the best ways possible, likely in large part through the acquisition of one or more product lines or companies.

Results of Operations

Percentage of Net Revenues

     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2001(1)	2002	2003
Net sales	100%	100%	100%
Gross profit	83.8%	88.5%	91.2%
Operating expenses	67.5%	58.2%	54.2%
Operating income	16.3%	30.3%	37.0%
Interest expense (income), net	(0.3)%	(0.9)%	0.1%
Income tax expense	2.5%	12.0%	14.4%

Net income	14.1%	19.2%	22.5%

______________________

          (1) Included in operating expenses is a loss on a short-term investment of $700,000.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net sales for 2003 were $74,679,000, representing an increase of $35,010,278, or approximately 88%, from $39,668,973 for 2002.

     For 2003, Doak Dermatologics’ net sales were $56,617,119, representing an increase of $26,936,337, or approximately 91%, from $29,680,782 for 2002. The increase was a result of new product sales from ROSULA® AQUEOUS GEL of $3,621,851; ROSULA® AQUEOUS CLEANSER of $2,881,046; LIDAMANTLE® LOTION of $142,381; LIDAMANTLE®HC LOTION of $222,581 and CARMOL®HC 3oz. of $373,347. In addition, Doak benefited from same product sales growth from CARMOL®40 CREAM of $8,309,648, CARMOL®40 LOTION of $3,007,504, CARMOL®40 GEL of $4,063,089, LIDAMANTLE® CREAM of $1,307,994 and LIDAMANTLE®HC CREAM of $1,877,373. The total net sales for CARMOL®40 CREAM, LOTION and GEL for 2003 were approximately $36,576,959.

     For 2003, Kenwood Therapeutics’ net sales were $18,062,000, representing an increase of $8,073,941, or approximately 81%, from $9,988,191 for 2002. The increase in net sales was led by new product sales of ANAMANTLE® HC of $3,870,307 and PAMINE® FORTE of $1,371,363 and same product sales growth from DECONAMINE® of $1,516,666 and PAMINE® 2.5mg of $624,199.

     The overall increases in the sales of our products and in particular, CARMOL®40 products, LIDAMANTLE® CREAM, LIDAMANTLE® HC CREAM and PAMINE® 2.5mg, were primarily due to greater promotional efforts, including an increase in number of sales representatives detailing those products and the utilization of market research data to target receipt of product messages by physicians and customers who we believe will generate higher sales. The overall increases in DECONAMINE® were primarily due to our negotiation of more favorable managed care contracts. As of December 31, 2003, we had approximately $4,300,000 of unshipped orders, which were subsequently shipped in the first quarter 2004 or cancelled by us. The orders were not shipped due to our concern over wholesaler purchases during the quarter exceeding actual prescription demand.

     During the second quarter of 2003, a competitor launched a competing product to CARMOL®40 CREAM with the same active ingredient. During the fourth quarter 2003, generic competitors introduced less expensive comparable products to CARMOL®40 CREAM, CARMOL®40 LOTION and CARMOL®40 GEL also with the same active ingredient. These introductions of competing products may result in reduced demand for our CARMOL®40 products. If sales of the CARMOL®40 product line or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease.

     Cost of sales for 2003 was $6,533,119, representing an increase of $1,964,658, or approximately 43%, from $4,568,461 for 2002. The gross profit percentage for 2003 was 91%, compared to 88% for 2002. The increase in the gross profit percentage reflects a change in our sales mix, with greater sales of existing prescription products, including CARMOL®40 products and the new prescription products launched in 2003.

     Selling, general and administrative expenses for 2003 were $39,558,738, representing an increase of $17,668,506, or 81%, compared to $21,890,232 for 2002. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands, increases in legal expenses of approximately $1,131,000 and increases in compensation expenses relating to our Economic Value Added bonus plan for approximately $1,673,000 compared to the same period in the prior year. The increases in legal expenses were primarily due to current litigation.

     Selling, general and administrative expenses as a percentage of net sales were 53% for 2003, representing a decrease of 2% compared to 55% for 2002. The decrease in selling, general and administrative expenses as a percentage of net sales for 2003 are a result of net sales growing faster than selling, general and administrative expenses.

     Depreciation and amortization expenses for 2003 were $1,207,116, representing an increase of $67,585 from $1,139,531 for 2002.

     Gain on investment for 2003 was $312,285, compared with a loss on investment of $49,535 for 2002.

     Interest income for 2003 was $936,345, representing an increase of $499,439 from 2002. The increase was principally due to investment increases from cash generated from operations and the net proceeds from the closings of $25 million of our 4% senior subordinated convertible notes due 2013 in June 2003, an additional $12 million of these notes in July 2003 and 4,600,000 shares of our common stock in a follow-on offering in December 2003.

     Interest expense for 2003 was $1,048,192, representing an increase of $970,547 from 2002. The increase was principally due to interest expense related to our convertible notes.

     Income tax expense for 2003 was $10,756,000, representing an increase of $6,010,000 from $4,746,000 for 2002. The effective tax rate used to calculate the income tax expense for 2003 was approximately 39%. The effective tax rate used to calculate the income tax expense for 2002 was 38%.

     Net income for 2003 was $16,824,716, representing an increase of $9,190,241, or 120%, from $7,634,475 for 2002. Net income as a percentage of net sales for 2003 was 23%, representing an increase of 4% compared to 19% for 2002. The improvement for 2003 was principally due to the increase in net sales, gross profit margin, and interest income described above, partially offset by our increase in selling, general and administrative expenses and interest expense.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net sales for 2002 were $39,668,973, representing an increase of $13,966,007, or approximately 54%, compared to $25,702,966 in 2001. The increase during 2002 primarily reflected an increase in net sales of Doak Dermatologics new product sales from CARMOL®40 GEL of approximately $4,400,000, and same product sales growth from CARMOL®40 CREAM of approximately $4,035,000, CARMOL®40 LOTION of approximately $3,358,000, other CARMOL® products of approximately $938,000, ACIDMANTLE®/LIDAMANTLE® line of products of approximately $1,318,000 and Kenwood Therapeutics’ respiratory products of $1,172,000. The increase during 2002 was partially offset by a decline in PAMINE® net sales by Kenwood Therapeutics of approximately $1,297,000.

     The overall increases in respiratory products were primarily due to our negotiation of more favorable managed care contracts and the timing of wholesale purchases. The overall increases in sales of our dermatology products, particularly CARMOL®40 CREAM, CARMOL®40 LOTION and ACIDMANTLE®/LIDAMANTLE® line of products, were primarily due to greater promotional attention and the utilization of market research data to ensure product messages are received by physicians and customers who we believe will generate higher net sales. Due to the offering of slight pricing discounts and extended payment terms to wholesalers and increased demand for our products, we shipped during December 2002 $2,653,000 in products to a major customer. The sales decline in PAMINE® was primarily due to the realignment of our sales force and the focusing of our promotional efforts towards greater growth opportunities in the area of dermatology.

     Cost of sales for 2002 was $4,568,461, representing an increase of $400,416, or approximately 10%, from $4,168,045 for 2001. The gross profit percentage for 2002 was 88%, compared to 84% during 2001. The increase in the gross profit percentage reflects a change in our sales mix, with greater sales of Doak Dermatologics prescription products that generate a higher gross profit percentage.

     Selling, general and administrative expenses for 2002 were $21,890,232, representing an increase of $6,417,173, or approximately 41%, compared to $15,473,059 for 2001. The increase in selling, general and administrative expenses reflect increased investment in our sales and marketing areas, with resulting increases in promotional and advertising expenses in order to implement our strategy of marketing Doak Dermatologics products and the hiring of additional executive personnel in anticipation of continued revenue growth. Selling, general and administrative expenses as a percentage of net sales were 55% for 2002, a decrease of 5% compared to 60% in 2001.

     Depreciation and amortization for 2002 was $1,139,531, representing a decrease of $29,953 from 2001.

     Interest income, net for 2002 was $359,261, representing an increase of $285,673 from 2001. The improvement was principally due to a decrease in borrowings under our revolving asset-based credit facility and an increase in interest income from short-term investments generated by investing excess cash flow from operations and proceeds from our October 30, 2001 private placement of common stock.

     Losses on short-term investments for 2002 were $49,535, compared to $700,000 in 2001. During 2001, we recorded a $700,000 loss related to the impairment of an investment resulting from a bank failure.

     Income tax expense for 2002 was $4,746,000, compared to $654,000 in 2001. Our effective tax rate was 38% in 2002, compared to 15% in 2001, due to the reduction of the valuation allowance against our deferred tax assets of $1,043,000 recorded in 2001.

     Net income for 2002 was $7,634,475, representing an increase of $4,022,509, or approximately 111% compared to $3,611,966 for 2001.

     Net income for Kenwood Therapeutics for 2002 was approximately $1,192,000, representing a decrease of approximately $263,000 from 2001. The decrease for 2002 was principally due to a decrease in Kenwood’s net sales of approximately $189,000 and the recording of a deferred tax benefit in 2001, which was partially offset by a decrease in selling, general and administrative expenses of approximately $447,000 and the recording of a loss-on investment of $700,000 in 2001.

     Net income for Doak Dermatologics for 2002 was approximately $6,443,000, representing an increase of approximately $4,286,000, or approximately 199%, compared to approximately $2,157,000 for 2001. The increase was principally due to an increase in net sales and gross profit percentage. The new product sales of CARMOL®40 GEL and same product sales growth of CARMOL®40 CREAM and ACIDMANTLE®/LIDAMANTLE® line of products primarily contributed to the increase in net sales and the gross profit percentage.

Liquidity and Capital Resources

     Our cash and cash equivalents and short-term investments were $182,502,880 at December 31, 2003 and $26,008,816 at December 31, 2002. Cash provided by operating activities for 2003 was $25,928,425. The sources of cash primarily resulted from net income of $16,824,716 plus non-cash charges for depreciation and amortization of $1,207,116; non-cash charges for amortization of deferred financing costs of $216,171; non-cash compensation for consulting services of $11,041; a bad debt expense of $23,640; tax benefit from exercise of non-qualified stock options and warrants of $1,242,177; a decrease in accounts receivable of $1,258,508 primarily due to an increase in cash collections; an increase in accounts payable of $2,589,099; an increase in accrued expenses of $3,941,157 resulting primarily from an increase in rebates; and an increase in income taxes payable of $1,020,866. The sources of cash were partially offset by an increase in deferred income taxes of $1,023,964; a gain on investment of $312,285 from sales of short-term investments; an increase in inventories of $227,963, primarily due to initial purchases of finished goods of our newly launched products; and an increase in prepaid expenses and other of $841,854.

     Cash used in investing activities for 2003 was $33,052,924, resulting from net purchases of short-term investments of $32,629,664 and property and equipment of $423,260.

     Cash provided by financing activities for 2003 was $130,791,982, which was principally the result of the gross proceeds from the sale of common stock in December 2003 of $103,132,000; the proceeds from the sale in June and July 2003 of our 4% convertible senior subordinated notes in the principal amount of $37,000,000, proceeds from exercise of stock options and warrants of $971,607 and distribution of treasury shares valued at $107,378 to fund our 401(k) plan, partially offset by payments of offering costs associated with the sale of our common stock of $6,926,543; payments of deferred financing costs associated with the sale of our convertible notes of $2,709,041; payments of notes payable of $238,364 and purchases of treasury shares of $545,055.

     We have a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. Advances available under the revolving asset-based credit facility are calculated using a formula, which is based upon our eligible accounts receivable and inventory levels. As of December 31, 2003, we are eligible to borrow approximately $3,957,000 under the $5 million revolving asset-based credit facility. Advances under the $10 million acquisition facility are subject to our finding a potential acquisition, satisfying financial covenants and, depending upon the size of the acquisition, Wachovia’s approval. This loan agreement has an initial term of two years, expiring on October 31, 2004. Interest accrues on amounts outstanding at a rate equal to LIBOR plus 1.85% and the commitment fee accrues on the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. Our obligations under this loan agreement are secured by our grant to Wachovia of a lien upon substantially all of our assets.

     As of the date of this Form 10-K, we have not borrowed any funds from the revolving asset-based credit facility or the acquisition facility.

     In June and July of 2003, we issued in two related private placements an aggregate of $37 million in aggregate principal amount of our 4% convertible senior subordinated notes due June 13, 2013. The notes bear interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and are convertible into shares of our common stock at any time prior to maturity at a conversion price of $20.00 per share. Beginning on June 15, 2008, we will have the right, at our option, to redeem all or a portion of the notes at a cash redemption price equal to 100% of the principal amount of notes to be redeemed, plus any accrued and unpaid interest. On June 15, 2008, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus any accrued and unpaid interest. In addition, holders of the notes may require us to purchase all or a portion of their notes for cash upon either a change in control of our company or the termination of trading of our common stock, each as described in the indenture governing the notes.

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

     During 2003, we had expensed $821,321 of interest relating to the notes. Additionally, we paid $2,709,041 of financing fees relating to these notes, which are included as deferred financing fees on our balance sheet, and are being amortized over a ten year period, which is the life of the notes.

     During 2003, we completed an offering of 4,600,000 shares of common stock at a price of $22.42 per share. The Company received net proceeds of $96,159,457 from the offering after deducting offering expenses. We expect to use the proceeds from the offering for acquisitions and general corporate purposes.

     As of December 31, 2003, we had the following contractual obligations and commitments:

Year ending December 31,	Operating Leases	Capital Leases(a)	Convertible Notes due 2013(b)	Other Debt	Minimum Inventory Purchases(c)

2004	$ 575,680	$ 36,073	$ -0-	$ 61,478	$ 700,000
2005	574,424	30,209	-0-	-0-	800,000
2006	585,924	22,748	-0-	-0-	900,000
2007	462,874	-0-	-0-	-0-	1,000,000
2008	40,979	-0-	-0-	-0-	1,100,000
Thereafter	-0-	-0-	37,000,000	-0-	-0-

	$ 2,239,881	$ 89,030	$37,000,000	$ 61,478	$4,500,000

33

______________________

(a)	Lease amounts include interest and minimum lease payments.

(b)	On June 15, 2008, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus any accrued and unpaid interest.

(c)	For more information on minimum inventory purchases, see “co-promotion agreement” in Note J.6 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

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

     Revenue recognition. Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting: Bulletin No. 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met:

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

     Chargebacks and rebates are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies and managed care buying groups. We record an estimate of the amount either to be charged back to us, or rebated to the end user, at the time of sale to the wholesaler. We have recorded reserves for chargebacks, returns and rebates based upon various factors, including current contract prices, historical trends and our future expectations. The amount of actual chargebacks, returns and rebates claimed could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

     Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales, which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales, which will ultimately be returned, there may be a material impact to our financial statements.

     Intangible assets. We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We assess the impairment of identifiable intangibles, including goodwill prior to January 1, 2002, when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include:

•	significant underperformance compared to expected historical or projected future operating results;
•	significant changes in our use of the acquired assets or the strategy for our overall business; and
•	significant negative industry or economic trends.

     When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on our financial statements. Upon adoption of SFAS No. 142, we performed an impairment test of our goodwill, which amounted to $289,328 at January 1, 2002, and determined that no impairment of the recorded goodwill existed. The fair value of our Doak Dermatologics subsidiary that we acquired in January 1995 was calculated on the basis of discounted estimated future cash flows and compared to the related book value. Under SFAS No. 142, goodwill will be tested, for impairment at least annually, and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2002, and noted that no impairment existed.

     As of January 1, 2002, we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” The adoption of SFAS No. 144 had no effect on our financial statements.

     Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and then respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2003 and 2002, we determined that no deferred tax asset valuation allowance was necessary, and we eliminated our previously established valuation allowance. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

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

Recent Accounting Pronouncements

     In November 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but also has disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     In December 2003, FASB issued FASB Interpretation 46(R) (FIN 46(R)), “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for some types of entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs: a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to us in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46(R) in December 2003. The adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

     In November 2002, the EITF reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if specified criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material effect on our financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this

Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments within the scope of SFAS 150 as of December 31, 2003, and, therefore, SFAS 150 did not have a material impact on our consolidated financial statements.

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

     As of December 31, 2003, we had the following outstanding debt with fixed rate interest and no outstanding debt with variable interest rates:

Period	Debt (a)	Average Fixed Rate Interest

Fiscal 2004	91,677	6.6%
Fiscal 2005	27,733	6.70%
Fiscal 2006	22,098	6.73%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Thereafter	37,000,000	4.00%

______________________

(a)	Debt amounts include all interest except for convertible notes and minimum debt payments.

     Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and related financial statement schedule at December 31, 2003 and 2002, and for each of the three years ended December 31st and the Independent Auditors’ Report thereon, are contained on pages F-1 through F-38 of this report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Bradley’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance as of the end of the period for which the report is being filed that (i) information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Bradley have been or will be detected.

     There has not been any change in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of Bradley’s common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in and incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” or in a subsequent amendment to this Report.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Executive Compensation” or in a subsequent amendment to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” or in a subsequent amendment to this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” or in a subsequent amendment to this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Independent Accountant Matters” or in a subsequent amendment to this Report.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements See F-Pages hereof.

(b)	Financial Statement Schedules See Schedule II at page S-1.

(c)	Reports on Form 8-K Form 8-K filed on October 31, 2003, reporting the Company’s Third Quarter 2003 financial results.

(d)	Exhibits

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)

3.2	By-laws of the Company, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)

4.1	Bradley Pharmaceuticals, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on February 3, 2004)

4.2	Indenture, dated as of June 11, 2003, between the Company and American Stock Transfer and Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.3	First Supplemental Indenture, dated as of July 24, 2003, between the Company and American Stock Transfer and Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1.1 of Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.4	Form of 4% Convertible Senior Subordinated Note due 2013 (incorporated herein by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.5	Registration Rights Agreement, dated as of June 11, 2003, among the Company, UBS Securities LLC and Raymond James & Associates, Inc. (incorporated herein by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.6	Registration Rights Agreement dated as of July 24, 2003 among the Company, UBS Securities LLC and Raymond James & Associates, Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.1	1990 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)*

10.2	Loan and Security Agreement with Wachovia Bank dated November 20, 2002 (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 8-K filed on December 12, 2002)

10.3	1999 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)*

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton, LLP

24.1	Power of Attorney (included on the signature page to this report)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly anuthorized.

March 12, 2004	BRADLEY PHARMACEUTICALS, INC.

	By:	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

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

DATE	SIGNATURE	TITLE

March 12, 2004	/s/ Daniel Glassman	Chairman of the Board
	(Daniel Glassman)	President and Chief Executive Officer (Principal Executive Officer)

March 12, 2004	/s/ R. Brent Lenczycki	Vice President and
	(R. Brent Lenczycki)	Chief Financial Officer (Principal and Accounting Officer)

March 12, 2004	/s/ Michael Bernstein	Chairman of the Audit Committee,
	(Michael Bernstein)	Chairman of the Compensation Committee

March 12, 2004	/s/ C. Ralph Daniel	Director
(Dr. C. Ralph Daniel)

March 12, 2004	/s/ Andre Fedida	Director
(Dr. Andre Fedida)

March 12, 2004	/s/ Iris Glassman	Treasurer and Director
(Iris Glassman)

March 12, 2004	/s/ Steven Kriegsman	Director
(Steven Kriegsman)

March 12, 2004	/s/ Alan Wolin	Secretary and Director
(Dr. Alan Wolin)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Bradley Pharmaceuticals, Inc. and Subsidiaries

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets at December 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2003, 2002 and 2001	F-5

Consolidated Statement of Shareholders’ Equity for the
Years Ended December 31, 2003, 2002 and 2001	F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2003, 2002 and 2001	F-6

Notes to Consolidated Financial Statements	F-8 - F-38

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
      Bradley Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations, and their consolidated shareholders’ equity and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

New York, New York
February 24, 2004

Bradley Pharmaceuticals, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$ 144,488,208	$ 20,820,725
Short-term investments	38,014,672	5,188,091
Accounts receivable - net of allowances	2,610,715	3,892,863
Inventories	2,393,690	2,165,727
Deferred tax asset	2,676,208	1,339,755
Prepaid expenses and other	1,640,188	804,563
Prepaid income taxes	-	315,558

Total current assets	191,823,681	34,527,282

PROPERTY AND EQUIPMENT, NET	952,436	915,681

INTANGIBLE ASSETS, NET	5,238,532	6,059,143

GOODWILL	289,328	289,328

DEFERRED TAX ASSET	2,474,990	2,787,479

DEFERRED FINANCING COSTS	2,620,161	127,291

OTHER ASSETS	13,555	7,326

	$ 203,412,683	$ 44,713,530

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31,
	2003	2002

CURRENT LIABILITIES
Current maturities of long-term debt	$ 91,677	$ 224,510
Accounts payable	4,340,000	1,750,901
Accrued expenses	8,330,198	4,389,041
Income taxes payable	705,308	-

Total current liabilities	13,467,183	6,364,452

LONG-TERM LIABILITIES
Long-term debt, less current maturities	49,831	155,362
4% convertible senior subordinated notes due 2013	37,000,000	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized, 2,000,000
shares; issued - none	-	-
Common stock, $.01 par value, authorized,
26,400,000 shares; issued 15,752,287 shares at December 31, 2003,
10,836,018 shares at December 31, 2002	157,523	108,360
Common stock, Class B, $.01 par value, authorized,
900,000 shares; issued 429,752 shares at December 31, 2003 and 2002	4,298	4,298
Additional paid-in capital	129,626,913	31,153,596
Accumulated other comprehensive gain (loss)	(17,045)	98,323
Retained earnings	25,393,778	8,569,062
Treasury stock - common stock - at cost
(831,286 shares at December 31, 2003 and 793,195 shares at December 31, 2002)	(2,269,798)	(1,739,923)

	152,895,669	38,193,716

	$203,412,683	$44,713,530

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001

Net sales	$74,679,251	$39,668,973	$25,702,966

Cost of sales	6,533,119	4,568,461	4,168,045

	68,146,132	35,100,512	21,534,921

Selling, general and administrative expenses	39,558,738	21,890,232	15,473,059
Depreciation and amortization	1,207,116	1,139,531	1,169,484
Interest expense	1,048,192	77,645	119,926
Interest income	(936,345)	(436,906)	(193,514)
Losses (gains) on short-term investments	(312,285)	49,535	700,000

	40,565,416	22,720,037	17,268,955

Income before
income tax expense	27,580,716	12,380,475	4,265,966

Income tax expense	10,756,000	4,746,000	654,000

NET INCOME	$16,824,716	$ 7,634,475	$ 3,611,966

Net income per common share
Basic	$ 1.55	$ 0.73	$ 0.42

Diluted	$ 1.35	$ 0.67	$ 0.37

Weighted average number
of common shares
Basic	10,820,000	10,470,000	8,570,000

Diluted	12,840,000	11,440,000	9,660,000

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

	Common stock, $.01 par value		Class B common stock, $.01 par value		Additional paid in capital	Accumulated other comprehensive gain (loss)	Retained earnings (accumulated deficit)	Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2000	8,206,627	$ 82,066	431,552	$4,316	$ 15,537,697	$ -	$(2,677,379)	740,481	$(1,045,220)	$ 11,901,480

Stock options/ warrants exercised	972,820	9,729			3,522,298					3,532,027
Shares issued for consulting services	475	5			2,974					2,979
Warrants and options issued for consulting services					332,185					332,185
Private placement	1,520,017	15,200			10,846,629					10,861,829
Warrants issued for proceeds					150,000					150,000
Stock conversion	1,800	18	(1,800)	(18)	-					-
Purchase of treasury stock								34,448	(244,999)	(244,999)
Distribution of treasury stock					8,989			(27,204)	53,120	62,109
Other compehensive income/ (loss):
Net income							3,611,966			3,611,966
Net unrealized losses on available-for-sale
securities						(39,293)				(39,293)

Total comprehensive income										3,572,673

Balance at December 31, 2001	10,701,739	$107,018	429,752	$4,298	$ 30,400,772	$(39,293)	$934,587	747,725	$(1,237,099)	$ 30,170,283

Stock options/ warrants exercised	133,599	1,335			679,459					680,794
Shares issued for consulting services	680	7			9,029					9,036
Options issued for consulting services					104,649					104,649
Registration cost					(110,057)					(110,057)
Purchase of treasury stock								52,566	(517,013)	(517,013)
Distribution of treasury stock					69,744			(7,096)	14,189	83,933
Other compehensive income/ (loss):
Net income							7,634,475			7,634,475
Net unrealized gains on available-for-sale
securities						137,616				137,616

Total comprehensive income										7,772,091

Balance at December 31, 2002	10,836,018	$108,360	429,752	$4,298	$ 31,153,596	$98,323	$8,569,062	793,195	$(1,739,923)	$ 38,193,716

Stock options/ warrants exercised	316,269	3,163			2,210,621					2,213,784
Shares issued for follow-on offering	4,600,000	46,000			96,159,457					96,205,457
Shares issued for consulting services	-	-			-					-
Options issued for consulting services					11,041					11,041
Purchase of treasury stock								45,713	(545,055)	(545,055)
Distribution of treasury stock					92,198			(7,622)	15,180	107,378
Other compehensive income/ (loss):
Net income							16,824,716			16,824,716
Net unrealized loss on available-for-sale
securities						(115,368)				(115,368)

Total comprehensive income										16,709,348

Balance at December 31, 2003	15,752,287	$157,523	429,752	$4,298	$129,626,913	$(17,045)	$25,393,778	831,286	$(2,269,798)	$152,895,669

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001

Cash flows from operating activities
Net income	$ 16,824,716	$ 7,634,475	$ 3,611,966
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,207,116	1,139,531	1,169,484
Amortization of deferred financing costs	216,171	40,564	45,523
Deferred income taxes	(1,023,964)	284,408	(1,326,310)
Allowance for doubtful accounts	23,640	-	20,135
Inventory provision	-	-	(184,471)
Losses (Gains) on short-term investments	(312,285)	49,535	700,000
Noncash compensation for consulting services	11,041	113,685	335,164
Tax benefit due to exercise of non-qualified options
and warrants	1,242,177	412,734	403,862
Changes in operating assets and liabilities:
Accounts receivable	1,258,508	(423,611)	1,986,263
Inventories	(227,963)	(185,359)	111,250
Prepaid expenses and other	(841,854)	(184,647)	(489,619)
Accounts payable	2,589,099	(121,183)	357,735
Accrued expenses	3,941,157	1,532,546	672,770
Income taxes payable	1,020,866	(703,843)	240,058

Net cash provided by operating activities	25,928,425	9,588,835	7,653,810

Cash flows from investing activities:
Investments in trademarks, patents and other
intangible assets	-	-	(9,699)
Proceeds (purchases) from short-term investments- net	(32,629,664)	1,877,978	(7,717,281)
Purchase of property and equipment	(423,260)	(404,598)	(276,131)

Net cash provided by (used in) investing activities	(33,052,924)	1,473,380	(8,003,111)

Cash flows from financing activities:
Payment of notes payable	(238,364)	(164,764)	(1,104,105)
Proceeds from sale of 4% convertible senior subordinated notes	37,000,000	-	-
Payment of revolving credit line, net	-	-	(577,639)
Proceeds from private placement	-	-	10,861,829
Proceeds from sale of common stock	103,132,000	-	-
Proceeds from exercise of stock options and warrants	971,607	268,060	1,086,120
Proceeds from warrant sale	-	-	150,000
Payment of deferred financing costs	(2,709,041)	(138,863)	-
Payment of offering and registration costs	(6,926,543)	(110,057)	-
Purchase of treasury stock	(545,055)	(517,013)	(244,999)
Distibution of treasury stock	107,378	83,933	62,109

Net cash provided by (used in) financing activities	130,791,982	(578,704)	10,233,315

NET INCREASE IN CASH AND CASH
EQUIVALENTS	123,667,483	10,483,511	9,884,014

Cash and cash equivalents at beginning of year	20,820,725	10,337,214	453,200

Cash and cash equivalents at end of year	$144,488,208	$20,820,725	$10,337,214

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 786,000	$ 78,000	$ 111,000
Income taxes	$ 9,510,000	$ 4,758,000	$ 1,604,000

The Company entered into capital leases of $19,353 in 2002 and $503,176 in 2001 (See Note G)

Deferred tax assets and additional paid-in capital have been increased by $2,042,045 for the tax benefit relating to the exercise of warrants in 2001 (See Note F)

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE A – ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Bradley Pharmaceuticals, Inc. (the “Company”) is a Delaware corporation originally founded in 1985. The Company’s primary business activity is the marketing of various pharmaceutical products (primarily dermatology, podiatry and gastrointestinal), which primarily have been acquired through the purchase of trademark rights and patents. The products are sold either over-the-counter or by prescription only throughout the United States and to distributors in selected international markets.

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

3. Short-term Investments

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s debt and equity securities are classified as available-for-sale and held to maturity. Available-for-sale securities are carried at fair value as determined through quoted market prices with the unrealized gains and losses reported in stockholders’ equity. The cost of securities sold is based upon the specific identification method. Held-to-maturity investments in the accompanying balance sheet represents investments in AAA rated commercial paper and other debt securities with maturities of greater than 3 months and less than one year when purchased. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. It is the Company’s intention to hold these securities to maturity.

4. Accounts Receivable and Material Customers

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s four largest customers accounted for an aggregate of approximately 81% and 86% of accounts receivable at December 31, 2003, and 2002, respectively. On December 31, 2003, Cardinal Health, Inc. owed approximately $1,808,000 to the Company or 35% of accounts receivable and McKesson Corporation owed approximately $1,548,000 to the Company or 30% of accounts receivable. On December 31, 2002, McKesson Corporation owed approximately $2,653,000 to the Company or 45% of accounts receivable. The following table presents a summary of sales to significant customers as a percentage of the Company’s gross revenues:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Customer	2003	2002	2001
AmerisourceBergen Corporation	17%	17%	12%
Cardinal Health, Inc.	27%	24%	20%
McKesson Corporation	24%	26%	11%
Quality King Distributors	14%	23%	40%

Supplemental information on the accounts receivable balances at December 31, 2003 and 2002 are as follows:

	2003	2002
Accounts receivable
Trade	$ 5,147,220	$ 5,851,759
Other	20,933	89,029

	5,168,153	5,940,788
Less allowances:
Chargebacks	1,219,622	1,350,698
Returns	925,685	364,236
Discounts	121,910	137,001
Doubtful accounts	290,221	195,990

	2,557,438	2,047,925

Accounts receivable, net of allowances	$2,610,715	$ 3,892,863

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

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The Company records an estimate for returns at the time of sale. The Company’s return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns over the revised time period at the time of sale. The Company is required to estimate the level of sales, which will ultimately be returned pursuant to the Company’s return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company’s gross revenue to determine our net revenues. The Company’s estimates take into consideration historical returns of a given product, product specific information provided by the Company’s customers and information obtained regarding the levels of inventory being held by the Company’s customers, as well as overall purchasing patterns by its customers. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience. If the Company over or under estimates the level of sales, which will ultimately be returned, there may be a material impact to the Company’s financial statements.

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

Supplemental information on inventory balances at December 31, 2003 and 2002 are as follows:

	2003	2002
Finished goods	$ 2,225,719	$ 1,820,609
Raw materials	308,494	622,945
Valuation reserve	(140,523)	(277,827)

Inventories, net	$ 2,393,690	$ 2,165,727

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

8. Intangible Assets and Goodwill

The Company has in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. The Company assesses the impairment of identifiable intangibles (including goodwill prior to January 1, 2002) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on the Company’s financial statements. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill (amounting to $289,328 at January 1, 2002) and determined that no impairment of the recorded goodwill existed. The fair value of the reporting unit was calculated on the basis of discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, goodwill has been tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed the test at December 31, 2003 and December 31, 2002 and noted that no impairment existed.

As of January 1, 2002 the Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which superseded SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no effect on the Company’s financial statements.

9. Accrued Expenses

Supplemental information on the accrued expenses at December 31, 2003 and 2002 are as follows:

	2003	2002
Employee compensation	$ 3,566,683	$ 1,559,583
Rebate payable	184,294	370,599
Rebate liability	3,904,752	1,999,630
Other	674,469	459,229

Accrued expenses	$ 8,330,198	$ 4,389,041

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

10. Revenue Recognition

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Revenue from product sales is recognized, net of estimated provisions, when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably probable. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company as its best estimate at the time of sale based on his historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

The Company does not provide any forms of price protection to wholesale customers and the Company typically permits product returns only if the product is damaged or if it is returned within 6 months of expiration and 12 months after expiration.

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

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. The cash and cash equivalent balances at December 31, 2003 and 2002 were principally held by three institutions, and are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2003 and 2002, four wholesale customers accounted for $4,230,982 and $5,008,881 or 81% and 86%, respectively, of the gross accounts receivable balance.

The Company maintains $10,000,000 of product liability insurance on its products. This insurance is in addition to required product liability insurance maintained by the manufacturers of the Company’s products. The Company believes that this amount of insurance coverage is adequate and reasonable, although the Company cannot assure that product liability claims will not exceed that coverage. In addition, the Company may not be able to maintain its liability insurance at reasonable premium rates, if at all. To date no product liability claim has been made against the Company and the Company is not aware of any pending or threatened claim. To date no product liability claim has been made against the Company and the Company is not aware of any pending or threatened claim.

All manufacturers, marketers, and distributors of human pharmaceutical products are subject to regulation by the Federal Drug Administration (“FDA”). New drugs are typically subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

policies could alter the way the Company conducts business and any such change could severely impact the Company’s future profitability.

The Company’s DECONAMINE® and BRONTEX® immediate release products, which currently have prescription status, fall under a recently issued final monograph. Once the FDA issues a final monograph, a product is required to convert from prescription status to over-the-counter status. This final monograph for DECONAMINE® and BRONTEX® immediate release products has been issued, thereby requiring DECONAMINE® and BRONTEX® immediate release products to convert from prescription status to over-the-counter status by December 31, 2004. The Company currently intends to continue to market and distribute the DECONAMINE® and BRONTEX® immediate release products line of products as prescription only as long as the Company may lawfully continue to do so. The Company is presently exploring its marketing and distribution strategy relating to the DECONAMINE® and BRONTE® products for after these products are converted from prescription status to over-the-counter status, and, as such, it is not currently possible to predict how the Company’s operations and financial condition will be affected. The DECONAMINE® product line, including immediate release and extended release products, accounted for approximately 6%, 7%, and 7% of 2003, 2002 and 2001 net sales. The BRONTEX® product line accounted for less than 1%, 1%, and 2% of 2003, 2002 and 2001 net sales.

Further, the Company may be required to file an Abbreviated New Drug Application, an ANDA, with the FDA for our DECONAMINE® SR, extended release product. The project is being deferred until regulatory and competitive circumstances warrant completion and submission to the FDA.

The CARMOL® product line accounted for approximately 55%, 61% and 45% of the 2003, 2002 and 2001 net sales, respectively. Changes in the performance of the Company’s CARMOL® product line, in particular CARMOL®40, will have a material effect on future operations.

During the second quarter of 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40. During the fourth quarter 2003, several generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, CARMOL® 40 LOTION and CARMOL® 40 GEL with also the same active ingredient. These introductions of competing products may result in reduced demand for our CARMOL® 40 products. If sales of the CARMOL®40 product line or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease.

For the year ended December 31, 2003, five vendors that manufacture and package products for the Company accounted for approximately 33%, 16%, 8%, 7% and 4% each of the Company’s cost of goods sold. For the year ended December 31, 2002, five vendors that manufacture and package products for the Company accounted for approximately 41%, 12%, 8%, 6% and 5% each of the Company’s cost of goods sold. For the year ended December 31, 2001, five vendors that manufacture and package products for the Company accounted for approximately 34%, 13%, 10%, 10% and 8% each of the Company’s cost of goods sold. No other vendor, packager or manufacturer accounted for more than 4%, 5% and 8% of the Company’s cost of goods sold for 2003, 2002 or 2001, respectively. The Company currently has no manufacturing facilities of its own and, accordingly, is dependent upon maintaining its existing relationship with its vendors vendor relationships to avoid a disruption in the supply of products to supply inventory. There can be no assurance that the Company would be able to replace its current vendors without any disruption to operations.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The Company had export sales of approximately 2%, 4% and 7% of its net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

12. Net Income Per Common Share

The Company computes income per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (“SFAS 128”) which specifies the compilation, presentation and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock.

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

14. Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements in order to conform to the current presentation.

15. Using Estimates in Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimate for chargebacks, rebates, discounts and returns, the determination of useful lives of intangible assets and the realization of deferred tax assets represent particularly sensitive estimates.

16. Advertising

The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $9,338,849, $4,525,000 and $3,246,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

17. Shipping and Handling Costs

The Company expenses shipping and handling costs as incurred. Shipping and handling costs charged to selling, general, and administration expense amounted to $787,763, $395,618 and $273,394 for the years ended December 31, 2003, 2002 and 2001, respectively.

18. Research and Development

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Research and development costs related to both present and future products are expensed currently. Total expenditures on research development charged to selling, general, and administration expense for fiscal 2003, 2002 and 2001 were $612,162, $532,035 and $278,841, respectively.

19. Stock Based Compensation

The Company has the1990 Stock Option Plan and the 1999 Incentive and Non-Qualified Stock Option Plan, which are described more fully in Note I.2. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note I.2, to stock-based employee compensation.

	Year ended December 31,
	2003	2002	2001
Net income, as reported	$16,824,716	$ 7,634,475	$ 3,611,966
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,452,989)	(740,016)	(249,961)

Pro forma net income for basic Computation	$15,371,727	$ 6,894,459	$ 3,362,005

Net income, as reported	$16,824,716	$ 7,634,475	$ 3,611,966
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,452,989)	(740,016)	(249,961)
Add: After-tax interest expense and other from convertible notes	447,160	-0-	-0-

Pro forma net income for diluted Computation	$15,818,887	$ 6,894,459	$ 3,362,005

Earnings per share:
Basic—as reported	$1.55	$0.73	$0.42

Basic—pro forma	$1.42	$0.66	$0.39

Diluted—as reported	$1.35	$0.67	$0.37

Diluted—pro forma	$1.23	$0.60	$0.35

20. New Accounting Standards

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

In November 2002, the EITF reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Adoption of EITF 00-21 did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the Company in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46(R) in December 2003. Adoption of FIN 46(R) did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

period beginning after June 15, 2003. The Company does not have any financial instruments within the scope of the SFAS 150 as of December 31, 2003, and, therefore, SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

NOTE B – SHORT-TERM INVESTMENTS

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

The following is a summary of available-for-sale securities for December 31, 2003:

	Cost	Gross Unrealized Gain/ (Loss)	Gross Fair Value
Treasury notes	$ 1,479,746	$ 32,392	$ 1,512,138
Municipal bonds	30,011,093	(49,437)	29,961,656

Total available-for-sale securities	$31,490,839	$ (17,045)	$31,473,794

The following is a summary of available-for-sale securities for December 31, 2002:

	Cost	Gross Unrealized Gain/ (Loss)	Gross Fair Value
Treasury notes	$ 2,993,698	$ 98,323	$ 3,092,021

During the year ended December 31, 2003, 2002 and 2001, the Company had gross realized losses on sales of available-for-sale securities of zero, $129,834 and zero, respectively. During the year ended December 31, 2003, 2002 and 2001, the Company had gross realized gains on sales of available-for-sale securities of $218,994, $80,299 and zero, respectively. The net adjustment to unrealized losses during fiscal 2003 on available-for-sale securities included in stockholders’ equity totaled $115,368 and the net adjustment to unrealized gains during fiscal 2002 on available-for-sale securities included in stockholders’ equity totaled $137,616. The Company views its available-for-sale securities as available for current operations.

The Company’s held-to-maturity investments represent deposits with financial institutions that have a remaining maturity of more than three months and less than 1 year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost.

The composition of the Company’s held-to-maturity investments at December 31, 2003 is as follows:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Municipal bonds, 5% maturity date January 1, 2004	$ 1,000,111
Municipal bonds, 2% maturity date January 15, 2004	1,350,449
Municipal bonds, 6% maturity date June 1, 2004	958,122
Municipal bonds, 2% maturity date June 25, 2004	1,084,884
Municipal bonds, 4% maturity date July 1, 2004	589,771
Municipal bonds, 3% maturity date August 1, 2004	753,113
Municipal bonds, 2% maturity date August 31, 2004	804,428

Total held-to-maturity investments	$6,540,878

The composition of the Company’s held-to-maturity investments at December 31, 2002 is as follows:

Certificate of deposit estimated amount collectable from FDIC	$ 200,000
Commercial paper, 1.55% maturity date January 2, 2003	1,400,000
Treasury notes, 1.59% maturity date February 6, 2003	496,070

Total held-to-maturity investments	$ 2,096,070

Due to the short maturity dates of the held-to-maturity investments, the carrying value approximates the fair market value at December 31, 2003 and December 31, 2002.

Held to maturity investments at December 31, 2002 that matured during 2003 generated realized gains of zero in 2002.

In the fourth quarter of 2001, the Company recorded a $700,000 pre-tax charge related to an impairment of an investment in a $1 million certificate of deposit. A portion of that $1 million certificate of deposit was determined to be unlikely to be collected due to the bank failure. The Company collected $100,000 in 2002 from this certificate of deposit. During the third quarter of 2003, the Company collected $293,291 from the Federal Deposit Insurance Corporation, which resulted in a gain on investment of $93,291 from the previously recorded carrying amount of $200,000.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2003, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$ 3,030,081	$ 3,048,824
Due after one year through two years	11,277,172	11,243,097
Due after two years	17,183,586	17,181,873

Total	$ 31,490,839	$ 31,473,794

NOTE C - INTANGIBLE ASSETS

Details of intangible assets are summarized as follows:

		December 31, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$ 18,262,486	$ 13,059,682	$5,202,804	$18,262,486	$ 12,262,269	$6,000,217
Patents	1,327,454	1,291,726	35,728	1,327,454	1,271,734	55,720
Licenses	124,886	124,886	-0-	124,886	121,680	3,206
Covenants not to compete	162,140	162,140	-0-	162,140	162,140	-0-

	$ 19,876,966	$ 14,638,434	$5,238,532	$19,876,966	$ 13,817,823	$6,059,143

Trademarks, patents and licenses are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142. Amortization periods for intangible assets as of December 31, 2003 are summarized as follows:

Weighted Average Amortization Period
Trademarks	13
Patents	7
Licenses	10

The following relates to the Company’s intangible assets with definitive useful lives:

Aggregate Amortization Expense
For the fiscal year ended 2001	$933,388
For the fiscal year ended 2002	833,269
For the fiscal year ended 2003	821,480

Estimated Amortization Expense
Year ended December 31, 2004	$748,460
Year ended December 31, 2005	732,083
Year ended December 31, 2006	671,038
Year ended December 31, 2007	638,263
Year ended December 31, 2008	636,613

Intangible assets arose principally from the following significant transactions:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. TRANS• VER• SAL® Acquisition

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
December 31, 2003

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

During April 2001, the Company revised its estimate of the useful life of BRONTEX®. The Company believes that a remaining useful life of 8 years is appropriate. Due to this change in estimate, the Company amortized approximately an additional $75,000 during 2003, $75,000 during 2002 and $57,000 during 2001.

7. Doak Pharmacal Co., Inc. Acquisition

In 1994 and 1995, the Company acquired the shares of Doak Pharmacal Co., Inc., for approximately $1,349,000. Doak was a publicly traded company engaged in the manufacture and sale of over-the-counter cosmetic dermatologic products and ethical dermatologic products.

NOTE D- GOODWILL

The following pro forma table presents a reconciliation of net income and net income per share amounts for the years ended December 31, 2003, 2002 and 2001, as reported in the financial statements, to those amounts adjusted for goodwill amortization determined in accordance with SFAS No. 142.

	2003	2002	2001
Reported net income	$ 16,824,716	$ 7,634,475	$ 3,611,966
Addback: goodwill amortization	-0-	-0-	118,933

Adjusted net income	$ 16,824,716	$ 7,634,475	$ 3,730,899

Basic earnings per common share:
Reported net income	$ 1.55	$ 0.73	$ 0.42
Goodwill amortization	0.00	0.00	0.02

Adjusted net income	$ 1.55	$ 0.73	$ 0.44

Diluted earnings per common share:
Reported net income	$ 1.35	$ 0.67	$ 0.37
Goodwill amortization	0.00	0.00	0.02

Adjusted net income	$ 1.35	$ 0.67	$ 0.39

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2003	December 31, 2002

Furniture and Fixtures	$ 1,064,760	$ 859,573
Equipment	1,422,382	1,334,412
Leasehold Improvements	267,550	201,668

	2,754,692	2,395,653
Accumulated Depreciation	(1,802,256)	(1,479,972)

	$ 952,436	$ 915,681

Assets under capital lease were $142,304 and $603,969 as of December 31, 2003 and December 31, 2002. Related accumulated depreciation was $106,073 and $293,573 as of December 31, 2003 and 2002.

NOTE F – INCOME TAXES

The provision for income tax expense is as follows:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Current
Federal	$ 10,130,000	$ 3,846,000	$ 1,810,000
State	1,947,000	897,000	287,000

	12,077,000	4,743,000	2,097,000
Deferred
Federal	(1,097,000)	2,000	(1,260,000)
State	(224,000)	1,000	(183,000)

	(1,321,000)	3,000	(1,443,000)

	$ 10,756,000	$ 4,746,000	$ 654,000

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The following is a summary of the items giving rise to deferred tax assets at December 31, 2003 and 2002.

	2003	2002
Current
Allowance for doubtful accounts	$ 113,186	$ 72,516
Allowance on sales	1,934,925	633,971
Investment loss accrual	-0-	259,000
Inventory reserves and capitalization	194,171	229,198
Other accrued expenses	433,926	145,070

	$ 2,676,208	$ 1,339,755

Long-term
Intangibles and fixed assets	$ 2,474,990	$ 2,787,479

As of December 31, 2003 and 2002, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income make it more likely than not that such deferred assets will be realized.

Deferred income tax assets were increased in 2003, in part, to reflect the increase in the applicable federal statutory rate.

The deferred tax asset valuation allowance was reduced by approximately $1,043,000 in 2001.

During 2001, deferred tax assets and additional paid-in capital have been increased by $2,042,045 for the tax benefit relating to the exercise of warrants. During 2002 and 2003, deferred tax assets and current taxes payable were reduced by $281,661 and $296,886, respectively, relating to these warrants. Additionally during the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $1,242,000, $413,000 and $404,000 of tax benefits directly to paid in capital resulting from the exercise of stock options.

The difference between the actual Federal income tax expense and the amount computed by applying the prevailing statutory rate to income before income taxes is reconciled as follows:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001

Tax at statutory rate	35.0%	34.0%	34.0%
State income tax expense, net of
Federal tax effect	4.5	4.8	2.8
Change in valuation allowance	-0-	-0-	(24.5)
Other	(0.5)	(0.5)	3.0

Effective tax rate	39.0%	38.3%	15.3%

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE G – REVOLVING CREDIT FACILITY, CONVERTIBLE SENIOR SUBORDINATED NOTES AND LONG-TERM DEBT

1. Convertible Senior Subordinated Notes

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

On July 24, 2003, the Company issued an additional $12 million in aggregate principal amount of Notes. $8 million of the additional Notes related to the exercise in full of the potential allotment to acquire additional Notes granted to the initial purchasers of the Notes, and the remaining additional Notes related to a new agreement entered into by the Company to issue $4 million of Notes to the initial purchasers. The additional $12 million of convertible notes have the same terms as the initial $25 million of notes.

During 2003, the Company expensed $821,321 of interest relating to the Notes. As of December 31, 2003, the Company has accrued $64,877 of interest relating to the Notes, which is included in accrued expenses.

Additionally, the Company paid $2,709,041 of financing fees relating to these Notes, which are included as deferred financing fees on the balance sheet and are being amortized over a ten year period, which is the life of the Notes.

2. Revolving Credit Facility

On November 20, 2002, the Company entered into a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. This loan agreement with Wachovia Bank replaces the previous loan agreement with LaSalle Business Credit, Inc., which expired on November 6, 2002. Advances under the revolving asset-based credit facility are calculated pursuant to a formula, which is based upon the Company’s eligible accounts receivable and inventory levels. Advances under the $10 million acquisition facility are pursuant to the Company finding a potential acquisition, satisfying financial covenants and depending upon the potential size of an acquisition Wachovia’s final approval. This loan agreement has an initial term of two years. Interest accrues on amounts outstanding under this new loan agreement at a

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

rate equal to LIBOR plus 1.85% (2.97% at December 31, 2003) and the commitment fee a the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. The Company’s obligations under this loan agreement have been collateralized by the Company’s grant to Wachovia of a lien upon substantially all the Company’s assets.

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

As of December 31, 2003, the Company had no borrowings issued under the revolving asset-based line of credit and the acquisition note with a remaining availability pursuant to a borrowing base of approximately $3,957,000 from the $5,000,000 revolving line of credit and $10,000,000 from the acquisition note.

The Company had no borrowings issued under the revolving asset-based line of credit and the acquisition note at December 31, 2002.

3. Long-term Debt (Excluding the Notes)

Long-term debt (excluding the Notes) consists of the following:

	December 31, 2003	December 31, 2002
Installment note due 2001 (a)	$ 60,084	$ 60,084
Capital lease obligation (b)	-0-	191,138
Other capital lease obligations (c)	81,424	128,650

	141,508	379,872

Less: current maturities	(91,677)	(224,510)

	$ 49,831	$ 155,362

(a)	The note payable, which originated in August 1991 in connection with the acquisition of a trademark (DUADACIN®), calls for interest only, at the rate of 10% commencing August 1992, and quarterly installments consisting of principal and interest in the amount of $6,865 for the eight-year period commencing November 1993. This note is collateralized by the trademark assigned to the Company.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(b)	On March 8, 2001, the Company entered into a lease purchase agreement with General Electric Capital Business Asset Funding Corporation that is comprised of a $300,000 credit facility for equipment purchases, specifically to upgrade and install a computer network. At the conclusion of the interim period (the period the Company purchases the equipment), this lease purchase agreement has a term of 3 years. During the interim period, the Company is subject to interest in an amount determined by applying the interim rate, which is the prime rate of interest announced from time to time by Chase Manhattan Bank plus one percent, to the total then outstanding balance. During the basic term (the period subsequent to the interim period), beginning on July 1, 2001, the Company is subject to interest in an amount determined by applying the periodic rate of 10% to the total cost.

On June 28, 2001, the credit facility was amended by increasing the funding commitment to $380,225. On July 14, 2003, the Company paid the outstanding balance of $128,693.

(c)	The other capital lease obligations consist of: (1) during September 2001, the Company entered into financing agreements for $73,000 for the purchase of automobiles, with a term of 5 years and an interest rate of 6.9%; (2) during October 2001, the Company entered into a financing agreement for $50,000 for the purchase of an automobile, with a term of 5 years and an interest rate of 6.5%; and (3) during February 2002, the Company entered into a financing agreement for $19,000 for the purchase of an automobile, with a term of 3 years and an interest rate of 5.9%.

The annual maturities of long-term debt (including the Notes) are as follows:

Year 2004	$ 91,677
Year 2005	27,733
Year 2006	22,098
Year 2007	-0-
Year 2008	-0-
Thereafter	37,000,000

Total	$ 37,141,508

Because of the nature of the Company’s debt, its maturities, and prevailing interest rates, the Company believes that the carrying values of the long-term debt, excluding its 4% convertible senior subordinated notes due June 15, 2013, approximates their fair values at December 31, 2003 and 2002. The fair value of the Company’s 4% convertible notes as of December 31, 2003 was approximately $56,000,000.

NOTE H – RELATED PARTY TRANSACTIONS

1. Transactions With an Affiliated Company

During the years ended December 31, 2003, 2002 and 2001, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (formerly Banyan Communications Group, Inc.), an affiliate, in the amount of $55,532, $109,329 and $167,377, respectively. Daniel Glassman, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an executive officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman, are majority owners of Medimetrik, Inc. Medimetrik, Inc. is a privately held entity that is principally engaged in the business of market research services.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

2. Transactions With Shareholders and Officers

During 2003 and 2002, the Company leased 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel and Iris Glassman whose purpose is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay 3% increase in annual lease payments per year. During 2001, the Company leased 14,100 square feet of office and warehouse space in the same building from that same LLC. The previous lease began in February 1998. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $496,000, $349,000 and $223,000 in 2003, 2002 and 2001, respectively.

As of December 31, 2003, the date of the last available information, the assets of the LLC were approximately $1,911,000 and the liabilities were $1,557,000. Daniel and Iris Glassman own 10% and their children own 90% of this LLC.

The Company has applied the provisions of FIN46(R) to the above lease and determined that although the LLC is a variable interest entity, it is not required to be consolidated as the Company does not have a variable interest in such entity. The Company does not believe it will experience any losses from this variable interest entity.

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

The Company consulted with Bruce Simpson, a former member of the Board of Directors. Mr. Simpson provided services in marketing, sales, and corporate development. His related consultant expense was approximately $25,000, $24,000, and $34,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

During January 2004, the Company issued 5,236 restricted, fully vested and nonforfeitable common stock to certain officers of the Company for being a member of a new officer committee, which is responsible for identifying and implementing the Company’s strategic plans. The committee was formed in the First Quarter 2004 and as result of the issuance of the restricted stock, the Company will expense $125,036 during the First Quarter 2004.

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

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

1.Stock Repurchase Plan

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

During September 2002, the Company announced a program to repurchase up to $4 million of outstanding common stock in open market transactions over the next 24 months. These repurchased shares will be held in Treasury by the Company to be used for purposes deemed necessary by the Board of Directors, including funding the Company’s 401(k) Plan. During 2002, the Company acquired 52,566 shares at a cost of $517,013. During 2003, the Company acquired 45,713 shares at a cost of $545,055. As of October 1, 2003, the Company ceased using treasury shares to fund the Company’s 401(k) Plan until future treasury shares used to fund the 401(k) Plan have been properly registered. See Note J.7

2.Incentive and Non-Qualified Stock Option Plan

Under the 1990 Stock Option Plan, 2,600,000 shares of common stock are reserved for issuance. This plan expired upon the adoption of the 1999 Incentive and Non-Qualified Stock Option Plan; however, as of December 31, 2003 some options under this Plan remain outstanding.

Under the 1999 Incentive and Non-Qualified Stock Option Plan, 3,250,000 shares of common stock are reserved for issuance. The plan will expire on January 31, 2010, but options may remain outstanding past this date. As of December 31, 2003 and 2002, there were 1,734,372 and 2,487,000 shares available for grant, respectively.

The number of shares covered by each outstanding option, and the exercise price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend. The following table summarizes the option activity from January 1, 2001 to December 31, 2003:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2001	1,336,986	$ 1.50

Granted	385,892	$ 6.86
Exercised	(171,770)	1.53
Canceled or forfeited	(117,337)	3.03

Balance, December 31, 2001	1,433,771	$ 2.82

Granted	490,500	$ 12.55
Exercised	(111,370)	2.07
Canceled or forfeited	(26,778)	8.89

Balance, December 31, 2002	1,786,123	$ 5.44

Granted	214,300	$ 20.86
Exercised	(135,136)	4.23
Canceled or forfeited	(69,634)	13.58

Balance, December 31, 2003	1,795,653	$ 7.04

As of December 31, 2003, options outstanding for 1,289,213 shares were exercisable at a weighted average price of $3.83, and the weighted remaining contractual life was 2.6 years. As of December 31, 2002, options outstanding for 1,101,616 shares were exercisable at a weighted average price of $2.05, and the weighted remaining contractual life was 2.8 years.

During 2001, the Company granted various consultants options and warrants to purchase 150,500 shares of common stock, which are exercisable immediately, and nonforfeitable. During 2001, the Company expensed $332,185 for these services using a Black-Scholes method to value such options.

During 2002, the Company granted various consultants options and warrants to purchase 19,100 shares of common stock, which are exercisable immediately, and nonforfeitable. During 2002, the Company expensed $104,649 for these services using a Black-Scholes method to value such options.

During 2003, the Company granted a consultant an option to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, nonforfeitable, and will expire three years from the date of grant. During 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options.

During 2003, 2002 and 2001, compensation cost for options and warrants issued to non-employees were $11,041, $104,649 and $332,185, respectively. On December 31, 2003 and 2002, there were 49,027 and

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

67,467 options outstanding and exercisable to non-employees, respectively. Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership.

The following table summarizes option data as of December 31, 2003:

Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price

$1.06 - $ 1.19	201,474	2.9	$1.15	201,474	$1.15
1.31 - 1.98	683,486	1.4	1.43	683,486	1.43
2.00 - 4.03	52,800	1.7	2.23	47,800	2.25
7.05 - 9.97	266,923	2.3	7.86	193,523	7.97
10.53 - 11.76	41,219	3.3	10.78	31,351	10.75
12.40 - 14.39	380,084	7.0	13.19	128,746	13.16
14.93 - 20.18	65,167	8.8	17.63	2,833	17.71
22.85 - 26.68	104,500	9.8	25.07	-0-	N/A

	1,795,653			1,289,213

The fair value of each option granted for purposes of the pro forma disclosures included in Note A.19 has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimated fair value:

	2003	2002	2001
Dividend yield	0%	0%	0%
Risk-free interest rate	5.0%	5.0%	6.0%
Expected life after vesting period
Directors and officers	4 years	4 years	4 years
Others	2 years	2 years	2 years
Expected volatility	60%	60%	60%

The exercise price of all options granted during the years ended December 31, 2003, 2002 and 2001 equaled or was greater than the market price on the grant date.

3. Reserved Shares

The following table summarizes shares of common stock reserved for issuance at December 31, 2003:

Reserved for	Exercise Price	Number of shares Issuable

Warrants for consulting services (expiring July 9, 2008)	$2.34	7,000
Warrants for consulting services (expiring May 24, 2004)	3.20	8,500
Warrants issued for proceeds (expiring November 5, 2004)	14.11	95,000
Warrants issued to private placement advisor (expiring October 29, 2005)	8.50	15,558
4% convertible senior subordinated notes due June 15, 2013	20.00	1,850,000
1990 and 1999 Stock Option Plans	7.04	1,795,653

		3,771,711

All warrants and convertible notes listed above are exercisable.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The number of shares covered by each outstanding warrant and convertible note, and the exercise price or conversion price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend. The following table summarizes the warrant activity from January 1, 2001 to December 31, 2003:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2001	864,266	$1.45

Granted	318,300	$7.96
Exercised	(823,000)	1.41
Canceled or forfeited	-0-	-0-

Balance, December 31, 2001	359,566	$7.26

Granted	-0-	$ -0-
Exercised	(24,300)	2.73
Canceled or forfeited	-0-	-0-

Balance, December 31, 2002	335,266	$7.65

Granted	-0-	$ -0-
Exercised	(209,208)	5.01
Canceled or forfeited	-0-	-0-

Balance, December 31, 2003	126,058	$12.03

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

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

approximately $10.9 million after deducting estimated offering expenses. Proceeds from the offering, will be used for general corporate purposes.

Common Stock Offering

During December 2003, the Company completed an offering of 4,600,000 shares of common stock at a price of $22.42 per share. The Company received net proceeds of $96.2 million from the offering after deducting offering expenses.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Leases

As of December 31, 2003, the Company had the following lease commitments:

Year ending December 31,	Operating Leases	Capital Leases
2004	$ 575,680	$ 36,073
2005	574,424	30,209
2006	585,924	22,748
2007	462,874	-0-
2008	40,979	-0-
Thereafter	-0-	-0-

	$ 2,239,881	$ 89,030

Amounts representing interest		(7,607)

Total principal payments		$ 81,423

See Note H.2 for discussion of the lease on the 383 Route 46 West premises.

See Note G. for discussion of capital leases.

During 2002 and 2001, the Company rented 760 square feet of office space in Chicago, Illinois at cost of $15,000 and $18,000, respectively. During February 2002, this facility was not renewed.

During December 2002, the Company leased approximately 100 square feet of office space in Boca Raton, Florida, expiring on January 31, 2004. During 2003 and 2002, the Company expensed approximately $11,000 and $1,000, respectively, for this location.

The Company leased a 6,000 square foot warehouse in Fairfield, New Jersey for a period from March 1, 2002 to February 28, 2004, with an option to renew, which also includes payments for utilities and common area maintenance. Rent expense was approximately $61,000, $50,000 and $52,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During February 2004, this lease was not renewed.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

On August 12, 2003, the Company entered into a lease for 11,500 square feet of warehouse space, which will begin upon occupation of the space. This space will be used primarily to store product samples, product literature and other promotional items. The Company occupied this facility in January 2004. The Company is responsible to pay the annual base rent of $63,250 for first year, $74,750 for second year, $86,250 for third year; and an additional rent expense of $36,800 per year for real estate tax and common area payments.

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

On April 24, 2003, the U.S. District Court for the District of New Jersey issued an order denying the Company’s request for a preliminary injunction to prevent Dermik and Aventis from allegedly infringing aspects of the Company’s patent concerning the composition and use of the Company’s CARMOL®40 product line. In issuing its ruling, the court concluded that the Company had failed to establish a likelihood of success on the merits that would warrant the issuance of preliminary injunction in the Company’s favor. The court further stated its view that, based on the court’s preliminary interpretation of the claims, the evidence presented seemed to indicate little or no likelihood of success by the Company on the merits and, further, that the defendants had established a substantial question of invalidity concerning the one patent at issue at the preliminary injunction hearing. The Company cannot assure you that, in connection with this litigation, the court will not ultimately hold the Company’s patents relating to CARMOL®40 to be invalid, unenforceable or not infringed, or that the Company will not be subject to counterclaims, including, without limitation, money damages or other relief relating to misuse of the patents. The Company is continuing to review with its advisors the Company’s strategies and alternatives with respect to this lawsuit.

The timing and the ultimate final outcome of the Company’s lawsuit against Dermik and Aventis are uncertain. Dermik began selling Vanamide during the second quarter of 2003. Launch of Vanamide or any other competing 40% urea product could have a material adverse effect on the Company’s sales and profits attributable to CARMOL®40.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

DPT Lakewood Litigation

On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleges, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company’s trade secrets relating to CARMOL®40 CREAM. During 1999, the Company provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL®40 CREAM, substantial trade secret information to a company of which the Company believes DPT Lakewood is a successor, including processing methods and formulations essential to the manufacturer of CARMOL®40 CREAM Lakewood currently manufactures a 40% urea cream for Dermik and Aventis.

Among other things, the Company is seeking damages from DPT Lakewood for misappropriation of the Company’s trade secrets. DPT Lakewood has counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage.

On March 6, 2003, DPT Laboratories, Ltd. filed a lawsuit against the Company alleging defamation arising from the Company’s press release announcing commencement of the litigation against DPT Lakewood. On July 11, 2003, the District Court for the Western District of Texas denied the Company’s motion to dismiss. Despite this ruling, the Company continues to believe that this suit is without merit and the Company intends to vigorously defend the Company’s position.

General Litigation

The Company and its operating subsidiaries are parties to other routine actions and proceedings incidental to its business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company accounts for legal fees as their services are incurred.

4. Defined Contribution 401(k) Plan

The Company has a defined contribution 401(k) plan whereby the Company matches employee contributions up to 25% of the employee’s first 6% of contributions with shares of the Company’s common stock. The Company’s contributions for the 401(k) employee match was approximately $73,000, $49,000 and $38,000 incurred for the year ended December 31, 2003, 2002 and 2001, respectively.

5. Co-Promotion Agreement

On July 9, 2003, the Company entered into a Co-Promotion Agreement with Ventiv Health U.S. Sales LLC to co-promote ANAMANTLE® HC. Ventiv has agreed to promote ANAMANTLE® HC to the obstetricians and gynecologists. The Company has agreed to pay to Ventiv a fee for each call made by Ventiv until December 31, 2003. From January 1, 2004 until the end of the term of the Agreement, the fee per call will be decreased, but the Company will be responsible to pay Ventiv a percentage of the

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

revenue generated from sales of ANAMANTLE® HC. The Agreement has an initial term of two years and can be renewed for one year periods if mutually agreed upon. Either party may terminate this Agreement at any time for any or no reason, by giving 60 days prior written notice to the other party. During 2003, the Company expensed $259,064 for these services.

6. Contract Manufacturing Agreement

On August 20, 2003, the Company contracted with a manufacturer to produce, as a second source to the Company, CARMOL® 40 products. The initial term of the agreement is for five years and may only be terminated if the other party commits a material breach of its obligations. The Company is required to meet the contract manufacturer’s minimum payment requirements, except in the case of a “changed circumstance.” Under the terms of the Agreement, a changed circumstance is defined as an event that the market for any or all of the manufactured products materially changes, including, without limitation, the introduction of a generic substitute, or either party, in good faith, believes that a material change in such party’s circumstances has occurred which materially affects its ability to perform its obligations pursuant to this Agreement, the parties shall negotiate towards a mutually acceptable revision to the Agreement, including adding other products for the manufacturer to produce. However, in the case of a changed circumstance, the Company will remain responsible for meeting the minimum payment requirements and can only defer such payments, under most circumstances, twelve months from the date of occurrence of the changed circumstance. The minimum yearly payable to the contract manufacturer is $700,000 in the first year, $800,000 in the second year, $900,000 in the third year, $1,000,000 in the fourth year and $1,100,000 in the fifth year. The contract year is the twelve consecutive month period commencing from the date the contract manufacture satisfactorily completes its validation and testing for any Company product.

7. Securities Transferred to 401(k) Plan

From 1997 through January 2004, the Company failed to register, in compliance with applicable securities laws, shares of the Company’s common stock transferred to participants in its 401(k) plan and the interests of those participants in that plan, which may also be deemed securities requiring registration. The Company intends to offer a 30-day right of rescission to those participants who received shares of its common stock in violation of applicable securities laws during the two years preceding the date of the rescission offer, the statute of limitations period that the Company believes may apply to claims for rescission under applicable state laws, or possibly a longer or shorter period. Under the rescission offer, the participants will be entitled to require the Company to repurchase those shares at the price per share of the Company’s common stock when the shares were transferred to the participant’s account, plus interest at a rate to be determined.

Based upon the Company’s preliminary investigation, the Company currently believes that approximately 22,000 shares of its common stock were transferred to 401(k) plan participants since January 1, 2002 in violation of applicable securities laws and, if subject to its rescission offer, would have an aggregate repurchase price of approximately $301,000, plus interest. The Company may also face fines or other penalties for its violation of applicable securities laws, and may be required to offer rescission to participants who received shares of the Company’s common stock prior to the two-year period preceding our anticipated rescission offer.

In addition, applicable securities laws do not expressly provide that the Company’s planned rescission offer will terminate a participant’s right to rescind a sale of stock that was not properly registered. Accordingly, the Company may continue to have a contingent liability relating to the shares transferred

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

to participants who do not accept the rescission offer, based upon the price per share of the Company’s common stock when the shares were transferred to the participant’s account.

NOTE K – NET INCOME PER SHARE

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income plus applicable after-tax interest expense and related offsets from convertible notes by the weighted number of shares outstanding and dilutive common equivalent shares from stock options, warrants and convertible notes. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding for the year ended 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Basic Shares	10,820,000	10,470,000	8,570,000
Dilution:
Convertible notes	950,000	-0-	-0-
Stock options and warrants	1,070,000	970,000	1,090,000

Diluted shares	12,840,000	11,440,000	9,660,000

Net income as reported	$ 16,824,716	$ 7,634,475	$ 3,611,966
After-tax interest expense and other from convertible notes	447,160	-0-	-0-

Adjusted net income	$ 17,271,876	$ 7,634,475	$ 3,611,966

Net income per share Basic	$ 1.55	$ 0.73	$ 0.42
Diluted	$ 1.35	$ 0.67	$ 0.37

Options and warrants to purchase 120,000 shares of common stock at prices ranging from $20.18 to $26.90 per share were excluded from the above computation for the year ended 2003. Options and warrants to purchase 494,000 shares of common stock at prices ranging from $12.67 to $20.18 per share in 2002 and options and warrants to purchase 491,000 shares of common stock at prices ranging from $7.05 to $14.11 per share for the year ended 2001 were excluded from the above computation. These were excluded from the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE L – BUSINESS SEGMENT INFORMATION

The Company’s two reportable segments are Doak Dermatologics, Inc. (dermatology and podiatry) and Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other). Each segment has been identified by the Company to be distinct operating units marketing, promoting and distributing different pharmaceutical products to different target physician audiences. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in dermatology and podiatry, while Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing internal medicine.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the two segments are for years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net sales:
Doak Dermatologics, Inc.	$56,617,119	$ 29,680,782	$15,525,454
Kenwood Therapeutics	18,062,132	9,988,191	10,177,512

	$74,679,251	$ 39,668,973	$25,702,966

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 261,520	$ 258,286	$ 251,862
Kenwood Therapeutics	945,596	881,245	917,622

	$ 1,207,116	$ 1,139,531	$ 1,169,484

Income before income tax:
Doak Dermatologics, Inc.	$25,301,965	$ 10,449,839	$ 3,841,324
Kenwood Therapeutics	2,278,751	1,930,637	424,642

	$27,580,716	$ 12,380,475	$ 4,265,966

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ 9,867,000	$ 4,007,000	$ 1,684,000
Kenwood Therapeutics	889,000	739,000	(1,030,000)

	$10,756,000	$ 4,746,000	$654,000

Net income:
Doak Dermatologics, Inc.	$15,434,965	$ 6,442,839	$ 2,157,324
Kenwood Therapeutics	1,389,751	1,191,637	1,454,642

	$16,824,716	$ 7,634,476	$ 3,611,966

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$55,303,477	$ 28,253,878	$14,113,841
Other countries	1,313,642	1,426,904	1,411,613

	$56,617,119	$ 29,680,782	$15,525,454

Kenwood Therapeutics
United States	$17,947,063	$ 9,771,068	$ 9,796,902
Other countries	115,069	217,123	380,610

	$18,062,132	$ 9,988,191	$10,177,512

Net sales by category:
Dermatology and Podiatry	$56,617,119	$29,680,782	$15,525,454
Gastrointestinal	8,764,560	3,156,909	4,443,372
Respiratory	6,397,820	4,552,057	3,380,299
Nutritional	2,553,659	2,017,986	2,120,454
Other	346,093	261,239	233,387

	$74,679,251	$39,668,973	$25,702,966

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The basis of accounting that is used by the Company to record business segments’ sales have been recorded and allocated by each business segment’s identifiable products. The basis of accounting that is used by the Company to allocate expenses that relate to both segments is based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on each segment’s proportionate share of net sales.

NOTE M – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The table below lists the quarterly financial information for fiscal 2003 and 2002. All figures in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	Quarter Ended 2003				Quarter Ended 2002
	March	June	Sept.	Dec.	March	June	Sept.	Dec.
Net sales	$14,916	$16,350	$19,983	$23,431	$9,293	$9,356	$9,895	$11,125
Cost of sales	1,295	1,414	1,608	2,217	1,110	1,087	1,033	1,338

Gross profit	13,621	14,936	18,375	21,214	8,183	8,269	8,862	9,787

Selling, general and administrative	8,733	9,090	9,683	12,051	5,122	5,046	5,329	6,352
Depreciation and amortization	283	305	309	311	274	282	286	297
Interest expense	7	103	439	499	27	23	19	9
Interest income	(113)	(99)	(283)	(441)	(104)	(80)	(110)	(143)
Losses (gains) on short-term investments	-	-	(64)	(248)	38	60	47	(54)

	8,910	9,399	10,084	12,172	5,357	5,331	5,571	6,461

Income before income tax expense	4,711	5,537	8,291	9,042	2,826	2,938	3,291	3,326
Income tax expense	1,837	2,160	3,233	3,526	1,102	1,146	1,283	1,215

Net income	2,874	3,377	5,058	5,516	1,724	1,792	2,008	2,111

Basic net income per common share	$ 0.27	$ 0.32	$ 0.47	$ 0.48	$ 0.17	$ 0.17	$ 0.19	$ 0.20

Diluted net income per common share	$ 0.25	$ 0.29	$ 0.39	$ 0.40	$ 0.15	$ 0.16	$ 0.18	$ 0.19

Number of shares used in computing basic net income per common share	10,520	10,600	10,680	11,460	10,430	10,460	10,510	10,480

Number of shares used in computing diluted net income per common share	11,460	11,860	13,550	14,490	11,570	11,430	11,340	11,400

SCHEDULE II

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003 (IN THOUSANDS)

Classification		Balance Beginning of Year	Charged to Costs and Expenses	Additions (Deductions)	Balance End of Year
2001	Allowance for doubtful accounts(1)	246	20	(26)	240
	Allowance for chargebacks, returns, and discounts(1)	2,452	7,036	(7,534)	1,954
	Allowance for rebates(2)	372	325	273	970

2002	Allowance for doubtful accounts(1)	240	-0-	(44)	196
	Allowance for chargebacks, returns, and discounts(1)	1,954	7,731	(7,833)	1,852
	Allowance for rebates(2)	970	1,821	(421)	2,370

2003	Allowance for doubtful accounts(1)	196	24	70	290
	Allowance for chargebacks, returns, and discounts(1)	1,852	8,564	(8,149)	2,267
	Allowance for rebates(2)	2,370	3,884	(2,165)	4,089

(1)	Shown as a reduction of accounts receivable
(2)	Included in accrued expenses

Certain reclassifications have been made to the 2002 and 2001 amounts in order to conform to the current presentation.

Exhibit Index

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)

3.2	By-laws of the Company, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)

4.1	Bradley Pharmaceuticals, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on February 3, 2004)

4.2	Indenture, dated as of June 11, 2003, between the Company and American Stock Transfer and Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.3	First Supplemental Indenture, dated as of July 24, 2003, between the Company and American Stock Transfer and Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1.1 of Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.4	Form of 4% Convertible Senior Subordinated Note due 2013 (incorporated herein by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.5	Registration Rights Agreement, dated as of June 11, 2003, among the Company, UBS Securities LLC and Raymond James & Associates, Inc. (incorporated herein by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

4.6	Registration Rights Agreement dated as of July 24, 2003 among the Company, UBS Securities LLC and Raymond James & Associates, Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.1	1990 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)*

10.2	Loan and Security Agreement with Wachovia Bank dated November 20, 2002 (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 8-K filed on December 12, 2002)

10.3	1999 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)*

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton, LLP

24.1	Power of Attorney (included on the signature page to this report)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plans or arrangements.