Form 10-Q
period 2004-03-31
BRADLEY PHARMACEUTICALS INC
filed 2004-05-07
CIK 864268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2004
Common Stock, $.01 par value	15,186,698
Class B Common Stock, $.01 par value	429,752

BRADLEY PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$113,770,757	$144,488,208
Short-term investments	70,228,717	38,014,672
Accounts receivable, net	4,286,527	2,610,715
Inventories, net	2,920,497	2,393,690
Deferred tax assets	2,709,213	2,676,208
Prepaid expenses and other	3,158,191	1,640,188

Total current assets	197,073,902	191,823,681

Property and equipment, net	1,181,555	952,436
Intangible assets, net	5,034,127	5,238,532
Goodwill	289,328	289,328
Deferred tax assets	2,433,484	2,474,990
Deferred financing costs	2,535,078	2,620,161
Other assets	2,613,555	13,555

Total assets	$211,161,029	$203,412,683

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 91,610	$ 91,677
Accounts payable	3,348,545	4,340,000
Accrued expenses	6,975,603	8,330,198
Income taxes payable	3,751,054	705,308

Total current liabilities	14,166,812	13,467,183

Long-term debt, less current maturities	42,189	49,831
Convertible senior subordinated notes due 2013	37,000,000	37,000,000

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 15,960,977 and 15,752,287 at March 31, 2004 and at December 31, 2003, respectively	159,610	157,523
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at March 31, 2004 and at December 31, 2003	4,298	4,298
Additional paid-in capital	130,430,564	129,626,913
Retained earnings	31,641,660	25,393,778
Accumulated other comprehensive loss	(20,621)	(17,045)
Treasury stock, 827,925 and 831,286 shares at cost at March 31, 2004 and at December 31, 2003, respectively	(2,263,483)	(2,269,798)

Total stockholders’ equity	159,952,028	152,895,669

Total liabilities and stockholders’ equity	$211,161,029	$203,412,683

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$ 25,067,154	$14,915,685
Cost of sales	2,154,313	1,294,775

	22,912,841	13,620,910

Selling, general and administrative	12,497,073	8,733,577
Depreciation and amortization	331,601	282,725
Gain on investment	(31,376)	—
Interest expense	509,623	6,572
Interest income	(738,962)	(113,044)

	12,567,959	8,909,830

Income before income tax expense	10,344,882	4,711,080
Income tax expense	4,097,000	1,837,000

Net income	$ 6,247,882	$ 2,874,080

Basic net income per common share	$ 0.40	$ 0.27

Diluted net income per common share	$ 0.35	$ 0.25

Shares used in computing basic net income per common share	15,510,000	10,520,000

Shares used in computing diluted net income per common share	18,370,000	11,460,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$ 6,247,882	$ 2,874,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,601	282,725
Amortization of deferred financing costs	85,083	17,358
Deferred income taxes	8,501	49,468
Gains on short-term investments	(31,376)	—
Tax benefit due to exercise of non-qualified options and warrants	237,157	405,541
Noncash compensation for services	125,036	11,041
Changes in operating assets and liabilities:
Accounts receivable	(1,675,812)	2,142,693
Inventories	(526,807)	(421,500)
Prepaid expenses and other	(1,518,003)	(562,009)
Accounts payable	(991,455)	1,581,877
Accrued expenses	(1,354,595)	(360,046)
Income taxes payable	3,045,746	1,365,161

Net cash provided by operating activities	3,982,958	7,386,389
Cash flows from investing activities:
Purchases of short-term investments- net	(32,186,245)	(528,616)
Escrow payments	(2,600,000)	—
Purchases of property and equipment	(356,315)	(219,279)

Net cash used in investing activities	(35,142,560)	(747,895)
Cash flows from financing activities:
Payment of notes payable	(7,709)	(54,830)
Proceeds from exercise of stock options and warrants	438,764	288,534
Payment of registration costs	(76,963)	—
Purchase of treasury shares	—	(420,555)
Distribution of treasury shares	88,059	65,934

Net cash (used in) provided by financing activities	442,151	(120,917)

Net (decrease) increase in cash and cash equivalents	(30,717,451)	6,517,577
Cash and cash equivalents at beginning of period	144,488,208	20,820,725
Cash and cash equivalents at end of period	$113,770,757	$27,338,302

(Continued)

6

BRADLEY PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended
	March 31, 2004	March 31, 2003
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 2,000	$ 7,000

Income taxes	$ 803,000	$ 17,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited interim financial statements of Bradley Pharmaceuticals, Inc. and Subsidiaries (the “Company”, “Bradley”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of March 31, 2004, and its results operations and cash flows for the three months ended March 31, 2004 and 2003.

The accounting policies followed by the Company are set forth in Note A of the Company’s consolidated financial statements as contained in the Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

The results reported for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B - Stock Based Compensation

The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note I.2 of the Company’s Form 10-K for the period ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note K.

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income, as reported	$6,247,882	$2,874,080
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(481,834)	(434,103)

Pro forma net income for basic computation	$5,766,048	$2,439,977

Net income, as reported	$6,247,882	$2,874,080
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(481,834)	(434,103)
Add: After-tax interest expense and other from 4% convertible senior subordinated notes due 2013	209,308	—

Pro forma net income for diluted computation	$5,975,356	$2,439,977

Net income per share:
Basic- as reported	$ 0.40	$ 0.27

Basic- pro forma	$ 0.37	$ 0.23

Diluted- as reported	$ 0.35	$ 0.25

Diluted- pro forma	$ 0.33	$ 0.21

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Basic shares	15,510,000	10,520,000
Dilution:
Stock options and warrants	1,010,000	940,000
Convertible notes	1,850,000	—

Diluted shares	18,370,000	11,460,000

Net income, as reported	$6,247,882	$2,874,080
After-tax interest expense and other from convertible notes	209,308	—

Adjusted net income	$6,457,190	$2,874,080

Basic income per share	$ 0.40	$ 0.27

Diluted income per share	$ 0.35	$ 0.25

In addition to the stock options and warrants included in the above computation, options and warrants to purchase 135,000 shares of commons stock at prices ranging from $24.30 to $26.68 per share were outstanding for the three months ended March 31, 2004 and 156,100 shares of common stock at prices ranging $13.57 to $20.18 per share were outstanding for the three months ended March 31, 2003. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

Note D - Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three months ended March 31, 2004 and 2003 are as follows:

Three Months Ended
	March 31, 2004	March 31, 2003
Comprehensive income:
Net income	$ 6,247,882	$ 2,874,080
Other comprehensive income (loss):
Net unrealized income (loss) on available for sale securities	(3,576)	51,493

Comprehensive income	$ 6,244,306	$ 2,925,573

Note E - Business Segment Information

The Company’s two reportable segments are Doak Dermatologics, Inc. (dermatology and podiatry) and Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other). Each segment has been identified by the Company to be a distinct operating unit marketing, promoting and distributing different pharmaceutical products to different target physician audiences. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry, while Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Form 10-K for the year ended December 31, 2003. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the two segments is for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales:
Doak Dermatologics, Inc.	$17,501,403	$10,875,670
Kenwood Therapeutics	7,565,751	4,040,015

	$25,067,154	$14,915,685

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 66,535	$ 67,534
Kenwood Therapeutics	265,066	215,191

	$ 331,601	$ 282,725

Income before income tax:
Doak Dermatologics, Inc.	$ 7,866,657	$ 4,279,584
Kenwood Therapeutics	2,478,225	431,496

	$10,344,882	$ 4,711,080

Income tax expense:
Doak Dermatologics, Inc.	$ 3,116,000	$ 1,669,000
Kenwood Therapeutics	981,000	168,000

	$ 4,097,000	$ 1,837,000

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income:
Doak Dermatologics, Inc.	$ 4,750,657	$ 2,610,584
Kenwood Therapeutics	1,497,225	263,496

	$ 6,247,882	$ 2,874,080

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$17,222,614	$10,671,916
Other countries	278,789	203,754

	$17,501,403	$10,875,670

Kenwood Therapeutics
United States	$ 7,532,773	$ 4,032,298
Other countries	32,978	7,717

	$ 7,565,751	$ 4,040,015

Net sales by category:
Dermatology and podiatry	$17,501,403	$10,875,670
Gastrointestinal	4,898,901	1,742,681
Respiratory	2,039,869	1,705,068
Nutritional	545,895	517,152
Other	81,086	75,114

	$25,067,154	$14,915,685

The basis of accounting that is used by the Company to record business segments’ sales have been recorded and allocated by each business segment’s identifiable products. The basis of accounting that is used by the Company to allocate expenses that relate to both segments are based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on the segment’s proportionate share of net sales.

Note F - Short-term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs and delivers an appropriate yield, based upon, the Company’s investment guidelines and market conditions.

The Company invests primarily in money market funds, short-term commercial paper, short-term municipal bonds, treasury bills and treasury notes. The Company’s policy is to invest primarily in high-grade investments.

The following is a summary of available-for-sale securities for March 31, 2004:

	Cost	Gross Unrealized Gain/(Loss)	Gross Fair Value
Treasury notes	$ 3,544,275	$ 134,317	$ 3,678,592
Municipal bonds	51,915,238	(154,938)	51,760,300

Total available-for-sale securities	$55,459,513	$ (20,621)	$ 55,438,892

During the three months ended March 31, 2004, the Company had gross realized gain on investment of $31,376. During the three months ended March 31, 2003, the Company had no gross realized gain or loss on investment securities. The net adjustment to unrealized loss during the three months ended March 31, 2004 on available-for-sale securities included in stockholders’ equity totaled a loss of $3,576 and the net adjustment to unrealized income during three months ended March 31, 2003 on available-for-sale securities included in stockholders’ equity totaled a gain of $51,493. The Company views its available-for-sale securities as available for current operations.

The Company’s held-to-maturity investments represents investments with financial institutions that have an original maturity of more than three months and a remaining maturity of less than one year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at cost.

The composition of the Company’s held-to-maturity investments at March 31, 2004 is as follows:

Municipal bonds, 4.25% maturity date July 1, 2004	$ 584,859
Municipal bonds, 4.00% maturity date January 1, 2005	1,924,341
Municipal bonds, 2.00% maturity date September 30, 2004	2,261,097
Municipal bonds, 3.00% maturity date January 1, 2005	1,982,828
Municipal bonds, 5.00% maturity date January 1, 2005	2,265,818

Municipal bonds, 5.80% maturity date June 1, 2004	947,201
Municipal bonds, 2.00% maturity date June 25, 2004	1,082,345
Municipal bonds, 3.00% maturity date August 1, 2004	749,613
Municipal bonds, 2.00% maturity date February 1, 2005	1,711,967
Municipal bonds, 2.00% maturity date August 31, 2004	477,001
Municipal bonds, 2.00% maturity date August 31, 2004	802,755

Total held-to-maturity investments	$14,789,825

Note G - Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 85% of gross accounts receivable at March 31, 2004. On March 31, 2004, Cardinal Health, Inc. owed 44% of gross accounts receivable to the Company, McKesson Corporation owed 33% of gross accounts receivable to the Company and AmerisourceBergen Corporation owed 8% of gross accounts receivable to the Company.

In addition, the Company’s four largest customers accounted for 87% of the gross sales for the three months ended March 31, 2004 and 80% of gross sales for the three months ended March 31, 2003. The following table presents a summary of sales to these customers, who are wholesalers, during the three months ended March 31, 2004 and 2003 as a percentage of the Company’s total gross sales:

Customer	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
AmerisourceBergen Corporation	18%	18%
Cardinal Health, Inc.	28%	25%
McKesson Corporation	27%	14%
Quality King, Inc.	14%	23%

Total	87%	80%

Accounts receivable balances at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003

Accounts receivable:
Trade	$6,867,957	$5,147,220
Other	4,836	20,933
Less allowances:
Chargebacks	1,139,074	1,219,622
Returns	1,008,269	925,685
Discounts	128,953	121,910
Doubtful accounts	309,970	290,221

Accounts receivable, net of allowances	$4,286,527	$2,610,715

Note H - Inventories

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

Inventory balances at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003

Finished goods	$2,745,810	$2,225,719
Raw materials	301,963	308,494
Valuation reserve	(127,276)	(140,523)

Inventories, net	$2,920,497	$2,393,690

Note I - Accrued Expenses

Accrued expenses balances at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003

Employee compensation	$1,530,059	$3,566,683
Rebate payable	195,903	184,294
Rebate liability	4,436,847	3,904,752
Other	812,794	674,469

Accrued expenses	$6,975,603	$8,330,198

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

Note J - Income Taxes

The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On March 31, 2004 and December 31, 2003, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

Note K - Incentive and Non-Qualified Stock Option Plan

During the three months ended March 31, 2004, the Company granted 63,200 options at exercise prices ranging from $21.05 to $25.32 to employees and directors, canceled 4,865 options, and exercised 208,608 options and warrants, generating proceeds to the Company of $438,765 and a tax benefit of $237,157.

During the three months ended March 31, 2003, the Company granted a consultant options to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, nonforfeitable, and will expire 3 years from its initial exercise date. During the three months ended March 31, 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options.

All options issued during the three months ended March 31, 2004 were at or above the market price on the date of grant.

The Company applies the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions for grants during the periods ending March 31, 2004 and 2003: no dividend yield; expected volatility of 60%; risk-free interest rate of 5%; and expected life of four years for directors and officers and two years for others.

Note L - Related Party Transactions

Transactions With Shareholders and Officers

During January 2004, the Company issued 5,236 restricted, fully vested and nonforfeitable shares of common stock to certain officers of the Company for being a member of a new officer committee, which is responsible for identifying and implementing the Company’s strategic plans. The committee was formed in the First Quarter 2004 and as a result of the issuance of the restricted stock, the Company expensed $125,036 during the First Quarter 2004.

The Company leases 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an executive officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman, whose purpose is to own and manage the property located at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $115,054 and $115,533 for the three months ended March 31, 2004 and 2003, respectively.

Transactions With an Affiliated Company

During the three months ended March 31, 2004 and 2003, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik Inc., an affiliate, in the amount of $17,392 and $18,619, respectively. Daniel and Iris Glassman are majority owners of Medimetrik Inc. Medimetrik Inc. is a privately held entity that is principally engaged in the business of market research services.

Note M- Recent Accounting Pronouncements

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

In March 2004, the EITF reached a consensus opinion on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” The EITF reached several consensuses on the definition of a participating security and when and how to apply the two-class method when an entity has any type of participating security. EITF 03-6 is effective in periods beginning after March 31, 2004. The Company is in the process of determining what impact, if any, the adoption of the provisions of EITF 03-6 will have.

Note N- Contingencies

Dermik/Aventis Litigation

On January 29, 2003, the Company commenced legal proceedings against Dermik Laboratories and its parent, Aventis Pharmaceuticals, a wholly owned subsidiary of Aventis Pharma AG, alleging, among other things, the infringement by Dermik and Aventis of three patents owned by us relating to 40% urea dermatologic compositions and therapeutic uses.

I n the complaint, filed in the United States District Court for the District of New Jersey, the Company stated that the marketing and sale by Dermik and Aventis of the 40% urea cream, Vanamide, which would compete with our CARMOL®40 product line, infringed three of our patents, including a composition patent for dermatologic products including 40% urea and two methodology patents for the therapeutic use of urea-based products.

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

The timing and the ultimate final outcome of the Company’s lawsuit against Dermik and Aventis are uncertain. Dermik began selling Vanamide during the Second Quarter 2003. Launch of Vanamide or any other competing 40% urea product could have a material adverse effect on the Company’s sales and profits attributable to CARMOL®40.

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

Supply Agreement

On December 4, 2003, the Company contracted with a manufacturer to produce the product FLORA-Q(™), a probiotic product, for exclusive distribution within the United States, Canada and Mexico. The initial term of the agreement is for three years and may only be terminated if the other party commits a material breach of its obligations or has increased its price as described below. The Company is required to meet the contract manufacturer’s annual minimum payment requirements of $375,000. The manufacturer cannot change the price per manufactured product unless the product production cost increases greater than 10 percent during any given contract year. If the manufacturer increases the price per product, as discussed herewith, the Company can terminate the agreement without any liability to the manufacturer, within 30 days after receipt of notice of any price increase from the manufacturer. After the initial term, the supply agreement may be renewed for consecutive periods of one year, unless the Company or the manufacturer gives notice to the other not less than 180 days prior to the end of the initial term or any such renewal term. The contract year is the twelve consecutive month period commencing from December 1st through November 30th.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements and notes included in our Form 10-K for the year ended December 31, 2003. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included in our Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

Some of the statements under the captions “Risk Factors” included in our Form 10-K for the year ended December 31, 2003, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or contained or incorporated by reference in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:
•	our plans to execute our Acquire, Enhance, Grow strategy;
•	market acceptance of our products;
•	our plans to launch new and enhanced products;
•	our plans to increase our sales;
•	our ability to obtain new distributors and market approvals in new countries;
•	our plans to pursue patents;
•	our ability to successfully compete in the marketplace;
•	our plans to increase the size of our sales force;
•	our earnings estimates and future financial condition and results of operations;
•	our plans to effect a rescission offer relating to our 401(k) plan and its expected impact on our financial condition;
•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Form 10-K for the year ended December 31, 2003.

No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products within the dermatologic, podiatric and gastrointestinal markets. We have experienced substantial growth in Net Sales and net income through increased sales of existing products and new product sales, recognizing Net Sales for the three months ended March 31, 2004 of $25,067,000 representing an increase of $10,151,000, or approximately 68% from $14,916,000 for the three months ended March 31, 2003.

Our Carmol®40 product line accounted for approximately 29% of our sales for the three months ended March 31, 2004 and has faced increasing competition. To lessen our dependence on this product line, we have sought to grow our other product lines, both in terms of dollar volume and percentage of revenues.

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

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Net sales	100%	100%
Gross profit	91.4%	91.3%
Operating expenses	51.1%	60.4%
Operating income	40.3%	30.9%
Interest income	2.9%	0.7%
Interest expense	2.0%	—
Income tax expense	16.3%	12.3%
Net income	24.9%	19.3%

NET SALES for the three months ended March 31, 2004 were $25,067,000, representing an increase of $10,151,000, or approximately 68%, from $14,916,000 for the three months ended March 31, 2003.

For the three months ended March 31, 2004, Doak Dermatologics’ Net Sales were $17,501,000, representing an increase of $6,626,000, or approximately 61%, from $10,876,000 for the three months ended March 31, 2003. The increase in Net Sales was led by new product sales from ROSULA® AQUEOUS CLEANSER, launched in Third Quarter 2003, of $500,000; LIDAMANTLE® LOTION, launched in the Fourth Quarter 2003, of $574,000; LIDAMANTLE®HC LOTION, launched in the Fourth Quarter 2003, of $816,000; ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $653,000; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $999,000; ZODERM® Cream 4.5%, launched in the First Quarter 2004, of $572,000; ZODERM® Cream 8.5%, launched in the First Quarter 2004, of $878,000; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $636,000; and ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $1,003,000. In addition, Doak benefited from product sales volume growth from CARMOL®40 GEL of $1,255,000. The increases in Net Sales led by new product sales and product sales growth from CARMOL®40 GEL were partially offset by declines in CARMOL®40 CREAM of $578,000 and CARMOL®40 LOTION of $351,000. The total Net Sales for CARMOL®40 CREAM, LOTION and GEL for the three months ended March 31, 2004 were $7,366,000.

For the three months ended March 31, 2004, Kenwood Therapeutics’ Net Sales were $7,566,000, representing an increase of $3,526,000, or approximately 87%, from $4,040,000 for the three months ended March 31, 2003. The increase in Net Sales were led by new product sales of FLORA-Q(™), launched in First Quarter 2004, of $50,000 and PAMINE® FORTE, launched in Third Quarter 2003, of $150,000 and product sales growth from DECONAMINE® of $532,000, PAMINE® 2.5mg of $1,086,000 and

ANAMANTLE® HC of $1,871,000. The increases in Net Sales were partially offset by a decrease in TYZINE® of $307,000.

The overall increases in the sales of our existing products and in particular, CARMOL® 40 GEL, PAMINE® 2.5mg and ANAMANTLE® HC, were primarily due to greater promotional efforts, including an increase in number of sales representatives detailing those products to physicians and customers who we believe will generate higher sales. The overall increases in DECONAMINE® were primarily due to our negotiation of more favorable managed care contracts. In addition, initial stocking sales from ZODERM® products, launched during the First Quarter 2004, of $4,741,000, significantly contributed to the increased sales in comparison to the same period the prior year. As a result of the ZODERM® products sales being initial stocking by our customers, ZODERM® sales for the Second Quarter 2004 most likely will be lower than the initial sales recorded during the First Quarter 2004. As of March 31, 2004, we had $736,000 of orders held, which were subsequently shipped and recognized in the Second Quarter 2004.

During the Second Quarter 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the Fourth Quarter 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, CARMOL® 40 LOTION and CARMOL® 40 GEL, also with the same active ingredient. These introductions of competing products resulted in reduced demand for our CARMOL® 40 CREAM and LOTION products during the First Quarter 2004 in comparison to the same period in the prior year. If sales of the CARMOL®40 product line or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease.

COST OF SALES for the three months ended March 31, 2004 were $2,154,000, representing an increase of $859,000, or approximately 66%, from $1,295,000 for the three months ended March 31, 2003. The gross profit percentage for the three months ended March 31, 2004 and the same period the prior year was 91%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2004 were $12,497,000, representing an increase of $3,763,000, or 43%, compared to $8,734,000 for the three months ended March 31, 2003. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands.

Selling, general and administrative expenses as a percentage of Net Sales were 50% for the three months ended March 31, 2004, representing a decrease of 9% compared to 59% for the three months ended March 31, 2003. The decrease in selling, general and administrative expenses as a percentage of Net Sales for the three months ended March 31, 2004 is a result of Net Sales growing faster than selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 2004 were $332,000, representing an increase of $49,000 from $283,000 in the three months ended March 31, 2003.

GAIN ON INVESTMENT for the three months ended March 31, 2004 was $31,000, in comparison to zero in the same period of the prior year.

INTEREST INCOME for the three months ended March 31, 2004 was $739,000, representing an increase of $626,000 from the three months ended March 31, 2003. The increase was principally due to investment increases from cash generated from operations, proceeds from the issuance of $37 million of 4% senior subordinated convertible notes due 2013 in June and July 2003 and net proceeds of $96,205,000 from the issuance of 4.6 million shares of common stock in December 2003.

INTEREST EXPENSE for the three months ended March 31, 2004 was $510,000, representing an increase of $503,000 from the three months ended March 31, 2003. The increase was principally due to interest expense related to our convertible notes.

INCOME TAX EXPENSE for the three months ended March 31, 2004 was $4,097,000, representing an increase of $2,260,000 from $1,837,000 for the three months ended March 31, 2003. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2004 was approximately 40%. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2003 was approximately 39%. The increase in the effective tax rate during the First Quarter 2004 was principally due to a projected increase in the federal statutory rate, as the Company’s estimated pretax income for 2004 will result in a higher tax bracket.

NET INCOME for the three months ended March 31, 2004 was $6,248,000, representing an increase of $3,374,000, or 117%, from $2,874,000 for the three months ended March 31, 2003. Net income as a percentage of Net Sales for the three months ended March 31, 2004 was 25%, representing an increase of 6% compared to 19% for the three months ended March 31, 2003. The improvement for the three months ended March 31, 2004 was principally due to an increase in Net Sales and interest income, partially offset by an increase in selling, general and administrative expenses and interest expense.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to us in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We adopted FIN 46(R) in December 2003. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

In March 2004, the EITF reached a consensus opinion on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” The EITF reached several consensuses on the definition of a participating security and when and how to apply the two-class method when an entity has any type of participating security. EITF 03-6 is effective in periods beginning after March 31, 2004. We are in the process of determining what impact, if any, the adoption of the provisions of EITF 03-6 will have.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $183,999,000 at March 31, 2004 and $182,503,000 at December 31, 2003. Cash provided by operating activities for the three months ended March 31, 2004 were $3,983,000. The sources of cash primarily resulted from net income of $6,248,000 plus non-cash charges for depreciation and amortization of $332,000; non-cash charges for amortization of deferred financing costs of $85,000; noncash compensation for services of $125,000; tax benefit from exercise of non-qualified stock options and warrants of $237,000; and an increase in income taxes payable of $3,046,000. The sources of cash were partially offset by a gain on investment of $31,000 from sales of short-term investments; an increase in accounts receivable of $1,676,000, primarily due to the initial sales of the newly launched products being recorded during the First Quarter 2004; an increase in inventories of $527,000, primarily due to initial purchases of finished goods of our newly launched products; an increase in prepaid expenses and other of $1,518,000, principally due to prepayment of our annual insurance premiums; a decrease in accounts payable of $991,000 primarily due to increased payments during the period, including payments relating to costs associated with the sale of our common stock during December 2003 which were accrued at December 31, 2003; and a decrease in accrued expenses of $1,355,000, principally due to payment of annual bonuses accrued during 2003.

Cash used in investing activities for the three months ended March 31, 2004 was $35,143,000, resulting from net purchases of short-term investments of $32,186,000; escrow payments of $2,600,000 for a pending international distribution agreement being negotiated as part of the resolution of outstanding disputes between Bradley and its potential contracting partner; and purchases of property and equipment of $356,000.

Cash provided by financing activities for the three months ended March 31, 2004 was $442,000, which was the result of proceeds from exercise of stock options and warrants of $439,000 and distribution of treasury shares valued at $88,000 to fund our 401(k) plan, partially offset by payments of registration costs associated with the sale of our common stock during December 2003 of $77,000; and payments of notes payable of $8,000.

We have a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. Advances available under the revolving asset-based credit facility are calculated using a formula, which is based upon our eligible accounts receivable and inventory levels. As of March 31, 2004, we are eligible to borrow $4,680,473 under the $5 million revolving asset-based credit facility. Advances under the $10 million acquisition facility are subject to our finding a potential acquisition, satisfying financial covenants and, depending upon the size of the acquisition, Wachovia’s approval. This loan agreement has an initial term of two years, expiring on October 31, 2004. Interest accrues on amounts outstanding at a rate equal to LIBOR plus 1.85% and the commitment fee accrues on the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. Our obligations under this loan agreement are secured by our grant to Wachovia of a lien upon substantially all of our assets.

As of the date of this Form 10-Q, we have not borrowed any funds from the revolving asset-based credit facility or the acquisition facility.

As of March 31, 2004, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Convertible Notes due 2013(b)	Other Debt	Minimum Inventory Purchases(c)
April 1, 2004 to December 31, 2004	$ 422,194	$27,051	$ —	$61,478	$1,075,000
Fiscal 2005	574,424	30,209	—	—	1,175,000
Fiscal 2006	585,924	22,748	—	—	1,275,000
Fiscal 2007	462,874	—	—	—	1,000,000
Fiscal 2008	40,979	—	—	—	1,100,000
Thereafter	—	—	37,000,000	—	—

	$2,086,395	$80,008	$37,000,000	$61,478	$5,625,000

(a)	Lease amounts include interest and minimum lease payments.
(b)	On June 15, 2008, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus any accrued and unpaid interest.
(c)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note J.6 of the notes to our consolidated financial statements included in our Form 10-K for the year ended 2003 and Note N of the notes to our consolidated financial statements included herewith.

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

We typically do not provide any form of price protection to our wholesale customers and we typically permit product returns only if the product is damaged or if it is returned within six to twelve months of expiration and twelve months after expiration.

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

Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales, which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales, which will ultimately be returned, there may be a material impact to our financial statements.

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

As of January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on our financial statements. Upon adoption of SFAS No. 142, we performed an impairment test of our goodwill, which amounted to $289,328 at January 1, 2002, and determined that no impairment of the recorded goodwill existed. The fair value of our Doak Dermatologics subsidiary that we acquired in January 1995 was calculated on the basis of discounted estimated future cash flows and compared to the related book value. Under SFAS No. 142, goodwill will be tested, for impairment at least annually, and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2003, and noted that no impairment existed.

As of January 1, 2002, we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” The adoption of SFAS No. 144 had no effect on our financial statements.

Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and then respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2004 and December 31, 2003, we determined that no deferred tax asset valuation allowance was necessary, and we eliminated our previously established valuation allowance. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Certain Risk Factors Affecting Our Business and Prospects

There are many factors that may affect our business and the results of our operations, some of which are beyond our control. These factors include:
•	We derive a majority of our net sales from our core branded products, and any factor that hurts our sales of these products could reduce our revenues and profitability.
•	Failure to maintain CARMOL®40 net sales would reduce our revenues and profitability.
•	Our operating results and financial condition may fluctuate which could negatively affect the price of our stock.
•	We have outstanding indebtedness, which could adversely affect our financial condition.
•	Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

•	Our reliance on third party manufacturers and suppliers can be disruptive to our inventory supply.
•	Our inability to accurately predict customer demand for our products could result in shortages or excess inventory.
•	If we cannot purchase or integrate new products or companies, our business may suffer.
•	We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.
•	Our earnings may be reduced in the future due to the potential impairment of our acquired intangible assets.
•	Our research and development efforts may require us to incur substantial expenses, some of which we may not recoup.
•	We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic or comparable products.
•	Our intellectual property rights might not afford us with meaningful protection.
•	We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.
•	We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
•	Consolidation of wholesalers of pharmaceutical products can negatively affect our distribution terms and sales of our products.
•	If we become subject to a product liability claim, we may not have adequate insurance coverage and our reputation could suffer.
•	We are subject to chargebacks and rebates when our products are resold to governmental agencies and managed care buying groups, which may reduce our future profit margins.
•	We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of such services on acceptable terms.

•	The loss of our key personnel could limit our ability to operate our business successfully.
•	We face significant competition within our industry.
•	Failure to comply with government regulations could affect our ability to operate our business.
•	Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.
•	We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.
•	We may become subject to federal false claims or other similar litigation brought by private individuals and the government.
•	Our Class B common stock has the right, as a class, to elect a majority of our board of directors and has disparate voting rights with respect to all other matters on which our stockholders vote, your voting rights will be limited and the market price of our common stock may be affected adversely.
•	Our founder and Chairman of the Board, President and Chief Executive Officer exercises substantial control over our affairs.
•	We have potential liability arising from securities transferred to accounts of 401(k) plan participants in violation of applicable securities laws.
•	Our certificate of incorporation and Delaware law may delay or prevent our change of control, even if beneficial to investors.
•	Our stock price has fluctuated considerably and may decline.
•	We are at risk of securities class action litigation due to our stock price volatility.
•	The exercise of outstanding warrants and options, the conversion of outstanding notes, or the issuance of other shares could reduce the market price of our stock.
•	We may sell equity securities in the future, which would cause dilution.

For a discussion of these and other factors affecting our business and prospects, see “Item 1. Business—Risk Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of March 31, 2004, we had the following outstanding debt with fixed rate interest and no outstanding debt with variable interest rates:

Period	Debt (a)	Average Fixed Rate Interest
April 1, 2004 to December 31, 2004	23,882	6.56%
Fiscal 2005	27,733	6.70%
Fiscal 2006	22,098	6.73%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Thereafter	37,000,000	4.00%

(a)	Debt amounts include all interest except for convertible notes and minimum debt payments.

Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Bradley’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance as of the end of the period for which the report is being filed that (i) information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has not been any change in our internal controls over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

The timing and the ultimate final outcome of our lawsuit against Dermik and Aventis are uncertain. Dermik began selling Vanamide during the Second Quarter 2003. Launch of Vanamide or any other competing 40% urea product could have a material adverse effect on our sales and profits attributable to CARMOL®40.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
.

Exhibit No	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Form 8-K filed on February 2, 2004 relating to the resignation of Mr. Bruce Simpson as a member of the Board of Directors and as Secretary for the Company.

Form 8-K filed on February 26, 2004 relating to the Company’s Fourth Quarter and Year Ended 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)

Date: May 7, 2004	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2004	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

