Form 10-Q
period 2004-06-30
BRADLEY PHARMACEUTICALS INC
filed 2004-08-09
CIK 864268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004
Common Stock, $.01 par value	15,258,605
Class B Common Stock, $.01 par value	429,752

BRADLEY PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$104,360,268	$144,488,208
Short-term investments	71,572,605	38,014,672
Accounts receivable, net	9,852,563	2,610,715
Inventories, net	3,192,930	2,393,690
Deferred tax assets	2,839,719	2,676,208
Prepaid income taxes	1,432,489	—
Prepaid expenses and other	4,761,829	1,640,188

Total current assets	198,012,403	191,823,681

Property and equipment, net	1,162,729	952,436
Intangible assets, net	7,457,784	5,238,532
Goodwill	289,328	289,328
Deferred tax assets	2,238,730	2,474,990
Deferred financing costs	2,449,995	2,620,161
Other assets	931,810	13,555

Total assets	$212,542,779	$203,412,683

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(unaudited)	(a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$90,375	$91,677
Accounts payable	4,028,565	4,340,000
Accrued expenses	7,078,367	8,330,198
Income taxes payable	—	705,308

Total current liabilities	11,197,307	13,467,183

Long-term debt, less current maturities	35,586	49,831
Convertible senior subordinated notes due 2013	37,000,000	37,000,000

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 16,050,038 and 15,752,287 at June 30, 2004 and at December 31, 2003, respectively	160,500	157,523
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at June 30, 2004 and at December 31, 2003	4,298	4,298
Additional paid-in capital	130,789,927	129,626,913
Retained earnings	36,149,499	25,393,778
Accumulated other comprehensive loss	(532,371)	(17,045)
Treasury stock, 827,130 and 831,286 shares at cost at June 30, 2004 and at December 31, 2003, respectively	(2,261,967)	(2,269,798)

Total stockholders’ equity	164,309,886	152,895,669

Total liabilities and stockholders’ equity	$212,542,779	$203,412,683

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$22,954,868	$16,349,913	$48,022,022	$31,265,598
Cost of sales	2,001,169	1,413,717	4,155,482	2,708,492

	20,953,699	14,936,196	43,866,540	28,557,106

Selling, general and administrative	13,441,661	9,090,448	25,938,734	17,824,025
Depreciation and amortization	310,878	305,085	642,479	587,810
Gain on investment	—	—	(31,376)	—
Interest income	(796,799)	(98,765)	(1,535,761)	(211,809)
Interest expense	536,120	102,687	1,045,743	109,259

	13,491,860	9,399,455	26,059,819	18,309,285

Income before income tax expense	7,461,839	5,536,741	17,806,721	10,247,821
Income tax expense	2,954,000	2,160,000	7,051,000	3,997,000

Net income	$4,507,839	$3,376,741	$10,755,721	$6,250,821

Basic net income per common share	$0.29	$0.32	$0.69	$0.59

Diluted net income per common share	$0.26	$0.29	$0.61	$0.54

Shares used in computing basic net income per common share	15,620,000	10,600,000	15,570,000	10,560,000

Shares used in computing diluted net income per common share	18,420,000	11,860,000	18,400,000	11,660,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$10,755,721	$6,250,821
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	642,479	587,810
Amortization of deferred financing costs	170,166	41,655
Deferred income taxes	72,749	(329,916)
Gains on short-term investments	(31,376)	—
Tax benefit due to exercise of non-qualified options and warrants	266,511	667,294
Noncash compensation for services	125,036	11,041
Changes in operating assets and liabilities:
Accounts receivable	(7,241,848)	2,518,938
Inventories	(799,240)	(356,394)
Prepaid expenses and other	(1,614,314)	(515,556)
Accounts payable	(311,435)	993,857
Accrued expenses	(1,251,831)	667,480
Income taxes payable	(2,137,797)	432,071

Net cash (used in) provided by operating activities	(1,355,179)	10,969,101
Cash flows from investing activities:
Purchases of short-term investments- net	(34,041,883)	873,089
Purchase of intangible asset	(2,600,000)	—
Payment of acquisition costs	(925,582)	—
Escrow payment	(1,500,000)	—
Purchases of property and equipment	(472,024)	(285,702)

Net cash (used in) provided by investing activities	(39,539,489)	587,387
Cash flows from financing activities:
Payment of notes payable	(15,547)	(94,857)
Proceeds from sale of 4% convertible senior subordinated notes	—	25,000,000
Payment of deferred financing costs associated with the sale of 4% convertible senior subordinated notes	—	(1,778,228)
Proceeds from exercise of stock options and warrants	750,052	451,049
Payment of registration costs	(76,963)	—
Purchase of treasury shares	—	(545,055)
Distribution of treasury shares	109,186	85,153

Net cash provided by financing activities	766,728	23,118,062

Net (decrease) increase in cash and cash equivalents	(40,127,940)	34,674,550
Cash and cash equivalents at beginning of period	144,488,208	20,820,725

Cash and cash equivalents at end of period	$104,360,268	$55,495,275

(Continued)

6

BRADLEY PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$744,000	$16,000

Income taxes	$8,541,000	$3,228,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – Basis of Presentation

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of June 30, 2004, and its results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

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

The results reported for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B – Stock Based Compensation

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

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income, as reported	$4,507,839	$3,376,741
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	459,113	320,086

Pro forma net income for basic computation	$4,048,726	$3,056,655

Net income, as reported	$4,507,839	$3,376,741
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	459,113	320,086
Add: After-tax interest expense and other from 4% convertible senior subordinated notes due 2013	253,723	31,967

Pro forma net income for diluted computation	$4,302,449	$3,088,622

Net income per share:
Basic- as reported	$0.29	$0.32

Basic- pro forma	$0.26	$0.29

Diluted- as reported	$0.26	$0.29

Diluted- pro forma	$0.23	$0.26

	Six Months Ended
	June 30, 2004	June 30, 2003
Net income, as reported	$10,755,721	$6,250,821
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	940,948	755,209

Pro forma net income for basic computation	$9,814,773	$5,495,612

Net income, as reported	$10,755,721	$6,250,821
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	940,948	755,209
Add: After-tax interest expense from 4% convertible senior subordinated notes due 2013	507,446	31,967

Pro forma net income for diluted computation	$10,322,219	$5,527,579

Net income per share:
Basic- as reported	$0.69	$0.59

Basic- pro forma	$0.63	$0.52

Diluted- as reported	$0.61	$0.54

Diluted- pro forma	$0.56	$0.47

NOTE C – Net Income Per Common Share

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic shares	15,620,000	10,600,000	15,570,000	10,560,000
Dilution:
Stock options and warrants	950,000	1,000,000	980,000	970,000
Convertible notes	1,850,000	260,000	1,850,000	130,000

Diluted shares	18,420,000	11,860,000	18,400,000	11,660,000

Net income as reported	$ 4,507,839	$ 3,376,741	$ 10,755,721	$ 6,250,821
After-tax interest expense and other from convertible notes	253,723	31,967	507,446	31,967

Adjusted net income	$ 4,761,562	$ 3,408,708	$ 11,263,167	$ 6,282,788

Basic income per share	$ 0.29	$ 0.32	$ 0.69	$ 0.59

Diluted income per share	$ 0.26	$ 0.29	$ 0.61	$ 0.54

In addition to stock options and warrants included in the above computation, options and warrants to purchase 77,000 and 130,000 shares of common stock at prices ranging from $25.75 to $26.68 and $24.85 to $26.68 per share were outstanding for the three and six months ending June 30, 2004, respectively. Further, options and warrants to purchase 38,500 and 45,000 shares of common stock at prices ranging from $16.61 to $20.18 and $14.39 to $20.18 per share were outstanding for the three and six months ending June 30, 2003, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

Note D – Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Comprehensive income:
Net income	$ 4,507,839	$ 3,376,741	$ 10,755,721	$ 6,250,821

Other comprehensive income (loss):
Net unrealized income (loss) on available for sale securities	(511,749)	53,200	(515,326)	104,693

Comprehensive income	$ 3,996,090	$ 3,429,941	$ 10,240,395	$ 6,355,514

Note E – Business Segment Information

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

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Form 10-K for the year ended December 31, 2003. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the two segments are for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net sales:
Doak Dermatologics, Inc.	$17,353,133	$12,660,332	$34,854,539	$23,536,002
Kenwood Therapeutics	5,601,735	3,689,581	13,167,483	7,729,596

	$22,954,868	$16,349,913	$48,022,022	$31,265,598

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 44,373	$ 64,872	$ 110,908	$ 132,406
Kenwood Therapeutics	266,505	240,213	531,571	455,404

	$ 310,878	$ 305,085	$ 642,479	$ 587,810

Income before income tax:
Doak Dermatologics, Inc.	$ 7,278,662	$ 5,452,680	$15,145,319	$ 9,732,265
Kenwood Therapeutics	183,177	84,061	2,661,402	515,557

	$ 7,461,839	$ 5,536,741	$17,806,721	$10,247,821

Income tax expense:
Doak Dermatologics, Inc.	$ 2,881,000	$ 2,127,000	$ 5,997,000	$ 3,796,000
Kenwood Therapeutics	73,000	33,000	1,054,000	201,000

	$ 2,954,000	$ 2,160,000	$ 7,051,000	$ 3,997,000

Net income:
Doak Dermatologics, Inc.	$ 4,397,662	$ 3,325,680	$ 9,148,319	$ 5,936,265
Kenwood Therapeutics	110,177	51,061	1,607,402	314,557

	$ 4,507,839	$ 3,376,741	$10,755,721	$ 6,250,821

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$16,779,866	$12,434,653	$33,998,851	$23,106,569
Other countries	573,267	225,679	855,688	429,433

	$17,353,133	$12,660,332	$34,854,539	$23,536,002

Kenwood Therapeutics
United States	$ 5,486,271	$ 3,628,400	$13,019,040	$ 7,660,698
Other countries	115,464	61,181	148,443	68,898

	$ 5,601,735	$ 3,689,581	$13,167,483	$ 7,729,596

Net sales by category:
Dermatology and podiatry	$17,353,133	$12,660,332	$34,854,539	$23,536,002
Gastrointestinal	3,800,999	949,863	8,699,899	2,692,544
Respiratory	1,205,764	2,062,552	3,245,633	3,767,620
Nutritional	495,100	606,680	1,040,993	1,123,832
Other	99,872	70,486	180,958	145,600

	$22,954,868	$16,349,913	$48,022,022	$31,265,598

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

The following is a summary of available-for-sale securities for June 30, 2004:

	Cost	Gross Unrealized Gain/(Loss)	Gross Fair Value
Treasury notes	$5,523,464	$37,430	$5,560,894
Municipal bonds	53,435,822	(569,801)	52,866,021

Total available-for-sale securities	$58,959,286	$(532,371)	$58,426,915

During the three and six months ended June 30, 2004, the Company had gross realized gain on investment of zero and $31,376, respectively. During the three and six months ended June 30, 2003, the Company had no gross realized gain or loss on investment securities. The net adjustment to unrealized loss during the three and six months ended June 30, 2004 on available-for-sale securities included in stockholders’ equity totaled a loss of $511,749 and $515,326 and the net adjustment to unrealized income during three and six months ended June 30, 2003 on available-for-sale securities included in stockholders’ equity totaled a gain of $53,200 and $104,693, respectively. The Company views its available-for-sale securities as available for current operations.

The Company’s held-to-maturity investments represents investments with financial institutions that have an original maturity of more than three months and a remaining maturity of less than one year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at cost.

The composition of the Company’s held-to-maturity investments at June 30, 2004 is as follows:

Municipal bonds, 1.01% maturity date July 1, 2004	$580,054

Municipal bonds, 1.25% maturity date November 1, 2004	449,362

Municipal bonds, 1.42% maturity date August 1, 2004	746,192

Municipal bonds, 1.07% maturity date August 31, 2004	475,814

Municipal bonds, 1.41% maturity date August 31, 2004	801,121

Municipal bonds, 5.71% maturity date September 30, 2004	2,255,579

Municipal bonds, 1.11% maturity date January 1, 2005	1,911,373

Municipal bonds, 1.43% maturity date January 1, 2005	1,973,655

Municipal bonds, 1.44% maturity date January 1, 2005	2,244,123

Municipal bonds, 1.41% maturity date February 2005	1,708,417

Total held-to-maturity investments	$13,145,690

Note G – Accounts Receivable

The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 91% of gross accounts receivable at June 30, 2004. On June 30, 2004, Cardinal Health, Inc. owed 45% of gross accounts receivable to the Company, McKesson Corporation owed 40% of gross accounts receivable to the Company and Quality King, Inc. owed 5% of gross accounts receivable to the Company.

In addition, the Company’s four largest customers accounted for 87% and 87% of the gross sales for the three and six months ended June 30, 2004 and 81% and 80% of gross sales for the three and six months ended June 30, 2003, respectively. The following table presents a summary of sales to these customers, who are wholesalers, during the six months ended June 30, 2004 and 2003 as a percentage of the Company’s total gross sales:

Customer	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
AmerisourceBergen Corporation	14%	17%
Cardinal Health, Inc.	29%	23%
McKesson Corporation	28%	19%
Quality King, Inc.	16%	21%

Total	87%	80%

Accounts receivable balances at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Accounts receivable:
Trade	$13,016,644	$5,147,220
Other	4,692	20,933
Less allowances:
Chargebacks	1,300,069	1,219,622
Returns	1,266,529	925,685
Discounts	292,050	121,910
Doubtful accounts	310,125	290,221

Accounts receivable, net of allowances	$9,852,563	$2,610,715

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

Inventory balances at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Finished goods	$3,037,182	$2,225,719
Raw materials	275,027	308,494
Valuation reserve	(119,279)	(140,523)

Inventories, net	$3,192,930	$2,393,690

Note I — Accrued Expenses

Accrued expenses balances at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Employee compensation	$1,791,626	$3,566,683
Rebate payable	12,080	184,294
Rebate liability	4,669,217	3,904,752
Other	605,444	674,469

Accrued expenses	$7,078,367	$8,330,198

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

Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On June 30, 2004 and December 31, 2003, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

Note K – Incentive and Non-Qualified Stock Option Plan

During the six months ended June 30, 2004, the Company granted 93,200 options at exercise prices ranging from $21.05 to $25.75 to employees and directors, canceled 17,999 options, and exercised 297,669 options and warrants, generating proceeds to the Company of $750,052 and a tax benefit of $266,511.

During the six months ended June 30, 2003, the Company granted a consultant options to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, nonforfeitable, and will expire 3 years from its initial exercise date. During the six months ended June 30, 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options.

All options issued during the six months ended June 30, 2004 were at or above the market price on the date of grant.

The Company applies the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions for grants during the periods ending June 30, 2004 and 2003: no dividend yield; expected volatility of 60%; risk-free interest rate of 5%; and expected life of four years for directors and officers and two years for others.

Note L – Related Party Transactions

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

The Company leases 24,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease that expires on January 31, 2008, with a limited liability company that is controlled by Daniel Glassman, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an executive officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $235,000 and $231,000 for the six months ended June 30, 2004 and 2003, respectively.

Transactions With an Affiliated Company

During the six months ended June 30, 2004 and 2003, the Company incurred expenses for administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) from Medimetrik Inc. in the amount of approximately $35,000 and $33,000, respectively. Daniel and Iris Glassman are majority owners of Medimetrik Inc., a privately held entity that was principally engaged in the business of market research services and ceased providing services to the Company in June 2004.

Note M – Recent Accounting Pronouncements

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

In March 2004, the EITF reached a consensus opinion on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” The EITF reached several consensuses on the definition of a participating security and when and how to apply the two-class method when an entity has any type of participating security. EITF 03-6 is effective in periods beginning after March 31, 2004. Adoption of EITF 03-6 did not have an effect.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. The Company does not believe that the application of this consensus will have a material impact on the results of operations or financial position.

In March 2004 the FASB issued a proposed standard entitled “Share-Based Payment — An Amendment of FAS Nos. 123 and 95.” The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The FASB currently expects to issue a final standard in late 2004, which is slated to be effective for the first quarter 2005 for the Company. See Note B for the quarterly disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model. The FASB’s proposal advocates using a binomial (lattice-based) option pricing model rather than the Black-Scholes model the company currently uses to determine grant date fair value. The Company has not yet determined what, if any, impact using the recommended binomial model will have on the company’s estimated net income and earnings per share dilution compared to the Black-Scholes model.

On July 1, 2004, the Emerging Issues Task Force (the “EITF”) of the FASB reached a tentative conclusion that would require all shares that are contingently issuable under outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the “if converted” method of accounting from the date of issuance. Currently these shares are only included in the diluted earnings per share computation if the common stock price has reached certain conversion trigger prices. If approved, this EITF statement (“EITF 04-8”) would also require retroactively restate prior periods diluted earnings per share. It is believed likely that EITF 04-8 will be effective for periods ending after mid-October 2004. If adopted, the Company believes EITF 04-8 will not have a material impact on the Company’s diluted earnings per share.

Note N – Commitments & Contingencies

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

The Company entered into a settlement agreement, dated as of June 30, 2004, with Dermik under which the parties agreed to settle all legal proceedings between them involving patents owned by the Company relating to dermatologic compositions with approximately 21% to 40% urea and their therapeutic uses. Pursuant to the terms of this settlement agreement, the Company entered into a distribution agreement with Dermik for the exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate® and three additional products, Hytone, Sulfacet R and Zetar Shampoo. The Company agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which the Company has already paid approximately $2.7 million comprised of $2.6 million in distribution rights included in intangible assets and $120,000 in advanced royalties.

Dermik began selling Vanamide during the Second Quarter 2003. Launch of Vanamide or any other competing 40% urea product could have a material adverse effect on the Company’s sales and profits attributable to CARMOL®40.

DPT Lakewood Litigation

On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleges, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company’s trade secrets relating to CARMOL®40 CREAM. During 1999, the Company provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL®40 CREAM, substantial trade secret information to a company of which the Company believes DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL®40 CREAM. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis. Among other things, the Company sought damages from DPT Lakewood for misappropriation of the Company’s trade secrets. DPT Lakewood counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. The patent claims and counterclaims were recently dismissed with the consent of both parties. This dismissal led to the successful application to have remaining state law based claims and counterclaims dismissed without prejudice for lack of subject matter jurisdiction.

On June 3, 2004, DPT Lakewood instituted a New Jersey state court action against the Company asserting the common law defamation and tortious interference claims that were recently dismissed by the federal court for lack of subject matter jurisdiction. The Company’s response to the complaint (a motion to dismiss) was recently filed, and has not yet been ruled upon by the Court.

On March 6, 2003, DPT Laboratories, Ltd., filed a lawsuit against the Company alleging defamation arising from the Company’s press release announcing commencement of the litigation against DPT Lakewood. On July 11, 2003, the District Court for the Western District of Texas denied the Company’s motion to dismiss. DPT Laboratories recently designated an expert opining that it has suffered over $1 million in damages as a result of the Company allegedly defamatory comment in a press release regarding the New Jersey patent infringement litigation. The Company has subsequently identified an expert witness in the case calling into serious question both the methodology and the facts upon which DPT Laboratories’ expert based that opinion. The Company is moving forward with additional discovery in the case in anticipation of filing a dispositive motion in the coming months.

The Company continues to review its strategies and alternatives with respect to the pending lawsuits by DPT Laboratories, continues to believe that their suits are without merit and the Company intends to vigorously defend its position.

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

Supply Agreement

On December 4, 2003, the Company contracted with a manufacturer to produce the product FLORA-Q™, a probiotic product, for exclusive distribution within the United States, Canada and Mexico. The initial term of the agreement is for three years and may only be terminated if the other party commits a material breach of its obligations or has increased its price as described below. The Company is required to purchase at least $375,000 of the product per contract year. The manufacturer cannot change the price per manufactured product unless the product production cost increases greater than 10 percent during any given contract year. If the manufacturer increases the price per product, the Company can terminate the agreement without any liability to the manufacturer, within 30 days after receipt of notice of any price increase from the manufacturer. After the initial term, the supply agreement will be renewed for consecutive periods of one year, unless the Company or the manufacturer gives notice to the other not less than 180 days prior to the end of the initial term or any such renewal term. The contract year is the twelve consecutive month period commencing from December 1st through November 30th.

International Distribution Agreement

On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone, Sulfacet R and Zetar Shampoo. Pursuant to this agreement, the Company will have exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company will be responsible for securing the necessary approvals to market these products in these countries. The Company has agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which the Company has paid approximately $2.7 million in distribution rights included in intangible assets and $120,000 in advanced royalties.

Bioglan Pharmaceuticals, Inc. Asset Purchase Agreement

On June 9, 2004, the Company entered into an agreement to purchase the assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, Bradley will acquire certain intellectual property, regulatory filings, and other assets relating to Solaraze® (diclofenac sodium), a topical treatment indicated for the treatment of actinic keratosis, Adoxa® (doxycycline monohydrate), an oral antibiotic indicated for the treatment of acne, Zonalon™ (doxepin hydrochloride), a topical treatment indicated for pruritus, Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration estimated to be paid by the Company at closing is approximately $185 million, subject to adjustment based upon Bioglan’s working capital on the closing date and net sales for 2004 prior to the closing.

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

Overview

We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products within the dermatologic, podiatric and gastrointestinal markets. We have experienced substantial growth in Net Sales and net income through increased sales of existing products and new product sales, recognizing Net Sales for the six months ended June 30, 2004 of $48,022,000 representing an increase of $16,756,000, or approximately 54% from $31,266,000 for the six months ended June 30, 2003.

Our CARMOL®40 product line accounted for approximately 29% of our sales for the six months ended June 30, 2004 and has faced increasing competition. To lessen our dependence on this product line, we have sought to grow our other product lines both in terms of dollar volume and percentage of revenues. During 2004, we have launched ZODERM® LOTION, GEL and CREAM and KERALAC™ LOTION and GEL.

ZODERM® products are internally developed urea-based topical prescription products that treat acne. KERALAC™ is a prescription urea-based topical therapy that removes the surface layer of dead cells and improves skin moisture. KERALAC™ was launched as a second-generation product line to CARMOL®40.

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

On June 9, 2004, we entered into an agreement to purchase the assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, which we anticipate closing shortly, we will acquire certain intellectual property, regulatory filings, and other assets relating to Solaraze® (diclofenac sodium), a topical treatment indicated for the treatment of actinic keratosis, Adoxa® (doxycycline monohydrate), an oral antibiotic indicated for the treatment of acne, Zonalon™ (doxepin hydrochloride), a topical treatment indicated for pruritus, Tx

Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration estimated to be paid by us at closing is approximately $185 million, subject to adjustment based upon Bioglan’s working capital on the closing date and net sales for 2004 prior to the closing.

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Gross profit	91.2%	91.4%	91.4%	91.3%
Operating expenses	59.9%	57.5%	55.3%	58.9%
Operating income	31.3%	33.9%	36.1%	32.4%
Interest income	3.5%	0.6%	3.2%	0.7%
Interest expense	2.3%	0.6%	2.2%	0.3%
Income tax expense	12.9%	13.2%	14.7%	12.8%
Net income	19.6%	20.7%	22.4%	20.0%

NET SALES for the three months ended June 30, 2004 were $22,955,000, representing an increase of $6,605,000, or approximately 40%, from $16,350,000 for the three months ended June 30, 2003.

For the three months ended June 30, 2004, Doak Dermatologics’ Net Sales were $17,353,000, representing an increase of $4,693,000, or approximately 37%, from $12,660,000 for the three months ended June 30, 2003. The increase in Net Sales was led by new product sales from ROSULA® AQUEOUS CLEANSER, launched in Third Quarter 2003, of $1,133,000; LIDAMANTLE® LOTION, launched in the Fourth Quarter 2003, of $159,000; LIDAMANTLE®HC LOTION, launched in the Fourth Quarter 2003, of $267,000; ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $32,000; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $8,000; ZODERM® Cream 4.5%, launched in the First Quarter 2004, of $122,000; ZODERM® Cream 8.5%, launched in the First Quarter 2004, of $17,000; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $369,000; ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $90,000; KERALAC™ LOTION 7oz, launched in the Second Quarter 2004, of $888,000; KERALAC™ LOTION 11oz, launched in the Second Quarter 2004, of $1,466,000; and KERALAC™ GEL, launched in the Second Quarter 2004, of $1,950,000. In addition, Doak benefited from product sales growth from CARMOL®40 GEL of $373,000 and CARMOL® SCALP products of $354,000, which were offset by declines in CARMOL®40 CREAM of $1,785,000 and CARMOL®40 LOTION of $798,000. The total Net Sales for CARMOL®40 CREAM, LOTION and GEL for the three months ended June 30, 2004 were $6,746,000.

For the three months ended June 30, 2004, Kenwood Therapeutics’ Net Sales were $5,602,000, representing an increase of $1,912,000, or approximately 52%, from $3,690,000 for the three months ended June 30, 2003. The increase in Net Sales were led by new product sales of FLORA-Q™, launched in First Quarter 2004, of $395,000 and PAMINE® FORTE, launched in Third Quarter 2003, of $674,000 and product sales growth from ANAMANTLE®HC of $2,224,000. The increases in Net Sales were offset by a decrease in PAMINE® 2.5mg of $442,000 and respiratory products of $857,000.

Net Sales for the six months ended June 30, 2004 were $48,022,000, representing an increase of $16,756,000, or approximately 54%, from $31,266,000 for the six months ended June 30, 2003.

For the six months ended June 30, 2004, Doak Dermatologics’ Net Sales were $34,855,000, representing an increase of $11,319,000, or approximately 48%, from $23,536,000 for the six months ended June 30, 2003. The increase in Net Sales was led by new product sales from ROSULA® AQUEOUS CLEANSER, launched in Third Quarter 2003, of $1,633,000; LIDAMANTLE® LOTION, launched in the Fourth Quarter 2003, of $733,000; LIDAMANTLE®HC LOTION, launched in the Fourth Quarter 2003, of $1,083,000; ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $604,000; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $885,000; ZODERM® Cream 4.5%, launched in the First Quarter 2004, of $775,000; ZODERM® Cream 8.5%, launched in the First Quarter 2004, of $1,016,000; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $1,005,000; ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $1,092,000; KERALAC™ LOTION 7oz, launched in the Second Quarter 2004, of $888,000; KERALAC™ LOTION 11oz, launched in the Second Quarter 2004, of $1,466,000; and KERALAC™ GEL, launched in the Second Quarter 2004, of $1,950,000. In addition, Doak benefited from product sales growth from CARMOL®40 GEL of $1,628,000, which was offset by declines in CARMOL®40 CREAM of $2,363,000 and CARMOL®40 LOTION of $1,149,000. The total Net Sales for CARMOL®40 CREAM, LOTION and GEL for the six months ended June 30, 2004 were $14,112,000.

For the six months ended June 30, 2004, Kenwood Therapeutics’ Net Sales were $13,167,000, representing an increase of $5,437,000, or approximately 70%, from $7,730,000 for the six months ended June 30, 2003. The increase in Net Sales were led by new product sales of FLORA-Q™, launched in First Quarter 2004, of $444,000 and PAMINE® FORTE, launched in Third Quarter 2003, of $823,000 and product sales growth from ANAMANTLE®HC of $4,095,000 and PAMINE® 2.5mg of $645,000.

The overall increases in the sales of our existing products, in particular, CARMOL® 40 GEL and ANAMANTLE® HC, and new product sales, excluding sales as a result of initial stocking relating to ZODERM® products and KERALAC™ products, during the three and six months ended June 30, 2004 were primarily due to promotional efforts, including an increase in number of sales representatives detailing those products to physicians and customers who we believe will generate higher sales. In addition, initial stocking sales from ZODERM® products in the First Quarter 2004 and KERALAC™

LOTION and GEL in the Second Quarter 2004 significantly contributed to the increased sales in comparison to the same periods in the prior year. As a result of the ZODERM® products sales being initial stocking by our customers during the First Quarter 2004, ZODERM® sales during Second Quarter 2004 were significantly less than the previous quarter. Further, as a result of the KERALAC™ LOTION and GEL sales being initial stocking by our customers during the Second Quarter 2004, KERALAC™ LOTION and GEL sales during Third Quarter 2004 will most likely be significantly less than the Second Quarter 2004.

During the Second Quarter 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the Fourth Quarter 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, CARMOL® 40 LOTION and CARMOL® 40 GEL, also with the same active ingredient. These introductions of competing products resulted in reduced demand for our CARMOL® 40 CREAM and LOTION products during the three and six months ended June 30, 2004 in comparison to the same periods in the prior year. In order to minimize a reduction in Net Sales related to increased competition related the CARMOL® 40 products, the Company has introduced new products, including KERALAC™ LOTION and GEL. If sales of the CARMOL®40 product line or any other material product line decreases, including ZODERM® products, KERALAC™ LOTION and GEL, ANAMANTLE®HC, PAMINE® or other Company products, as a result of increased competition, government regulations, wholesaler buying patterns, physicians prescribing habits or for any other reason and we fail to replace those sales, our revenues and profitability would decrease.

COST OF SALES for the three months ended June 30, 2004 were $2,001,000, representing an increase of $587,000, or approximately 42%, from $1,414,000 for the three months ended June 30, 2003. Cost of sales for the six months ended June 30, 2004 were $4,155,000, representing an increase of $1,447,000, or approximately 53%, from $2,708,000 for the six months ended June 30, 2003. The gross profit percentage for the three and six months ended June 30, 2004 and the same periods the prior year was 91%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2004 were $13,442,000, representing an increase of $4,352,000, or 48%, compared to $9,090,000 for the three months ended June 30, 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 were $25,939,000, representing an increase of $8,115,000, or 46%, compared to $17,824,000 for the six months ended June 30, 2003. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands. In particular, the following table sets forth certain data as an increase in expenditures for the periods indicated:

	Change from the Three Months Ended June 30, 2004 in comparison to June 30, 2003	Change from the Six Months Ended June 30, 2004 in comparison to June 30, 2003
Sales Payroll	$ 1,111,000	$2,131,000
Travel and Entertainment*	$ 551,000	$1,208,000
ZODERM® Promotional Costs	$ 807,000	$ 1,256,000
KERALAC™ Promotional Costs**	$ 199,000	$ 199,000
ANAMANTLE®HC Promotional Costs	$ 153,000	$ 327,000
Marketing, General and Administrative Payroll	$ 639,000	$ 1,422,000

*	Increases in Travel and Entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.
**	Includes expenses associated with national launch meeting for KERALAC™.

Selling, general and administrative expenses as a percentage of Net Sales were 59% for the three months ended June 30, 2004, representing an increase of 3% compared to 56% for the three months ended June 30, 2003. Selling, general and administrative expenses as a percentage of Net Sales were 54% for the six months ended June 30, 2004, representing a decrease of 3% compared to 57% for the six months ended June 30, 2003.

DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 2004 were $311,000, representing an increase of $6,000 from $305,000 in the three months ended June 30, 2003. Depreciation and amortization expenses for the six months ended June 30, 2004 were $642,000, representing an increase of $54,000 from $588,000 in the six months ended June 30, 2003.

GAIN ON INVESTMENT for the six months ended June 30, 2004 was $31,000, in comparison to zero in the same period of the prior year. There was no gain or loss on investment during three months ended June 30, 2004 and 2003.

INTEREST INCOME for the three months ended June 30, 2004 was $797,000, representing an increase of $698,000 from the three months ended June 30, 2003. Interest income for the six months ended June 30, 2004 was $1,536,000, representing an increase of $1,324,000 from the six months ended June 30, 2003. The increases were principally due to investment increases from proceeds from the issuance of $37 million of

4% senior subordinated convertible notes due 2013 in June and July 2003 and net proceeds of $96,205,000 from the issuance of 4.6 million shares of common stock in December 2003.

INTEREST EXPENSE for the three months ended June 30, 2004 was $536,000, representing an increase of $433,000 from the three months ended June 30, 2003. Interest expense for the six months ended June 30, 2004 was $1,046,000, representing an increase of $936,000 from the six months ended June 30, 2003. The increases were principally due to interest expense related to our convertible notes.

INCOME TAX EXPENSE for the three months ended June 30, 2004 was $2,954,000, representing an increase of $794,000 from $2,160,000 for the three months ended June 30, 2003. Income tax expense for the six months ended June 30, 2004 was $7,051,000, representing an increase of $3,054,000 from $3,997,000 for the six months ended June 30, 2003. The effective tax rate used to calculate the income tax expense for the three and six months ended June 30, 2004 was approximately 40%. The effective tax rate used to calculate the income tax expense for the three and six months ended June 30, 2003 was approximately 39%. The increase in the effective tax rate during the three and six months ended June 30, 2004 was principally due to a projected increase in the federal statutory rate, as our estimated pretax income for 2004 will result in a higher tax bracket.

NET INCOME for the three months ended June 30, 2004 was $4,508,000, representing an increase of $1,131,000, or 33%, from $3,377,000 for the three months ended June 30, 2003. Net income as a percentage of Net Sales for the three months ended June 30, 2004 was 20%, representing a decrease of 1% compared to 21% for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $10,756,000 representing an increase of $4,505,000, or 72%, from $6,251,000 for the six months ended June 30, 2003. Net income as a percentage of Net Sales for the six months ended June 30, 2004 was 22%, representing an increase of 2% compared to 20% for the six months ended June 30, 2003. The improvement in net income in the aggregate for the three and six months ended June 30, 2004 was principally due to an increase in Net Sales and interest income, partially offset by an increase in selling, general and administrative expenses and interest expense.

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

In March 2004, the EITF reached a consensus opinion on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” The EITF reached several consensuses on the definition of a participating security and when and how to apply the two-class method when an entity has any type of participating security. EITF 03-6 is effective in periods beginning after March 31, 2004. Adoption of EITF 03-6 did not have an effect.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. We do not believe that the application of this consensus will have a material impact on our results of operations or financial position.

In March 2004 the FASB issued a proposed standard entitled “Share-Based Payment — An Amendment of FAS Nos. 123 and 95.” The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The FASB currently expects to issue a final standard in late 2004, which is slated to be effective for the first quarter 2005 for the Company. See Note B for the quarterly disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model. The FASB’s proposal advocates using a binomial (lattice-based) option pricing model rather than the Black-Scholes model we currently use to determine grant date fair value. We have not yet determined what, if any, impact using the recommended binomial model will have on our estimated net income and earnings per share dilution compared to the Black-Scholes model.

On July 1, 2004, the Emerging Issues Task Force (the “EITF”) of the FASB reached a tentative conclusion that would require all shares that are contingently issuable under outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the “if converted” method of accounting from the date of issuance. Currently these shares are only included in the diluted earnings per share computation if the common stock price has reached certain conversion trigger prices. If approved, this EITF statement (“EITF 04-8“) would also require retroactively restate prior periods diluted earnings per share. It is believed likely that EITF 04-8 will be effective for periods ending after mid-October 2004. If adopted, we believe EITF 04-8 will not have a material impact on our diluted earnings per share.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $175,933,000 at June 30, 2004 and $182,503,000 at December 31, 2003. Cash used in operating activities for the six months ended June 30, 2004 were $1,355,000. The sources of cash primarily resulted from net income of $10,756,000 plus non-cash charges for depreciation and amortization of $642,000; non-cash charges for amortization of deferred financing costs of $170,000; non-cash compensation for services of $125,000; tax benefit from exercise of non-qualified stock options and warrants of $267,000; and a decrease in deferred income tax assets of $73,000. The sources of cash were offset by a gain on investment of $31,000 from sales of short-term investments; an increase in accounts receivable of $7,242,000, primarily due to the initial sales of the newly launched products being recorded during the Second Quarter 2004; an increase in inventories of $799,000, primarily due to initial purchases of finished goods of our newly launched products; an increase in prepaid expenses and other of $1,614,000, principally due to prepayment of our annual insurance premiums; a decrease in accounts payable of $311,000 primarily due to increased payments during the period; a decrease in accrued expenses of $1,252,000, principally due to payment of annual bonuses accrued during 2003; and a decrease in income taxes payable of $2,138,000, primarily due to increased tax payments.

Cash used in investing activities for the six months ended June 30, 2004 was $39,539,000, resulting from net purchases of short-term investments of $34,042,000; purchase of intangible assets of $2,600,000 for an international distribution agreement from Dermik Laboratories; payment of acquisition costs associated with the purchase of the assets of Bioglan Pharmaceuticals, Inc. of $926,000; a refundable escrow payment of $1,500,000 for a potential product acquisition that did not come to fruition; and purchases of property and equipment of $472,000.

Cash provided by financing activities for the six months ended June 30, 2004 was $767,000, which was the result of proceeds from exercise of stock options and warrants of $750,000 and distribution of treasury shares valued at $109,000 to fund our 401(k) plan, partially offset by payments of registration costs associated with the sale of our common stock during December 2003 of $77,000; and payments of notes payable of $16,000.

We have a loan agreement with Wachovia Bank with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility for future product acquisitions. Advances available under the revolving asset-based credit facility are calculated using a formula, which is based upon our eligible accounts receivable and inventory levels. As of June 30, 2004, we are eligible to borrow $5,000,000 under the $5 million revolving asset-based credit facility. Advances under the $10 million acquisition facility are subject to our finding a potential acquisition, satisfying financial covenants and, depending upon the size of the acquisition, Wachovia’s approval. This loan agreement has an initial term of two years, expiring on October 31, 2004. Interest accrues on amounts outstanding at a rate equal to LIBOR plus 1.85% and the commitment fee accrues on the unused portion of the asset-based credit facility and the acquisition facility at a rate equal to .05% per annum. Our obligations under this loan agreement are secured by our grant to Wachovia of a lien upon substantially all of our assets. As of the date of this Form 10-Q, we have not borrowed any funds from the revolving asset-based credit facility or the acquisition facility.

Concurrently with the expected closing on the assets of Bioglan Pharmaceuticals Company as described earlier, we anticipate entering into a loan agreement with Wachovia Bank with respect to a $50 million revolving bridge credit facility, which will replace our existing loan agreement mentioned above. Thereafter, we anticipate entering a new $100 million credit facility with a syndicate of lenders led by Wachovia, which would replace the bridge credit facility.

As of June 30, 2004, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Convertible Notes due 2013(b)	Other	Minimum Inventory Purchases(c)
July 1, 2004 to December 31, 2004	$ 556,650	$ 18,029	$ —	$ 61,478	$ 917,500
Fiscal 2005	1,122,641	30,209	—	120,000	1,175,000
Fiscal 2006	1,137,598	22,748	—	120,000	1,275,000
Fiscal 2007	1,018,434	—	—	120,000	1,000,000
Fiscal 2008	241,381	—	—	120,000	1,100,000
Thereafter	—	—	37,000,000	120,000	—

	$ 4,076,704	$ 70,986	$37,000,000	$ 661,478	$ 5,467,500

(a)	Lease amounts include interest and minimum lease payments.
(b)	On June 15, 2008, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus any accrued and unpaid interest.
(c)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note J.6 of the notes to our consolidated financial statements included in our Form 10-K for the year ended 2003 and Note N of the notes to our consolidated financial statements included herewith.

We believe that our cash and cash equivalents and cash generated from operations will be adequate to fund our current working capital requirements for at least the next twelve months. However, if we make or anticipate significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities during that period. If needed, following our expected acquisition of the assets of the Bioglan business, we may be unable to raise funds through a public offering of our securities for a period of time due to the unavailability of certain historical financial statements of that business prior to its acquisition by Quintiles in March 2002 which would be required by the Securities and Exchange Commission, and we would instead need to pursue additional borrowings or a private placement.

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

To the extent that we borrow under our credit facility with Wachovia Bank or under the replacement loan facilities that we expect to enter into in connection with the purchase of the assets of Bioglan Pharmaceuticals Company, we will experience market risk with respect to changes in the applicable interest rates and its effect upon our interest expense. Because these rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense.

As of June 30, 2004, we had the following outstanding debt with fixed rate interest and no outstanding debt with variable interest rates:

Period	Debt (a)	Average Fixed Rate Interest
July 1, 2004 to December 31, 2004	16,046	6.56%
Fiscal 2005	27,733	6.70%
Fiscal 2006	22,098	6.73%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Thereafter	37,000,000	4.00%

(a)	Debt amounts include all interest except for convertible notes and minimum debt payments.

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

PART II – OTHER INFORMATION

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

We entered into a settlement agreement, dated as of June 30, 2004, with Dermik under which the parties agreed to settle all legal proceedings between them involving patents owned by us relating to dermatologic compositions with approximately 21% to 40% urea and their therapeutic uses. Pursuant to the terms of this settlement agreement, we entered into a distribution agreement with Dermik for the exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate® and three additional products, Hytone, Sulfacet R and Zetar Shampoo. We agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which we already paid approximately $2.7 million comprised of $2.6 million in distribution rights included in intangible assets and $120,000 in advanced royalties.

DPT Lakewood Litigation

On February 25, 2003, we filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, we alleged, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated our trade secrets relating to CARMOL®40 CREAM. During 1999, we provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL®40 CREAM, substantial trade secret information to a company of which we believe DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL®40 CREAM. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis. Among other things, we sought damages from DPT Lakewood for misappropriation of our trade secrets. DPT Lakewood counterclaimed against us seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. The patent claims and counterclaims were recently dismissed with the consent of both parties. This dismissal led to our successful application to have remaining state law based claims and counterclaims dismissed without prejudice for lack of subject matter jurisdiction.

On June 3, 2004, DPT Lakewood instituted a New Jersey state court action against us asserting the common law defamation and tortious interference claims that were recently dismissed by the federal court for lack of subject matter jurisdiction. Our response to the complaint (a motion to dismiss) was recently filed, and has not yet been ruled upon by the Court. We continue to review our strategies and alternatives with respect to this lawsuit.

On March 6, 2003, DPT Laboratories, Ltd., filed a lawsuit against us alleging defamation arising from our press release announcing commencement of the litigation against DPT Lakewood. On July 11, 2003, the District Court for the Western District of Texas denied our motion to dismiss. DPT Laboratories recently designated an expert opining that it has suffered over $1 million in damages as a result of our allegedly defamatory comment in a press release regarding the New Jersey patent infringement litigation. We have subsequently identified an expert witness in the case calling into serious question both the methodology and the facts upon which DPT Laboratories’ expert based that opinion. We are moving forward with additional discovery in the case in anticipation of filing a dispositive motion in the coming months.

We continue to review our strategies and alternatives with respect to the pending lawsuits by DPT Laboratories, continue to believe that their suits are without merit and intend to vigorously defend our position.

General Litigation

We and our operating subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on June 15, 2004, the shareholders voted on the following proposals with the results as indicated:

1.	Holders of common stock elected three directors to serve for a one year term, as follows:

	For	Against
Michael Bernstein	10,450,250	4,058,719
Steven Kriegsman	14,100,516	408,483
Alan Wolin, Ph.D	10,485,342	4,023,627

2.	Holders of Class B common stock elected five directors to serve for a one year term, as follows:

	For	Against
C. Ralph Daniel, III, M.D	429,752	-0-
Andre Fedida, M.D	429,752	-0-
Michael Fedida, R.Ph	429,752	-0-
Daniel Glassman	429,752	-0-
Iris Glassman	429,752	-0-

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of June 8, 2004, by and among Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company, and Bradley Pharmaceuticals, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Form 8-K filed on April 29, 2004 relating to the Company’s First Quarter 2004 financial results.

Form 8-K filed on June 9, 2004 relating to the Company’s entering into a definitive agreement to acquire the assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)

Date: August 9, 2004	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2004	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

