Form 10-Q
period 2004-09-30
BRADLEY PHARMACEUTICALS INC
filed 2004-11-09
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number 0-18881

BRADLEY PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-2581418
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

383 Route 46 West
Fairfield, NJ 07004

(Address of principal executive offices)

(973) 882-1505

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES |X|   NO |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2004
Common Stock, $.01 par value	15,407,239
Class B Common Stock, $.01 par value	429,752

1

BRADLEY PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003 (a)
Assets
Current assets:
Cash and cash equivalents	$ 42,865,701	$144,488,208
Short-term investments	27,418,651	38,014,672
Accounts receivable, net	7,299,736	2,610,715
Inventories, net	9,564,287	2,393,690
Deferred tax assets	4,215,557	2,676,208
Prepaid income taxes	1,913,759	—
Prepaid expenses and other	3,290,388	1,640,188

Total current assets	96,568,079	191,823,681

Property and equipment, net	1,677,456	952,436
Intangible assets, net	163,052,370	5,238,532
Goodwill	26,296,719	289,328
Deferred tax assets	1,900,046	2,474,990
Deferred financing costs	5,616,941	2,620,161
Other assets	11,706	13,555

Total assets	$295,123,317	$203,412,683

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 15,105,774	$ 91,677
Accounts payable	4,427,756	4,340,000
Accrued expenses	9,977,078	8,330,198
Income taxes payable	—	705,308

Total current liabilities	29,510,608	13,467,183

Long-term debt, less current maturities	60,060,056	49,831
Convertible senior subordinated notes due 2013	37,000,000	37,000,000

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and
outstanding: 16,097,297 and 15,752,287 at September 30, 2004 and at December 31, 2003, respectively	160,973	157,523
Class B common stock, $0.01 par value; shares authorized: 900,000;
issued andoutstanding: 429,752 at September 30, 2004 and at December 31, 2003	4,298	4,298
Additional paid-in capital	131,301,301	129,626,913
Retained earnings	39,810,882	25,393,778
Accumulated other comprehensive loss	(47,562)	(17,045)
Treasury stock, 845,658 and 831,286 shares at cost at September 30, 2004
and at December 31, 2003, respectively	(2,677,239)	(2,269,798)

Total stockholders’ equity	168,552,653	152,895,669

Total liabilities and stockholders’ equity	$ 295,123,317	$ 203,412,683

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$ 28,496,605	$ 19,982,531	$ 76,518,627	$ 51,248,129
Cost of sales	2,460,223	1,607,955	6,615,705	4,316,447

	26,036,382	18,374,576	69,902,922	46,931,682

Selling, general and
administrative	17,037,808	9,683,140	42,976,542	27,507,165
Depreciation and
amortization	1,617,615	308,648	2,260,094	896,458
Gain on investments	(3,952)	(64,136)	(35,328)	(64,136)
Interest income	(368,135)	(283,360)	(1,903,896)	(495,169)
Interest expense	1,690,663	439,574	2,736,406	548,833

	19,973,999	10,083,866	46,033,818	28,393,151

Income before income tax
expense	6,062,383	8,290,710	23,869,104	18,538,531
Income tax expense	2,401,000	3,233,000	9,452,000	7,230,000

Net income	$ 3,661,383	$ 5,057,710	$ 14,417,104	$ 11,308,531

Basic net income per common
share	$ 0.23	$ 0.47	$ 0.92	$ 1.07

Diluted net income per common
share	$ 0.21	$ 0.39	$ 0.82	$ 0.94

Shares used in computing basic
net income per common share	15,690,000	10,680,000	15,610,000	10,600,000

Shares used in computing
diluted net income per
common share	18,410,000	13,550,000	18,400,000	12,290,000

See accompanying notes to consolidated financial statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$ 14,417,104	$ 11,308,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260,094	896,458
Amortization of deferred financing costs	350,617	107,840
Deferred income taxes	216,900	(463,716)
Gains on short-term investments	(35,328)	—
Tax benefit due to exercise of non-qualified options and warrants	361,653	1,137,456
Noncash compensation for services	125,036	11,041
Changes in operating assets and liabilities:
Accounts receivable	(5,314,548)	(1,002,899)
Inventories	(1,117,720)	(776,896)
Prepaid expenses and other	(1,258,167)	(536,571)
Accounts payable	(579,658)	499,551
Accrued expenses	1,473,898	2,661,643
Income taxes payable	(2,619,067)	1,027,390

Net cash provided by operating activities	8,280,814	14,869,828
Cash flows from investing activities:
Sale (purchase) of short-term investments- net	10,600,832	(20,452,287)
Purchase of international distribution rights	(2,600,000)	—
Purchase of Bioglan Pharmaceuticals	(189,760,615)	—
Purchases of property and equipment	(556,338)	(378,649)

Net cash used in investing activities	(182,316,121)	(20,830,936)
Cash flows from financing activities:
Payment of notes payable	(23,511)	(228,792)
Proceeds from sale of 4% convertible senior subordinated notes	—	37,000,000
Payment of deferred financing costs associated with the sale of
4% convertible senior subordinated notes	—	(2,676,779)
Proceeds from term note	75,000,000	—
Proceeds from bridge loan	50,000,000	—
Payment of bridge loan	(50,000,000)	—
Payment of deferred financing costs associated with term note and loan	(3,347,397)	—
Proceeds from exercise of stock options and warrants	1,133,412	943,378
Payment of registration costs	(76,963)	—
Purchase of treasury shares	(418,077)	(545,055)
Distribution of treasury shares	145,336	107,378

Net cash provided by financing activities	72,412,800	34,600,130

Net (decrease) increase in cash and cash equivalents	(101,622,507)	28,639,022
Cash and cash equivalents at beginning of period	144,488,208	20,820,725

Cash and cash equivalents at end of period	$ 42,865,701	$ 49,459,747

(Continued)

6

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,095,000	$ 22,000

Income taxes	$9,108,000	$5,529,000

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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of September 30, 2004, and its results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

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

        The results reported for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B — Stock Based Compensation

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note I.2 of the Company’s Form 10-K for the period ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issuedto Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,”using the assumptions described in Note K.

	Three Months Ended
	September 30, 2004	September 30, 2003
Net income, as reported	$3,661,383	$5,057,710
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	443,166	322,458

Pro forma net income for basic computation	$3,218,217	$4,735,252

Net income, as reported	$3,661,383	$5,057,710
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	443,166	322,458
Add: After-tax interest expense and other from 4% convertible senior
subordinated notes due 2013	253,723	199,858

Pro forma net income for diluted computation	$3,471,940	$4,935,110

Net income per share:
Basic- as reported	$ 0.23	$ 0.47

Basic- pro forma	$ 0.20	$ 0.44

Diluted- as reported	$ 0.21	$ 0.39

Diluted- pro forma	$ 0.19	$ 0.36

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net income, as reported	$14,417,104	$11,308,531
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	1,385,633	1,077,858

Pro forma net income for basic computation	$13,031,471	$10,230,673

Net income, as reported	$14,417,104	$11,308,531
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	1,385,633	1,077,858
Add: After-tax interest expense from 4% convertible senior subordinated notes due 2013	761,107	231,398

Pro forma net income for diluted computation	$13,792,578	$10,462,071

Net income per share:
Basic- as reported	$ 0.92	$ 1.07

Basic- pro forma	$ 0.83	$ 0.97

Diluted- as reported	$ 0.82	$ 0.94

Diluted- pro forma	$ 0.75	$ 0.85

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Basic shares	15,690,000	10,680,000	15,610,000	10,600,000
Dilution:
Stock options and warrants	870,000	1,170,000	940,000	1,040,000
Convertible notes	1,850,000	1,700,000	1,850,000	650,000

Diluted shares	18,410,000	13,550,000	18,400,000	12,290,000

Net income as reported	$ 3,661,383	$ 5,057,710	$14,417,104	$11,308,531
After-tax interest expense and other
from convertible notes	253,723	199,858	761,170	231,398

Adjusted net income	$ 3,915,106	$ 5,257,568	$15,178,274	$11,539,929

Basic income per share	$ 0.23	$ 0.47	$ 0.92	$ 1.07

Diluted income per share	$ 0.21	$ 0.39	$ 0.82	$ 0.94

        In addition to stock options and warrants included in the above computation, options and warrants to purchase 180,000 and 123,500 shares of common stock at prices ranging from $24.25 to $26.68 and $24.85 to $26.68 per share were outstanding for purpose of calculating per share amounts for the three and nine months ending September 30, 2004, respectively. Further, options and warrants to purchase 32,500 shares of common stock at prices ranging from $18.70 to $20.18 per share were outstanding for purposes of calculating per share amounts for the nine months ending September 30, 2003. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

Note D – Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Comprehensive income:
Net income	$3,661,383	$5,057,710	$ 14,417,104	$11,308,531
Other comprehensive income (loss):
Net unrealized income (loss)
on available for sale securities	484,809	129,181	(30,517)	233,874

Comprehensive income	$4,146,192	$5,186,891	$ 14,386,587	$11,542,405

Note E – Business Segment Information

        The Company’s three reportable segments are Doak Dermatologics, Inc. (dermatology and podiatry), Bioglan Pharmaceuticals Corp. (dermatology) and Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other). Each segment has been identified by the Company to be distinct operating units distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Bioglan Pharmaceuticals’ products are marketed, promoted and distributed primarily to physicians practicing in the field of dermatology; and Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine. On August 10, 2004 the Company, through its wholly-owned subsidiary Bioglan Pharmaceuticals Corp (formerly BDY Acquisition Corp.), acquired certain assets constituting the “Bioglan business” from Bioglan Pharmaceuticals Company and certain of its affiliated companies. The Bioglan business is currently operated as a separate subsidiary but may, upon completion of the integration of the Bioglan business with the Company’s other dermatology operations, be combined into one reportable segment with Doak.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Form 10-K for the year ended December 31, 2003. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the three segments are for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net sales:
Doak Dermatologics, Inc.	$ 17,461,269	$16,054,439	$ 52,315,809	$39,590,441
Bioglan Pharmaceuticals Corp.	3,708,918	—	3,708,918	—
Kenwood Therapeutics	7,326,418	3,928,092	20,493,900	11,657,688

	$ 28,496,605	$19,982,531	$ 76,518,627	$51,248,129

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 131,306	$ 63,384	$ 242,214	$ 195,790
Bioglan Pharmaceuticals Corp.	1,214,717	—	1,214,717	—
Kenwood Therapeutics	271,592	245,264	803,163	700,668

	$ 1,617,615	$ 308,648	$ 2,260,094	$ 896,458

Income (loss) before income tax:
Doak Dermatologics, Inc.	$ 5,269,616	$ 8,018,869	$ 20,414,935	$17,751,134
Bioglan Pharmaceuticals Corp.	(53,016)	—	(53,016)	—
Kenwood Therapeutics	845,783	271,841	3,507,185	787,397

	$ 6,062,383	$ 8,290,710	$ 23,869,104	$18,538,531

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ 2,087,000	$ 3,127,000	$ 8,084,000	$ 6,923,000
Bioglan Pharmaceuticals Corp.	(21,000)	—	(21,000)	—
Kenwood Therapeutics	335,000	106,000	1,389,000	307,000

	$ 2,401,000	$ 3,233,000	$ 9,452,000	$ 7,230,000

Net income (loss):
Doak Dermatologics, Inc.	$ 3,182,616	$ 4,891,869	$ 12,330,935	$10,828,134
Bioglan Pharmaceuticals Corp.	(32,016)	—	(32,016)	—
Kenwood Therapeutics	510,783	165,841	2,118,185	480,397

	$ 3,661,383	$ 5,057,710	$ 14,417,104	$11,308,531

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$ 16,972,155	15,513,494	$ 50,971,007	$38,620,063
Other countries	489,114	540,945	1,344,802	970,378

	$ 17,461,269	$16,054,439	$ 52,315,809	$39,590,441

Bioglan Pharmaceuticals Corp.
United States	$ 3,708,152	—	$ 3,708,152	—
Other countries	766	—	766	—

	$ 3,708,918	—	$ 3,708,918	—

Kenwood Therapeutics
United States	$ 7,297,924	$ 3,913,925	$ 20,316,963	$11,574,622
Other countries	28,494	14,167	176,937	83,066

	$ 7,326,418	$ 3,928,092	$ 20,493,900	$11,657,688

Net sales by category:
Dermatology and
podiatry	$ 21,170,187	$16,054,439	$ 56,024,727	$39,590,441
Gastrointestinal	5,226,136	2,790,241	13,926,035	5,482,785
Respiratory	1,847,429	501,589	5,093,061	4,269,209
Nutritional	185,541	545,736	1,226,535	1,669,570
Other	67,312	90,526	248,269	236,124

	$ 28,496,605	$19,982,531	$ 76,518,627	$51,248,129

        The basis of accounting that is used by the Company to record business segments’ sales have been recorded and allocated by each business segment’s identifiable products.

The basis of accounting that is used by the Company to allocate expenses that relate to all segments are based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on the segment’s proportionate share of net sales.

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

        The following is a summary of available-for-sale securities for September 30, 2004:

	Cost	Gross Unrealized Gain/(Loss)	Gross Fair Value
Municipal bonds	$22,899,653	$(47,562)	$22,852,091

Total available-for-sale
securities	$22,899,653	$(47,562)	$22,852,091

        During the three and nine months ended September 30, 2004, the Company had gross realized gain on investment of $3,952 and $35,328, respectively. During the three and nine months ended September 30, 2003, the Company had a gross realized gain on investment securities of $64,136. The net adjustment to unrealized gain or loss during the three and nine months ended September 30, 2004 on available-for-sale securities included in stockholders’ equity totaled a gain of $484,809 for the three months ended September 30, 2004 and a loss of $30,517 for the nine months September 30, 2004 and the net adjustment to unrealized income during three and nine months ended September 30, 2003 on available-for-sale securities included in stockholders’ equity totaled a gain of $129,181 and $233,874, respectively. The Company views its available-for-sale securities as available for current operations.

        The Company’s held-to-maturity investments represents investments with financial institutions that have an original maturity of more than three months and a remaining maturity of less than one year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at cost.

        The composition of the Company’s held-to-maturity investments at September 30, 2004 is as follows:

Municipal bonds, 1.25%
maturity date November 1, 2004	$ 446,118
Municipal bonds, 1.43%
maturity date January 1, 2005	1,898,259
Municipal bonds, 1.44%
maturity date January 1, 2005	2,222,183

Total held-to-maturity investments	$4,566,560

Note G – Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 88% of gross accounts receivable at September 30, 2004. On September 30, 2004, Cardinal Health, Inc. owed 42% of gross accounts receivable to the Company, McKesson Corporation owed 32% of gross accounts receivable to the Company and Quality King, Inc. owed 14% of gross accounts receivable to the Company.

        In addition, the Company’s four largest customers accounted for 87% of the gross sales for the three and nine months ended September 30, 2004 and 83% and 81% of gross sales for the three and nine months ended September 30, 2003, respectively. The following table presents a summary of sales to these customers, who are wholesalers, during the nine months ended September 30, 2004 and 2003 as a percentage of the Company’s total gross sales:

Customer	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
AmerisourceBergen Corporation	12%	16%
Cardinal Health, Inc.	37%	26%
McKesson Corporation	23%	24%
Quality King, Inc.	15%	15%

Total	87%	81%

        Accounts receivable balances at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Accounts receivable:
Trade	$10,499,991	$5,147,220
Other	2,112,970	20,933
Less allowances:
Chargebacks	1,270,562	1,219,622
Returns	3,362,383	925,685
Discounts	230,698	121,910
Doubtful accounts	449,582	290,221

Accounts receivable, net of allowances	$ 7,299,736	$2,610,715

        Included in the accounts receivable other is $1,936,411 owed by Quintiles Transnational Corp. due to a post-closing adjustment based upon the working capital of the Bioglan business as of the closing date of its acquisition by the Company from affiliates of Quintiles.

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

        Inventory balances at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Finished goods	$ 7,703,012	$ 2,225,719
Raw materials	2,299,012	308,494
Valuation reserve	(437,737)	(140,523)

Inventories, net	$ 9,564,287	$ 2,393,690

Note I – Accrued Expenses

        Accrued expenses balances at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Employee compensation
	$2,594,071	$3,566,683
Rebate payable	473,916	184,294
Rebate liability	4,905,389	3,904,752
Other	2,003,702	674,469

Accrued expenses	$9,977,078	$8,330,198

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On September 30, 2004 and December 31, 2003, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

Note K – Incentive and Non-Qualified Stock Option Plan

        During the nine months ended September 30, 2004, the Company granted 150,700 options at exercise prices ranging from $21.05 to $25.75 to employees and directors, canceled 23,833 options, and exercised 344,977 options and warrants, generating proceeds to the Company of $1,133,412 and a tax benefit of $361,653.

        During the nine months ended September 30, 2003, the Company granted a consultant options to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, nonforfeitable, and will expire 3 years from its initial exercise date. During the nine months ended September 30, 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options.

        All options issued during the nine months ended September 30, 2004 were at or above the market price on the date of grant.

        The Company applies the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions for grants during the periods ending September 30, 2004 and 2003: no dividend yield; expected volatility of 60%; risk-free interest rate of 5%; and expected life of four years for directors and officers and two years for others.

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

        The Company leases approximately 32,000 square feet of office space at 383 Route 46 West, Fairfield, New Jersey, under a lease that expires on January 31, 2008, with a limited liability company that is controlled by Daniel Glassman, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an executive officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $492,000 and $445,000 for the nine months ended September 30, 2004 and 2003, respectively.

Transactions With an Affiliated Company

        Daniel and Iris Glassman are majority owners of Medimetrik Inc., a privately held entity that was principally engaged in the business of market research services and ceased providing services to the Company in June 2004. During the nine months ended September 30, 2004 (services ceased in June 2004) and 2003, the Company incurred expenses for administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) from Medimetrik Inc. in the amount of approximately $29,000 and $31,000, respectively.

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

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. Adoption of EITF 03-1 did not have an effect.

        In March 2004 the FASB issued a proposed standard entitled “Share-Based Payment—An Amendment of FAS Nos. 123 and 95.” The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The FASB currently expects the final standard to be effective for during 2005 for the Company. See Note B for the quarterly disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model. The FASB’s proposal advocates using a binomial (lattice-based) option pricing model rather than the Black-Scholes model the company currently uses to determine grant date fair value. The Company has not yet determined what, if any, impact using the recommended binomial model will have on the company’s estimated net income and earnings per share dilution compared to the Black-Scholes model.

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

Note N – Commitments & Contingencies

Dermik/Aventis Litigation

        The Company entered into a settlement agreement with Dermik, dated as of June 30, 2004, in which the parties agreed to settle all legal proceedings between them involving patents owned by the Company relating to dermatologic compositions with approximately 21% to 40% urea and their therapeutic uses.

DPT Lakewood Litigation

        On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleged, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company’s trade secrets relating to CARMOL®40 CREAM. During 1999, the Company provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL®40 CREAM, substantial trade secret information to a company of which the Company believes DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL®40 CREAM. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis. Among other things, the Company sought damages from DPT Lakewood for misappropriation of the Company’s trade secrets. DPT Lakewood counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. The patent claims and counterclaims were recently dismissed with the consent of both parties. This dismissal led to the successful application to have remaining state law based claims and counterclaims dismissed without prejudice for lack of subject matter jurisdiction.

        On June 3, 2004, DPT Lakewood instituted a New Jersey state court action against the Company asserting the common law defamation and tortious interference claims that were recently dismissed by the federal court for lack of subject matter jurisdiction. The Company’s response to the complaint (a motion to dismiss) was recently denied, however, the appellate court has returned this matter to the trial court for reconsideration.

        On March 6, 2003, DPT Laboratories, Ltd., filed a lawsuit against the Company alleging defamation arising from the Company’s press release announcing commencement of the litigation against DPT Lakewood. On July 11, 2003, the District Court for the Western District of Texas denied the Company’s motion to dismiss. DPT Laboratories recently designated an expert opining that it has suffered over $1 million in damages as a result of the Company’s allegedly defamatory comment in a press release regarding the New Jersey patent infringement litigation. The Company has subsequently identified an expert witness in the case calling into serious question both the methodology and the facts upon which DPT Laboratories’ expert based that opinion.

        The Company and DPT Laboratories are actively engaged in negotiations to resolve their dispute, but there can be no assurance that an amicable resolution, on favorable terms, will be obtained.

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

Securities Transferred to 401(k) Plan

        From 1997 through January 2004, the Company failed to register, in compliance with applicable securities laws, shares of the Company’s common stock transferred to participants in its 401(k) plan and the interests of those participants in that plan, which may also be deemed securities requiring registration. The Company may offer a right of rescission to those participants who received shares of its common stock in violation of applicable securities laws during the two years preceding the date of the rescission offer, the statute of limitations period that the Company believes may apply to claims for rescission under applicable state laws, or possibly a longer or shorter period. Under that rescission offer, the participants could require the Company to repurchase those shares at the price per share of the Company’s common stock when the shares were transferred to the participant’s account, plus interest at a rate to be determined.

        Based upon the Company’s preliminary investigation, the Company currently believes that approximately 22,000 shares of its common stock were transferred to 401(k) plan participants since January 1, 2002 in violation of applicable securities laws and, if subject to its rescission offer, would have an aggregate repurchase price of approximately $301,000, plus interest. The Company may also face fines or other penalties for its violation of applicable securities laws, and may be required to offer rescission to participants who received shares of the Company’s common stock prior to the two-year period preceding our possible rescission offer.

        In addition, applicable securities laws do not expressly provide that the Company’s rescission offer would terminate a participant’s right to rescind a sale of stock that was not properly registered. Accordingly, even if the rescission offer is made the Company may continue to have a contingent liability relating to the shares transferred to participants who do not accept the rescission offer, based upon the price per share of the Company’s common stock when the shares were transferred to the participant’s account.

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

International Distribution Agreement

        On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron®and Noritate®, and three additional products, Hytone, Sulfacet R and Zetar Shampoo. Pursuant to this agreement, the Company will have exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company will be responsible for securing the necessary approvals to market these products in these countries. The Company has agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which the Company has paid approximately $2.6 million in distribution rights included in intangible assets and $120,000 in advanced royalties.

Note O – Purchase of Bioglan Pharmaceuticals Company

        On August 10, 2004, the Company, through its wholly-owned subsidiary BDY Acquisition Corp., acquired certain assets constituting the “Bioglan business” from Bioglan Pharmaceuticals Company, Quintiles Bermuda Ltd. and Quintiles Ireland Limited, each a subsidiary of Quintiles Transnational Corp. (“Quintiles”). The purchase price of approximately $190 million, including acquisition costs, was paid in cash.

        The assets acquired include certain intellectual property, regulatory filings, and other assets relating to SOLARAZE® (diclofenac sodium), a topical treatment indicated for the treatment of actinic keratosis; ADOXA® (doxycycline monohydrate), an oral antibiotic indicated for the treatment of acne; ZONALON® (doxepin hydrochloride), a topical treatment indicated for pruritus; TxSystems®, a line of advanced topical treatments used during in-office procedures; and certain other dermatologic products.

        In connection with the acquisition, the Company hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced the Company’s existing credit facility. The Company funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, the Company replaced the bridge loan with a $125 million credit facility, consisting of a $75 million term loan and $50 million revolver.

        The Food and Drug Agency (“FDA”) approved ADOXA® in 2001 as an Abbreviated New Drug Application (“ANDA”). Though the Company is currently unaware of any product currently available that is bioequivalent to ADOXA®, ADOXA®is not patent protected and is subject to possible generic competition. Under a Distribution Agreement with Par Pharmaceuticals, the Company holds the distribution rights for ADOXA® in the United States and related territories. Under a royalty agreement with Par, the Company may use the ANDA owned by Par and must pay Par royalties through 2010 of 5% of sales for the 100mg and 50mg and 7.5% for the 75mg product. After 2010, the Company has the option to purchase the ANDA for $10. In addition, the Company has a manufacturing agreement with Par for ADOXA® also through 2010.

        The FDA approved SOLARAZE® Gel in October 2000, and the related U.S. patent expires in 2014. The Company has a license agreement with Jagotec AG for SOLARAZE® in the United States, Canada and Mexico. The Company also holds the New Drug Application (“NDA”) for the United States and the New Drug Submission for Canada. Under the terms of the license agreement, the Company currently pays royalties of 15% of sales to Jagotec AG. The Company also has a manufacturing agreement with Patheon for the production of SOLARAZE® Gel through February 2006.

        ZONALON® is an FDA-approved product that is off-patent. The Company holds the NDA for ZONALON® in the United States. The Company is attempting to maintain a manufacturing agreement with DPT for the production of ZONALON® through October 2005.

        The Company holds the license in the United States for TxSystems® and Cardinal Health supplies the product. The manufacturing agreement with Cardinal Health is renewed annually, with a required ninety-day notice for termination.

        The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, and accordingly, the results of Bioglan’s operations are included in the Company’s consolidated results from the date of purchase. The amounts are preliminary and are subject to adjustment:

Accounts receivable, net*		$ (625,527)
Inventories		6,052,877
Deferred tax asset, net		1,181,305
Prepaid expenses and other current assets		384,707
Property and equipment		642,614
Intangibles assets subject to amortization:
Patent (10 year useful life)	9,000,000
Core technology (20 year useful life)	42,000,000
Trademarks (20 year useful life)	106,000,000

Total intangible assets subject to amortization		157,000,000
Goodwill		26,007,391
Other assets		5,477

Total assets acquired		190,648,844

Current liabilities		(857,063)
Long-term debt, less current maturities		(31,166)

Total liabilities assumed*		(888,229)

Net assets acquired		$ 189,760,615

* Certain reclassifications have been made to the amounts above, in comparison to Bioglan’s Balance Sheet as of August 10, 2004 on the Form 8-K/A filed with the SEC on October 22, 2004, in order to conform to the Company’s current presentation.

        Assets, excluding intangible assets, and liabilities have been recorded at their net book value, which approximates their fair market value at the date of purchase.

        The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identified intangible assets based upon an independent valuation analysis.

        In accordance with SFAS No. 142, goodwill related to this purchase will not be amortized but will be subject to periodic impairment tests. To the extent the Company is required to pay additional amounts such as acquisition costs, the amount of goodwill that will be subject to periodic impairment assessments will increase. The intangible assets that do have definite lives are being amortized over estimated useful lives ranging from 10 to 20 years.

        The following unaudited pro forma data sets forth the combined consolidated results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003 as if the purchase had taken place on January 1, 2003. The pro forma data gives effect to actual operating results prior to the purchase, with adjustments for interest income, interest expense, intangible amortization expense, foreign currency gain or losses and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$ 30,731,287	$ 25,604,390	$ 114,736,470	$ 85,420,168

Net income	2,530,309	2,137,483	17,644,576	11,615,921

Basic net income per share	$ 0.16	$ 0.20	$ 1.13	$ 1.10

Diluted net income per share	$ 0.15	$ 0.17	$ 1.00	$ 0.96

        The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

        As stated in the Company’s Form 8-K filed with the SEC on August 12, 2004, statements of income and cash flows for the Bioglan business for any period prior to March 22, 2002, the date on which the Bioglan business was acquired by Quintiles, were not available or able to be produced by Quintiles. Accordingly, the Company filed by amendment to the Form 8-K on October 22, 2004, audited balance sheets of the Bioglan business as of December 31, 2003 and 2002 and audited statements of operations, entity equity and cash flows for the periods from March 22, 2002 through December 31, 2002 and January 1, 2003 through December 31, 2003 in addition to the required June 30, 2003 and 2004 unaudited financial statements. Further, the Company filed audited financial statements of the Bioglan business for the period from January 1, 2004 through the closing, which provided more current information than, but are not a substitute for, the omitted statements of income and cash flows for the pre-March 22, 2002 periods.

        Due to the significance of this acquisition to the Company, among other factors, the Company was unable to obtain a waiver from the SEC of the requirement to include the pre-March 22, 2002 statements of income and cash flows. However, the Company believes that those omitted financial statements would not be particularly meaningful to an understanding of the current and future operations of the Company and the Bioglan business because, among other reasons, it understands that the Bioglan business was part of an insolvent organization prior to its acquisition by Quintiles and not operated in the ordinary course of business during the period that would be covered by those financial statements. Once the Company has filed audited financial statements that include the operations of the Bioglan business for an appropriate post-closing period, the Company intends to again seek a waiver from the SEC concerning its omission of those financial statements, which would allow the Company to have future registration statements for its securities declared effective by the SEC, though the Company cannot assure whether or when that waiver may be granted. Until the Company is able to have registration statements for public offerings of its securities declared effective by the SEC, the Company would need to pursue additional borrowings or private placements of securities if it desires to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

Note P – Credit Facility

        The Company’s previous loan agreement with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility was replaced on August 10, 2004 with a $50 million bridge loan from Wachovia Bank. The $50 million bridge loan was replaced on September 28, 2004 with $125 million credit facility with a syndicate of banks led by Wachovia.

        The $125 million credit facility is comprised of a $75 million term loan and a $50 million revolving line of credit. The credit facility expires and becomes due upon the earlier to occur of (i) September 28, 2009; and (ii) May 15, 2008 if, after giving effect to a redemption of the Company’s outstanding $37 million of convertible senior subordinated notes due 2013 that may be compelled by the noteholders on June 15, 2008, the Company would fail to meet certain financial ratios described in the credit agreement.

The credit facility is secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s operating subsidiaries. The Company intends to use the credit facility for general corporate purposes, including potential acquisitions and the repayment the Company made of the former bridge credit facility.

        Amounts outstanding under the credit facility accrue interest at the Company’s choice from time to time of either (i) the base rate (which is equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon the Company’s leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon the Company’s leverage ratio. In addition, the lenders under the credit facility are entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit.

        The financial covenants under the credit facility require that the Company maintain (i) a senior funded debt to EBITDA ratio less than or equal to 2.50 to 1.00 prior to June 20, 2005, 2.25 to 1.00 from July 1, 2005 through June 30, 2006 and 2.00 to 1.00 from July 1, 2006 through maturity; (ii) a funded debt to EBITDA ratio less than or equal to 3.00 to 1.00 prior to June 30, 2005, 2.75 to 1.00 from July 1, 2005 through June 30, 2006 and 2.50 to 1.00 from July 1, 2006 through maturity; and (iii) a fixed charge coverage ratio (which is a ratio of (A) EBITDA minus consolidated capital expenditures to (B) the sum of consolidated interest expenses, funded debt payments, cash taxes paid and certain restricted payments) greater than or equal to 1.20 to 1.00. As of the date of this report, the Company is in compliance with those covenants, the entire $75 million term loan is outstanding and no amounts are outstanding under the revolving credit facility. As of September 30, 2004, the Company has incurred $3,347,397 of deferred financing costs associated with this credit facility.

Note Q – Stock Repurchase Plan

        During September 2004, the Company’s previously announced program to repurchase up to $4 million of outstanding common stock expired. During September 2004, prior to the plan’s expiration, the Company repurchased 20,000 shares at a cost of $418,077. The Company had repurchased, from the plan’s inception during September 2002, a total of 117,713 shares at a cost of $1,474,102.

        On October 27, 2004, the Company’s Board of Directors approved a program to repurchase up to $8 million of the Company’s outstanding common stock. Repurchases are currently subject, however, to a restriction under the Company’s recently established $125 million credit facility, which limits the aggregate repurchases of stock by the Company to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of management of the Company.

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

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Form 10-K for the year ended December 31, 2003, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or contained or incorporated by reference in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to execute our Acquire, Enhance, Grow strategy;
•	market acceptance of our products;
•	our plans to launch new and enhanced products;
•	our plans to increase our sales;
•	our ability to obtain new distributors and market approvals in new countries;
•	our plans to pursue patents;
•	our ability to successfully compete in the marketplace;
•	our plans to increase the size of our sales force;
•	our earnings estimates and future financial condition and results of operations;
•	our possible plans to effect a rescission offer relating to our 401(k) plan and its expected impact on our financial condition;
•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q.

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

Overview

        We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products within the dermatologic, podiatric and gastrointestinal markets. We have experienced substantial growth in Net Sales and net income through increased sales of existing products and new product sales, recognizing Net Sales for the nine months ended September 30, 2004 of $76,519,000 representing an increase of $25,270,000, or approximately 49% from $51,248,000 for the nine months ended September 30, 2003.

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

        Our CARMOL®40 product line accounted for approximately 24% of our sales for the nine months ended September 30, 2004 and has faced increasing competition. To lessen our dependence on this product line, we have sought to grow our other product lines both in terms of dollar volume and percentage of revenues. During 2004, we have launched ZODERM® LOTION, GEL and CREAM, KERALACTM LOTION and GEL and ROSULA®NS.

        ZODERM® products are internally developed urea-based topical prescription products that treat acne. KERALACTM is a prescription urea-based topical therapy that removes the surface layer of dead cells and improves skin moisture. KERALACTM was launched as a second-generation product line to CARMOL®40.

        On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®(diclofenac sodium), a topical treatment indicated for the treatment of actinic keratosis, ADOXA®(doxycycline monohydrate), an oral antibiotic indicated for the treatment of acne, ZONALON® (doxepin hydrochloride), a topical treatment indicated for pruritus, TxSystems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration was approximately $190 million, including acquisition costs.

        In connection with the acquisition, we hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced our existing credit facility. We funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, we replaced the bridge loan with a $125 million credit facility, consisting of a $75 million term loan and $50 million revolver.

        ADOXA® is a member of the tetracycline family of antibiotics and is available in 100mg, 75mg and 50mg tablets as doxycycline monohydrate. ADOXA® tablets are small, easy-to-swallow, film-coated tablets, making them ideal for patients who have trouble swallowing capsules. The tetracycline family of antibiotics is useful adjunctive therapy for the treatment of severe acne. These medications work by suppressing the common bacteria known as P. acnes in the skin. They are often used in conjunction with topical therapies as part of an overall acne treatment regimen.

        ADOXA® is one of several branded tetracycline products for acne treatment. The key advantages of ADOXA® versus other treatments include its small, easy-to-swallow tablet form and doxycycline’s proven safety profile.

        SOLARAZE® Gel is the first FDA-approved dermatological product containing the nonsteroidal anti- inflammatory diclofenac sodium in a 3% topical formulation. SOLARZAE® Gel is in the class of therapy for actinic keratosis. Actinic keratoses are common dysplastic, pre-cancerous epidermal lesions affecting a large proportion of fair-skinned individuals. Actinic keratosis skin lesions are caused by over-exposure to the sun. Prior to the introduction of SOLARAZE® Gel, dermatology treatment options typically included cryosurgery, 5-fluorouracil and aminolevulinic acid HCI.

        The key advantages of SOLARAZE® Gel versus other treatment options include its efficacy, tolerability/side-effect profile and its convenient, easy-to-apply non-greasy gel form. SOLARAZE® is also the only topical treatment for actinic keratosis that is approved for use on other parts of the body besides the face.

        ZONALON® cream relieves itch for management of moderate pruritus associated with atopic dermatitis.

        TxSystems® includes AFIRM, a retinol based topical cream, and B-LIFTx, a salicyclic acid based, in-office peel. AFIRM reduces the appearance of fine lines, and its microsponge technology helps reduce the potential for irritation.

Results of Operations

        The following table sets forth certain data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Gross profit	91.3%	92.0%	91.4%	91.6%
Operating expenses	65.5%	49.7%	59.1%	55.3%
Operating income	25.8%	42.3%	32.3%	36.3%
Interest income	1.3%	1.4%	2.5%	1.0%
Interest expense	5.9%	2.2%	3.6%	1.1%
Income tax expense	8.4%	16.2%	12.4%	14.1%

Net income	12.8%	25.3%	18.8%	22.1%

        NET SALES for the three months ended September 30, 2004 were $28,497,000, representing an increase of $8,514,000, or approximately 43%, from $19,983,000 for the three months ended September 30, 2003.

        For the three months ended September 30, 2004, Doak Dermatologics’ Net Sales were $17,461,000, representing an increase of $1,407,000, or approximately 9%, from $16,054,000 for the three months ended September 30, 2003. The increase in Net Sales was led by new product sales from LIDAMANTLE® LOTION, launched in the Fourth Quarter 2003, of $252,000; LIDAMANTLE®HC LOTION, launched in the Fourth Quarter 2003, of $343,000; ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $175,000; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $20,000; ZODERM® CREAM 4.5%, launched in the First Quarter 2004, of $387,000; ZODERM® CREAM 8.5%, launched in the First Quarter 2004, of $45,000; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $476,000; ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $344,000; KERALAC™ LOTION 7oz, launched in the Second Quarter 2004, of $965,000; KERALAC™ LOTION 11oz, launched in the Second Quarter 2004, of $1,287,000; KERALAC™ GEL, launched in the Second Quarter 2004, of $2,007,000; ROSULA®NS, launched in the Third Quarter 2004, of $1,952,000; ZODERM® GEL 6.5%, launched in the Third Quarter 2004, of $799,000; ZODERM® CREAM 6.5%, launched in the Third Quarter 2004, of $705,000; and ZODERM® CLEANSER 6.5%, launched in the Third Quarter 2004, of $1,191,000. Doak’s new product sales were offset by declines in CARMOL®40 CREAM of $3,126,000, CARMOL®40 LOTION of $870,000, CARMOL®40 GEL of $952,000, LIDAMANTLE® CREAM of $508,000, LIDAMANTLE®HC CREAM of $710,000, and in comparison to a newly launched products during the same period last year, ROSULA® AQUEOUS GEL declined $479,000 and ROSULA® AQUEOUS CLEANSER declined $1,983,000. The total Net Sales for CARMOL®40 CREAM, LOTION and GEL for the three months ended September 30, 2004 were $4,220,000.

        For the three months ended September 30, 2004, Kenwood Therapeutics’ Net Sales were $7,326,000, representing an increase of $3,398,000, or approximately 87%, from $3,928,000 for the three months ended September 30, 2003. The increase in Net Sales were led by new product sales of FLORA-Q™, launched in First Quarter 2004, of

$61,000 and product sales growth from ANAMANTLE®HC of $2,708,000 and DECONAMINE® products of $1,264,000, which were partially offset by a decline in GLUTOFAC® ZX of $377,000, and in comparison to a newly launched product during the same period last year, PAMINE®FORTE 5mg declined $337,000.

        On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals Company. The Bioglan Net Sales for the period from the purchase date through September 30, 2004 were $3,709,000, which were comprised of Net Sales of ADOXA® of $2,469,000, SOLARAZE®of $643,000, ZONALON® of $292,000 and other products of $305,000. Bioglan Net Sales during the period were negatively impacted by lower wholesaler purchases as wholesalers reduced their inventory levels. We expect normalized wholesaler purchasing patterns to begin in the Fourth Quarter 2004.

        For the nine months ended September 30, 2004, Doak Dermatologics’ Net Sales were $52,316,000, representing an increase of $12,726,000, or approximately 32%, from $39,590,000 for the nine months ended September 30, 2003. The increase in Net Sales was led by new product sales from LIDAMANTLE®LOTION, launched in the Fourth Quarter 2003, of $985,000; LIDAMANTLE®HC LOTION, launched in the Fourth Quarter 2003, of $1,426,000; ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $778,000; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $906,000; ZODERM® CREAM 4.5%, launched in the First Quarter 2004, of $1,163,000; ZODERM® CREAM 8.5%, launched in the First Quarter 2004, of $1,061,000; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $1,481,000; ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $1,436,000; KERALAC™ LOTION 7oz, launched in the Second Quarter 2004, of $1,853,000; KERALAC™ LOTION 11oz, launched in the Second Quarter 2004, of $2,753,000; KERALAC™ GEL, launched in the Second Quarter 2004, of $3,957,000; ROSULA®NS, launched in the Third Quarter 2004, of $1,952,000; ZODERM® GEL 6.5%, launched in the Third Quarter 2004, of $799,000; ZODERM® CREAM 6.5%, launched in the Third Quarter 2004, of $705,000; and ZODERM® CLEANSER 6.5%, launched in the Third Quarter 2004, of $1,191,000. Doak’s new product sales were offset by declines in CARMOL®40 CREAM of $5,489,000, CARMOL®40 LOTION of $2,019,000, LIDAMANTLE® CREAM of $601,000, LIDAMANTLE®HC CREAM of $665,000, and ROSULA® AQUEOUS GEL of $1,390,000. The total Net Sales for CARMOL®40 CREAM, LOTION and GEL for the nine months ended September 30, 2004 were $18,332,000.

        For the nine months ended September 30, 2004, Kenwood Therapeutics’ Net Sales were $20,494,000, representing an increase of $8,836,000, or approximately 76%, from $11,658,000 for the nine months ended September 30, 2003. The increase in Net Sales were led by new product sales of FLORA-Q™, launched in First Quarter 2004, of $505,000 and product sales growth from ANAMANTLE®HC of $6,803,000, PAMINE® 2.5mg of $649,000, PAMINE® FORTE 5mg of $486,000 and DECONAMINE® products of $1,020,000, which were partially offset by a decline in GLUTOFAC® ZX of $212,000.

        The overall increase in the sales of ANAMANTLE® HC and new product sales, excluding sales as a result of initial stocking related to ZODERM®products, KERALAC™ products and ROSULA®NS, during the three and nine months ended September 30, 2004 were primarily due to promotional efforts, including an increase in the number of sales representatives detailing those products to high potential physicians. The increase in DECONAMINE® products was primarily due to an increase in wholesaler buying patterns. In addition, initial stocking sales from ZODERM® products in the First Quarter and Third Quarter 2004, KERALAC™LOTION and GEL in the Second Quarter 2004 and ROSULA®NS in the Third Quarter 2004 significantly contributed to the increased sales in comparison to the same periods in the prior year. As a result of certain ZODERM® products sales being initial stocking by our customers during the First Quarter 2004, ZODERM® sales during Second Quarter and Third Quarter 2004 were significantly less than the First Quarter 2004. Further, as a result of certain other ZODERM® products and ROSULA®NS being initial stocking by our customers during the Third Quarter 2004, sales of those products during Fourth Quarter 2004 will most likely be significantly less than the Third Quarter 2004.

        During the Second Quarter 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the Fourth Quarter 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, LOTION and GEL, also with the same active ingredient. These introductions of competing products resulted in reduced demand for our CARMOL® 40 CREAM and LOTION products during the three and nine months ended September 30, 2004, and CARMOL® 40 GEL during the three months ended September 30, 2004, in comparison to the same periods in the prior year. In order to minimize a reduction in our overall Net Sales arising from increased competition related to the CARMOL® 40 products, the Company has implemented life cycle management techniques, including launching new products KERALAC™ LOTION and GEL.

        During October 2004, generic competitors introduced less expensive comparable products to ANAMANTLE®HC. As a result of the increased competition for ANAMANTLE®HC based on price, we expect lower Net Sales for this existing ANAMANTLE®HC product in the upcoming quarters. In order to minimize an aggregated reduction in Net Sales related to increased competition for ANAMANTLE®HC, the Company will attempt to implement life cycle management techniques by launching line extensions. If sales of the CARMOL®40 product line or any other material product line decreases, including ZODERM®products, KERALAC™LOTION and GEL, ANAMANTLE®HC, PAMINE® or other Company products, as a result of increased competition, government regulations, wholesaler buying patterns, physicians prescribing habits or for any other reason and we fail to replace those sales, our revenues and profitability would decrease.

        COST OF SALES for the three months ended September 30, 2004 were $2,460,000, representing an increase of $852,000, or approximately 53%, from $1,608,000 for the three months ended September 30, 2003. Cost of sales for the nine months ended September 30, 2004 were $6,616,000, representing an increase of

$2,300,000, or approximately 53%, from $4,316,000 for the nine months ended September 30, 2003. The gross profit percentage for the three and nine months ended September 30, 2004 was 91% in comparison to 92% for the same periods the prior year. The gross profit percentage for Bioglan products was 80% for the period from August 10, 2004, to the date of acquisition, through September 30, 2004. As a result of the Bioglan purchase occurring in the middle of the Third Quarter 2004, Bioglan’s lower gross profit percentage was offset by a price increase on our legacy products. We expect a lower gross profit percentage during the Fourth Quarter 2004 due to inclusion of a three full months of Bioglan operations.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2004 were $17,038,000, representing an increase of $7,355,000, or 76%, compared to $9,683,000 for the three months ended September 30, 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $42,977,000, representing an increase of $15,470,000, or 56%, compared to $27,507,000 for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands. The following table sets forth the increase in certain expenditures for the periods indicated:

	Change from the Three Months Ended September 30, 2004 in comparison to September 30, 2003	Change from the Nine Months Ended September 30, 2004 in comparison to September 30, 2003
Sales Payroll	$ 940,000	$3,071,000
Bioglan Sales
Payroll	$ 428,000	$ 428,000
Travel and
Entertainment*	$ 581,000	$1,856,000
ZODERM(R)
Promotional Costs	$ 454,000	$1,710,000
KERALAC(TM)
Promotional Costs	$1,246,000	$1,352,000
Other
Promotional Costs	$ 371,000	$ 795,000
Bioglan Products
Promotional Costs	$ 125,000	$ 125,000
Research and
Development Costs**	$ 27,000	$ 180,000

Insurance	$ 251,000	$ 542,000
Marketing, General
and Administrative
Payroll	$ 735,000	$2,157,000

* Increases in travel and entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.

** Total research and development expenses for the three and nine months ended September 30, 2004 were $114,000 and $629,000, respectively.

        Selling, general and administrative expenses as a percentage of Net Sales were 60% for the three months ended September 30, 2004, representing an increase of 12% compared to 48% for the three months ended September 30, 2003. Selling, general and administrative expenses as a percentage of Net Sales were 56% for the nine months ended September 30, 2004, representing an increase of 2% compared to 54% for the nine months ended September 30, 2003.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended September 30, 2004 were $1,618,000, representing an increase of $1,309,000 from $309,000 for the three months ended September 30, 2003. Depreciation and amortization expenses for the nine months ended September 30, 2004 were $2,260,000, representing an increase of $1,364,000 from $896,000 in the nine months ended September 30, 2003. The increase in depreciation and amortization expenses was primarily due to the purchase of amortizable intangibles and property and equipment relating to the Bioglan acquisition.

        GAIN ON INVESTMENT for the three months ended September 30, 2004 was $4,000, representing a decrease of $60,000 from $64,000 in the three months ended September 30, 2003. Gain on investment for the nine months ended September 30, 2004 was $35,000, representing a decrease of $29,000 from $64,000 for the nine months ended September 30, 2003.

        INTEREST INCOME for the three months ended September 30, 2004 was $368,000, representing an increase of $85,000 from the three months ended September 30, 2003. Interest income for the nine months ended September 30, 2004 was $1,904,000, representing an increase of $1,409,000 from the nine months ended September 30, 2003. The increases were principally due to investment of the net proceeds of $96,205,000 from the issuance of 4.6 million shares of common stock in December 2003. As a result of the Bioglan acquisition, cash and cash equivalents and short-term investments at September 30, 2004 decreased in comparison to the same date last year, and we expect a decrease in interest income during the Fourth Quarter 2004.

        INTEREST EXPENSE for the three months ended September 30, 2004 was $1,691,000, representing an increase of $1,251,000 from the three months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 was $2,736,000, representing an increase of $2,188,000 from the nine months ended September 30, 2003. The increases were principally due to interest expense related to our convertible notes, bridge loan and the credit facility which replaced the bridge loan.

        INCOME TAX EXPENSE for the three months ended September 30, 2004 was $2,401,000, representing a decrease of $832,000 from $3,233,000 for the three months ended September 30, 2003. Income tax expense for the nine months ended September 30, 2004 was $9,452,000, representing an increase of $2,222,000 from $7,230,000 for the nine months ended September 30, 2003. The effective tax rate used to calculate the income tax expense for the three and nine months ended September 30, 2004 was approximately 40%. The effective tax rate used to calculate the income tax expense for the three and nine months ended September 30, 2003 was approximately 39%. The increase in the effective tax rate during the three and nine months ended September 30, 2004 was principally due to a projected increase in the federal statutory rate, as our estimated pretax income for 2004 will result in a higher tax bracket.

        NET INCOME for the three months ended September 30, 2004 was $3,661,000, representing a decrease of $1,396,000, or 28%, from $5,058,000 for the three months ended September 30, 2003. Net income as a percentage of Net Sales for the three months ended September 30, 2004 was 13%, representing a decrease of 12% compared to 25% for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $14,417,000 representing an increase of $3,108,000, or 27%, from $11,309,000 for the nine months ended September 30, 2003. Net income as a percentage of Net Sales for the nine months ended September 30, 2004 was 19%, representing a decrease of 3% compared to 22% for the nine months ended September 30, 2003. The decrease in net income for the three months ended September 30, 2004 was principally due to an increase in selling, general and administrative expenses, depreciation and amortization expenses and interest expense partially offset by an increase in Net Sales and interest income. The increase in net income in the aggregate for the nine months ended September 30, 2004 was principally due to an increase in Net Sales and interest income partially offset by an increase in selling, general and administrative expenses, depreciation and amortization expenses and interest expense.

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

        In March 2004 the FASB issued a proposed standard entitled “Share-Based Payment—An Amendment of FAS Nos. 123 and 95.” The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The FASB currently expects the final standard to be effective during 2005 for the Company. See Note B for the quarterly disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model. The FASB’s proposal advocates using a binomial (lattice-based) option pricing model rather than the Black-Scholes model we currently use to determine grant date fair value. We have not yet determined what, if any, impact using the recommended binomial model will have on our estimated net income and earnings per share dilution compared to the Black-Scholes model.

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

Liquidity and Capital Resources

        Our cash and cash equivalents and short-term investments were $70,284,000 at September 30, 2004 and $182,503,000 at December 31, 2003. Cash provided by operating activities for the nine months ended September 30, 2004 was $8,281,000. The sources of cash primarily resulted from net income of $14,417,000 plus non-cash charges for depreciation and amortization of $2,260,000; non-cash charges for amortization of deferred financing costs of $351,000; non-cash compensation for services of $125,000; tax benefit from exercise of non-qualified stock options and warrants of $362,000; a decrease in deferred income tax assets of $217,000; and an increase in accrued expenses of $1,474,000. The sources of cash were partially offset by a gain on investment of $35,000 from sales of short-term investments; an increase in accounts receivable of $5,315,000, primarily due to the initial sales of the newly launched products being recorded during the Third Quarter 2004; an increase in inventories of $1,118,000, primarily due to initial purchases of finished goods of our newly launched products; an increase in prepaid expenses and other of $1,258,000; a decrease in accounts payable of $580,000 primarily due to increased payments during the period; and a decrease in income taxes payable of $2,619,000, primarily due to increased tax payments.

        Cash used in investing activities for the nine months ended September 30, 2004 was $182,316,000, resulting from purchase of intangible assets of $2,600,000 relating to an international distribution agreement with Dermik Laboratories; purchase of certain assets of Bioglan Pharmaceuticals Company on August 10, 2004 and related acquisition costs of $189,761,000, which was partially financed by a $50 million bridge loan; and purchases of property and equipment of $556,000. The uses of cash were partially offset by net sales of short-term investments of $10,601,000.

        Cash provided by financing activities for the nine months ended September 30, 2004 was $72,413,000, resulting from proceeds from term note included in the credit facility dated September 28, 2004 of $75,000,000; proceeds from exercise of stock options and warrants of $1,133,000; proceeds from the bridge loan of $50,000,000; and distribution of treasury shares valued at $145,000 to fund our 401(k) plan, partially offset by deferred financing costs associated with the term note of $3,347,000; payments of registration costs associated with the sale of our common stock during December 2003 of $77,000; payments of notes payable of $24,000; payment of bridge loan of $50,000,000 and the purchase of treasury shares for $418,000.

        Our previous loan agreement with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility was replaced on August 10, 2004 with a $50 million bridge loan from Wachovia Bank, which was replaced on September 28, 2004 with a $125 million credit facility from a syndicate of lenders led by Wachovia.

        The $125 million credit facility is comprised of a $75 million term loan and a $50 million revolving line of credit. The credit facility expires and becomes due upon the earlier to occur of (i) September 28, 2009; and (ii) May 15, 2008 if, after giving effect to a redemption of our outstanding $37 million of convertible senior subordinated notes due 2013 that may be compelled by the noteholders on June 15, 2008, we would fail to meet certain financial ratios described in the credit agreement. The credit facility is secured by a lien upon substantially all of our assets, including those of our subsidiaries, and is guaranteed by our operating subsidiaries. We intend to use the credit facility for general corporate purposes, including potential acquisitions and the repayment we made of the former bridge loan.

        Amounts outstanding under the credit facility accrue interest at our choice from time to time of either (i) the base rate (which is equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon our leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon our leverage ratio. In addition, the lenders under the credit facility are entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit.

        The financial covenants under the credit facility require that we maintain (i) a senior funded debt to EBITDA ratio less than or equal to 2.50 to 1.00 prior to June 20, 2005, 2.25 to 1.00 from July 1, 2005 through June 30, 2006 and 2.00 to 1.00 from July 1, 2006 through maturity; (ii) a funded debt to EBITDA ratio less than or equal to 3.00 to 1.00 prior to June 30, 2005, 2.75 to 1.00 from July 1, 2005 through June 30, 2006 and 2.50 to 1.00 from July 1, 2006 through maturity; and (iii) a fixed charge coverage ratio (which is a ratio of (A) EBITDA minus consolidated capital expenditures to (B) the sum of consolidated interest expenses, funded debt payments, cash taxes paid and certain restricted payments) greater than or equal to 1.20 to 1.00. As of September 30, 2004, we are in compliance with those covenants, the entire $75 million term loan is outstanding and no amounts are outstanding under the revolving credit facility.

        As stated in our Form 8-K filed with the SEC on August 12, 2004, statements of income and cash flows for the Bioglan business for any period prior to March 22, 2002, the date on which the Bioglan business was acquired by Quintiles, were not available or able to be produced by Quintiles. Due to the significance of this acquisition to us, among other factors, we were unable to obtain a waiver from the SEC of the requirement to include the pre-March 22, 2002 statements of income and cash flows. Once we have filed audited financial statements that include the operations of the Bioglan business for an appropriate post-closing period, we intend to again seek a waiver from the SEC concerning its omission of those financial statements, which would allow us to have future registration statements for our securities declared effective by the SEC, though we cannot assure whether or when that waiver may be granted. Until we are able to have registration statements for public offerings of our securities declared effective by the SEC, we would need to pursue additional borrowings or private placements of securities if desired to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

        As of September 30, 2004, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Term Loan(b)	Convertible Notes due 2013(c)	Other	Minimum Inventory Purchases(d)
October 1, 2004 to
December 31, 2004	$ 454,991	$ 9,007	$ 3,750,000	$ —	$ 60,085	$ 401,331
Fiscal 2005	1,592,189	30,209	15,000,000	—	120,000	1,175,000
Fiscal 2006	1,480,940	22,748	15,000,000	—	120,000	1,275,000
Fiscal 2007	1,348,388	—	15,000,000	—	120,000	1,000,000
Fiscal 2008	310,429	—	15,000,000	—	120,000	1,100,000

Thereafter	—	—	11,250,000	37,000,000	120,000	—
	$5,186,937	$ 61,964	$75,000,000	$37,000,000	$ 660,085	$4,951,331

(a)	Lease amounts include interest and minimum lease payments.

(b)	Includes principal payments, not interest payments due to amounts are variable depending the prevailing rate during the period.

(c)	On June 15, 2008, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of notes to be purchased, plus any accrued and unpaid interest.

(d)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note J.6 of the notes to our consolidated financial statements included in our Form 10-K for the year ended 2003 and Note N of the notes to our consolidated financial statements included herewith.

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and then respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2004 and December 31, 2003, we determined that no deferred tax asset valuation allowance was necessary, and we eliminated our previously established valuation allowance. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

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

        Our purchases of ENTSOL® SPRAY are made in Euros. We expect to make purchases several times per year. During 2003, our cost of sales relating to ENTSOL® SPRAY was $214,492.

        We purchase finished goods and samples from a Canadian company, Groupe Parima Inc. Our purchases from Groupe Parima are made in U.S. dollars, but are subject currency fluctuations if the quarterly average Canadian dollar per U.S. dollar is outside of a previously negotiated range. The range has a cap of $1.51 Canadian dollars per U.S. dollar and a floor of $1.29 Canadian dollars per U.S. dollar. If the average Canadian dollar per U.S. dollar at the end of each calendar quarter is less than $1.29, Groupe Parima will invoice us the difference multiplied by the sum of all invoices initiated during the calendar quarter. If the average Canadian dollar per U.S. dollar at the end of each calendar quarter is more than $1.51, we will invoice Groupe Parima the difference multiplied by the sum of all invoices initiated during the calendar quarter. During 2003, our expenses, in U.S. dollars, relating to Groupe Parima finished goods and samples were $5,125,150. If the average Canadian dollar per U.S. dollar, based upon 2003 expenses, were $0.01 less than $1.29, we would have incurred an additional $39,720 in additional expenses.

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

        We are exposed to fluctuations in interest rates on borrowings under credit facility, which currently we have borrowed $75 million. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, our annual interest expense on variable rate debt would increase by approximately $750,000.

        As of September 30, 2004, we had the following outstanding debt with fixed rate interest:

Period	Debt (a)	Average Fixed Rate Interest
October 1, 2004 to December 31, 2004	8,080	6.56%
Fiscal 2005	27,733	6.70%
Fiscal 2006	22,098	6.73%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Thereafter	37,000,000	4.00%

(a)	Debt amounts listed are the principal balances owed, not including interest payable.

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

        There has not been any change in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Dermik/Aventis Litigation

        We entered into a settlement agreement with Dermik, dated as of June 30, 2004, in which the parties agreed to settle all legal proceedings between them involving patents owned by us relating to dermatologic compositions with approximately 21% to 40% urea and their therapeutic uses.

DPT Lakewood Litigation

        On February 25, 2003, we filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, we alleged, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated our trade secrets relating to CARMOL®40 CREAM. During 1999, we provided, in accordance with a confidentiality agreement entered into for the possible manufacture of our CARMOL®40 CREAM, substantial trade secret information to a company of which we believed DPT Lakewood is a successor, including processing methods and formulations essential to the manufacture of CARMOL®40 CREAM. DPT Lakewood currently manufactures a 40% urea cream for Dermik and Aventis. Among other things, we sought damages from DPT Lakewood for misappropriation of our trade secrets. DPT Lakewood counterclaimed against us seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. The patent claims and counterclaims were recently dismissed with the consent of both parties. This dismissal led to the successful application to have remaining state law based claims and counterclaims dismissed without prejudice for lack of subject matter jurisdiction.

        On June 3, 2004, DPT Lakewood instituted a New Jersey state court action against us asserting the common law defamation and tortious interference claims that were recently dismissed by the federal court for lack of subject matter jurisdiction. Our response to the complaint (a motion to dismiss) was recently denied, however, the appellate court has returned this matter to the trial court for reconsideration.

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

        DPT Laboratories and we are actively engaged in negotiations to resolve our dispute, but there can be no assurance that an amicable resolution, on favorable terms, will be obtained.

General Litigation

        We and our operating subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. During September 2004, prior to the plan’s expiration, we repurchased 20,000 shares at a cost of $418,077. We had repurchased, from the plan’s inception during September 2002, a total of 117,713 shares at a cost of $1,474,102.

        On October 27, 2004, our Board of Directors approved a program to repurchase up to $8 million of our outstanding common stock. Repurchases are currently subject, however, to a restriction under our recently established $125 million credit facility, which limits the aggregate repurchases of stock by us to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

The following table summarizes our repurchases of our common stock since January 1, 2004:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Repurchased Under the Plan
July 1, 2004 to
July 31, 2004	—	N/A	—	$2,943,975

August 1, 2004 to
August 31, 2004	—	N/A	—	$2,943,975

September 1, 2004 to
September 30, 2004	20,000	$20.90	117,713	Expired

October 1, 2004 to
October 31, 2004	—	N/A	—	$8,000,000

November 1, 2004 to
November 5, 2004	—	N/A	—	$8,000,000

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
+10.4	Distribution Agreement, dated as of December 27, 2000, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc.

+10.4.1	Assignment of Distribution Agreement, dated as of March 22, 2002, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc. and Quintiles Ireland Limited

+10.4.2	Second Amendment to Distribution Agreement and First Amendment to Assignment of Distribution Agreement, dated as of September 11, 2003, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited

+10.4.3	Third Amendment to Distribution Agreement, dated as of April 13, 2004, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited

Exhibit No.	Description
+10.4.4	Consent and Agreement, dated July 9, 2004, by and between Par Pharmaceutical, Inc. and Quintiles Ireland Limited

+10.5	License and Manufacturing Agreement, dated March 13, 2000, by and among Bioglan Pharma PLC and Jagotec AG

+10.5.1	Addendum Agreement, dated December 28, 2000, by and among Bioglan Pharma PLC and Jagotec AG

+10.5.2	Second Addendum, dated December 2001, by and among Bioglan Pharma PLC and Jagotec AG

+10.5.3	Deed of Variation and Novation, dated 2001, by and among Bioglan Pharma PLC, Bioglan Pharma Inc., Quintiles Ireland Limited, Quintiles Transnational Corp. and Jagotec AG

10.5.4	Deed of Consent and Novation, dated August 4, 2004, by and among Jagotec AG, Quintiles Transnational Corp., Quintiles Ireland Limited, Bradley Pharmaceuticals, Inc. and BDY Acquisition Corp.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

        (b) Reports on Form 8-K.

Form 8-K filed on July 2, 2004 relating to the Company’s entering into an agreement to acquire exclusive distribution and marketing rights in selected international markets for some prescription acne and rosacea products from Dermik Laboratories.

Form 8-K filed on July 30, 2004 relating to the Company’s Second Quarter 2004 financial results.

Form 8-K filed on August 12, 2004 relating to the Company’s acquisition of certain assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. and the Company’s entering into a $50 million bridge credit facility.

Form 8-K filed on September 30, 2004 relating to the Company’s entering into a $125 million credit facility, which replaced Bradley’s $50 million bridge credit facility.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC.
(REGISTRANT)

Date: November 9, 2004	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

