Form 10-Q/A
period 2004-09-30
BRADLEY PHARMACEUTICALS INC
filed 2006-01-27
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 1-31680

BRADLEY PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-2581418

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Route 46 West
Fairfield, NJ 07004

(Address of principal executive offices)

(973) 882-1505

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_|   NO |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES |X|   NO |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 12, 2006

Common Stock, $.01 par value	16,820,084
Class B Common Stock, $.01 par value	429,752

Explanatory Note:

This Amendment to Form 10-Q for the quarterly period ended September 30, 2004 restates the Company’s Financial Statements as described in Note B to reverse a sales transaction of approximately $1 million previously recorded by the Company in the quarter and nine months ended September 30, 2004 not meeting the criteria for revenue recognition in such periods. The restated presentation has no effect on the “Net cash provided by operating activities” in such Consolidated Statements of Cash Flows in Part I. In addition, the Restatement of Previously Issued Financial Statements, Results of Operations and Liquidity and Capital Resources sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I has also been restated to reflect the transaction of approximately $1 million that did not meet the criteria for revenue recognition in the periods ended September 30, 2004. Further, Part I., Item 4. Controls and Procedures has been revised to include a material weakness in the Company’s internal controls over financial reporting relating to the transaction mentioned above. Last, the Company’s September 30, 2004 Consolidated Balance Sheet, Part II. Item 1. Legal Proceedings and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Note O- Commitments & Contingencies, Note Q- Credit Facility and Senior Subordinated Convertible Notes have been updated to reflect subsequent events. In addition, Forward-Looking Statements, Overview, Liquidity and Capital Resources, Certain Risk Factors Affecting Our Business and Prospects sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I has also been revised to reflect subsequent events.

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(unaudited)	(a)
	(As restated, See Note B)
Assets
Current assets:
Cash and cash equivalents	$42,865,701	$144,488,208
Short-term investments	27,418,651	38,014,672
Accounts receivable, net	7,299,736	2,610,715
Inventories, net	9,591,600	2,393,690
Deferred tax assets	4,618,557	2,676,208
Prepaid income taxes	1,913,759	—
Prepaid expenses and other	3,290,388	1,640,188

Total current assets	96,998,392	191,823,681

Property and equipment, net	1,677,456	952,436
Intangible assets, net	163,052,370	5,238,532
Goodwill	26,296,719	289,328
Deferred tax assets	1,900,046	2,474,990
Deferred financing costs	5,616,941	2,620,161
Other assets	11,706	13,555

Total assets	$295,553,630	$203,412,683

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(unaudited)	(a)
	(As restated, See Note B)
Liabilities
Current liabilities:
Current maturities of long-term debt	$15,105,774	$91,677

Accounts payable	4,427,756	4,340,000
Accrued expenses	11,020,985	8,330,198
Income taxes payable	—	705,308

Total current liabilities	30,554,515	13,467,183

Long-term debt, less current maturities	60,060,056	49,831
Convertible senior subordinated notes due 2013	37,000,000	37,000,000

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 16,097,297 and 15,752,287 at September 30, 2004 and at December 31, 2003, respectively	160,973	157,523
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at September 30, 2004 and at December 31, 2003	4,298	4,298
Additional paid-in capital	131,301,301	129,626,913
Retained earnings	39,197,288	25,393,778
Accumulated other comprehensive loss	(47,562)	(17,045)
Treasury stock, 845,658 and 831,286 shares at cost at September 30, 2004 and at December 31, 2003, respectively	(2,677,239)	(2,269,798)

Total stockholders’ equity	167,939,059	152,895,669

Total liabilities and stockholders’ equity	$295,553,630	$203,412,683

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
	(As restated, See Note B)		(As restated, See Note B)

Net sales	$27,452,698	$19,982,531	$75,474,720	$51,248,129
Cost of sales	2,432,910	1,607,955	6,588,392	4,316,447

	25,019,788	18,374,576	68,886,328	46,931,682

Selling, general and administrative	17,037,808	9,683,140	42,976,542	27,507,165
Depreciation and amortization	1,617,615	308,648	2,260,094	896,458
Gain on investments	(3,952)	(64,136)	(35,328)	(64,136)
Interest income	(368,135)	(283,360)	(1,903,896)	(495,169)
Interest expense	1,690,663	439,574	2,736,406	548,833

	19,973,999	10,083,866	46,033,818	28,393,151

Income before income tax expense	5,045,789	8,290,710	22,852,510	18,538,531
Income tax expense	1,998,000	3,233,000	9,049,000	7,230,000

Net income	$3,047,789	$5,057,710	$13,803,510	$11,308,531

Basic net income per common share	$0.19	$0.47	$0.88	$1.07

Diluted net income per common share	$0.18	$0.39	$0.79	$0.94

Shares used in computing basic net income per common share	15,690,000	10,680,000	15,610,000	10,600,000

Shares used in computing diluted net income per common share	18,410,000	13,550,000	18,400,000	12,290,000

See accompanying notes to consolidated financial statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended

	September 30, 2004	September 30, 2003
	(As restated, See Note B)

Cash flows from operating activities:
Net income	$13,803,510	$11,308,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260,094	896,458
Amortization of deferred financing costs	350,617	107,840
Deferred income taxes	(186,100)	(463,716)
Gains on short-term investments	(35,328)	—
Tax benefit due to exercise of non-qualified options and warrants	361,653	1,137,456
Noncash compensation for services	125,036	11,041
Changes in operating assets and liabilities:
Accounts receivable	(5,314,548)	(1,002,899)
Inventories	(1,145,033)	(776,896)
Prepaid expenses and other	(1,258,167)	(536,571)
Accounts payable	(579,658)	499,551
Accrued expenses	2,517,805	2,661,643
Income taxes payable & prepaid	(2,619,067)	1,027,390

Net cash provided by operating activities	8,280,814	14,869,828
Cash flows from investing activities:
Sale (purchase) of short-term investments- net	10,600,832	(20,452,287)
Purchase of international distribution rights	(2,600,000)	—
Purchase of Bioglan Pharmaceuticals net assets	(189,760,615)	—
Purchases of property and equipment	(556,338)	(378,649)

Net cash used in investing activities	(182,316,121)	(20,830,936)
Cash flows from financing activities:
Payment of notes payable	(23,511)	(228,792)
Proceeds from sale of 4% convertible senior subordinated notes	—	37,000,000
Payment of deferred financing costs associated with the sale of 4% convertible senior subordinated notes	—	(2,676,779)
Proceeds from term note	75,000,000	—
Proceeds from bridge loan	50,000,000	—
Payment of bridge loan	(50,000,000)	—
Payment of deferred financing costs associated with term note and loan	(3,347,397)	—
Proceeds from exercise of stock options and warrants	1,133,412	943,378
Payment of registration costs	(76,963)	—
Purchase of treasury shares	(418,077)	(545,055)
Distribution of treasury shares	145,336	107,378

Net cash provided by financing activities	72,412,800	34,600,130

Net (decrease) increase in cash and cash equivalents	(101,622,507)	28,639,022
Cash and cash equivalents at beginning of period	144,488,208	20,820,725

Cash and cash equivalents at end of period	$42,865,701	$49,459,747

(Continued)

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended

	September 30, 2004	September 30, 2003
	(As restated, See Note B)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,095,000	$22,000

Income taxes	$9,108,000	$5,529,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(As restated, See Note B)

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

NOTE B - Restatement

The restatement of the previously issued financial statements for the quarter ended September 30, 2004 was a result of a transaction previously recorded as a sale not meeting the criteria for being a sale. The transaction consisted of a sale of approximately $1 million of Deconamine® Syrup shipped and paid for in the Third Quarter 2004. The previously recorded sale was modified after the customer expressed its intentions to return the product in that the Company would accept all unsold product as of February 1, 2005, with credit granted against other trade amounts owed by the customer. As a result of the non-recognition of the transaction as a sale, the Company’s consolidated statement of income for the third quarter of 2004 was adjusted and restated to reduce net sales by $1,043,907 to $27,452,698, net income by $613,594 to $3,047,789, and diluted net income per common share by $0.03 to $0.18 and the Company’s consolidated balance sheet as of September 30, 2004 was adjusted and restated to record $1,043,907 of deferred revenue.

All amounts referenced in this Quarterly Report reflect the relevant amounts on a restated basis. The previously issued financial statements for the quarter and nine months ended September 30, 2004 should no longer be relied upon.

 Restated Income Statement Amounts

The table below sets forth the effects of each of the adjustments for the three months ended September 30, 2004:

	As Originally		As
	Reported	Adjustments	Restated

Net sales	$28,496,605	$(1,043,907)	$27,452,698
Cost of sales	2,460,223	(27,313)	2,432,910

	26,036,382	(1,016,594)	25,019,788

Selling, general and administrative expenses	17,037,808	-	17,037,808
Depreciation and amortization	1,617,615	-	1,617,615
Gain on investment	(3,952)	-	(3,952)
Interest income	(368,135)	-	(368,135)
Interest expense	1,690,663	-	1,690,663

	19,973,999	-	19,973,999

Income before income taxes	6,062,383	(1,016,594)	5,045,789
Income tax expense	2,401,000	(403,000)	1,998,000

Net income	$3,661,383	$(613,594)	$3,047,789

Basic income per common share	$0.23	$(0.04)	$0.19

Diluted income per common share	$0.21	$(0.03)	$0.18

The table below sets forth the effects of each of the adjustments for the nine months ended September 30, 2004:

	As Originally		As
	Reported	Adjustments	Restated

Net sales	$76,518,627	$(1,043,907)	$75,474,720
Cost of sales	6,615,705	(27,313)	6,588,392

	69,902,922	(1,016,594)	68,886,328

Selling, general and administrative expenses	42,976,542	-	42,976,542
Depreciation and amortization	2,260,094	-	2,260,094
Gain on investment	(35,328)	-	(35,328)
Interest income	(1,903,896)	-	(1,903,896)
Interest expense	2,736,406	-	2,736,406

	46,033,818	-	46,033,818

Income before income taxes	23,869,104	(1,016,594)	22,852,510
Income tax expense	9,452,000	(403,000)	9,049,000

Net income	$14,417,104	$(613,594)	$13,803,510

Basic income per common share	$0.92	$(0.04)	$0.88

Diluted income per common share	$0.82	$(0.03)	$0.79

Restated Balance Sheet Amounts

The table below sets forth the effects of each of the adjustments on the balance sheet as of September 30, 2004:

	As Originally
	Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$42,865,701	$-	$42,865,701
Short-term investments	27,418,651	-	27,418,651
Accounts receivable, net	7,299,736	-	7,299,736
Inventories, net	9,564,287	27,313	9,591,600
Deferred tax assets	4,215,557	403,000	4,618,557
Prepaid income taxes	1,913,759	-	1,913,759
Prepaid expenses and other	3,290,388	-	3,290,388

Total current assets	96,568,079	430,313	96,998,392

Property and equipment, net	1,677,456	-	1,677,456
Intangible assets, net	163,052,370	-	163,052,370
Goodwill	26,296,719	-	26,296,719
Deferred tax assets	1,900,046	-	1,900,046
Deferred financing costs	5,616,941	-	5,616,941
Other assets	11,706	-	11,706

Total assets	$295,123,317	430,313	$295,553,630

	As Originally
	Reported	Adjustments	As Restated

Liabilities
Current liabilities:
Current maturities of long-term debt	$15,105,774	$-	$15,105,774
Accounts payable	4,427,756	-	4,427,756
Accrued expenses	9,977,078	1,043,907	11,020,985

Total current liabilities	29,510,608	1,043,907	30,554,515

Long-term debt, less current maturities	60,060,056	-	60,060,056
Convertible senior subordinated notes due 2013	37,000,000	-	37,000,000

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	-	-	-
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 16,097,297 and 15,752,287 at September 30, 2004 and at December 31, 2003, respectively	160,973	-	160,973
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at September 30, 2004 and at December 31, 2003	4,298	-	4,298
Additional paid-in capital	131,301,301	-	131,301,301
Retained earnings	39,810,882	(613,594)	39,197,288
Accumulated other comprehensive loss	(47,562)	-	(47,562)
Treasury stock, 845,658 and 831,286 shares at cost at September 30, 2004 and at December 31, 2003, respectively	(2,677,239)	-	(2,677,239)

Total stockholders’ equity	168,552,653	(613,594)	167,939,059

Total liabilities and stockholders’ equity	$295,123,317	$430,313	$295,553,630

Restated Cash Flow Amounts

The table below sets forth the effects of each of the adjustments for the nine months ended September 30, 2004:

	As Originally
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$14,417,104	$(613,594)	$13,803,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260,094	-	2,260,094
Amortization of deferred financing costs	350,617	-	350,617
Deferred income taxes	216,900	(403,000)	(186,100)
Gains on short-term investments	(35,328)	-	(35,328)
Tax benefit due to exercise of non-qualified options and warrants	361,653	-	361,653
Noncash compensation for services	125,036	-	125,036
Changes in operating assets and liabilities:
Accounts receivable	(5,314,548)	-	(5,314,548)
Inventories	(1,117,720)	(27,313)	(1,145,033)
Prepaid expenses and other	(1,258,167)	-	(1,258,167)
Accounts payable	(579,658)	-	(579,658)
Accrued expenses	1,473,898	1,043,907	2,517,805
Income taxes payable & prepaid	(2,619,067)	-	(2,619,067)

Net cash provided by operating activities	8,280,814	-	8,280,814
Cash flows from investing activities:
Sale (purchase) of short-term investments- net	10,600,832	-	10,600,832
Purchase of international distribution rights	(2,600,000)	-	(2,600,000)
Purchase of Bioglan Pharmaceuticals net assets	(189,760,615)	-	(189,760,615)
Purchases of property and equipment	(556,338)	-	(556,338)

Net cash used in investing activities	(182,316,121)	-	(182,316,121)
Cash flows from financing activities:
Payment of notes payable	(23,511)	-	(23,511)
Proceeds from sale of 4% convertible senior subordinated notes	—	-	—
Payment of deferred financing costs associated with the sale of 4% convertible senior subordinated notes	—	-	—
Proceeds from term note	75,000,000	-	75,000,000
Proceeds from bridge loan	50,000,000	-	50,000,000
Payment of bridge loan	(50,000,000)	-	(50,000,000)
Payment of deferred financing costs associated with term note and loan	(3,347,397)	-	(3,347,397)
Proceeds from exercise of stock options and warrants	1,133,412	-	1,133,412
Payment of registration costs	(76,963)	-	(76,963)
Purchase of treasury shares	(418,077)	-	(418,077)
Distribution of treasury shares	145,336	-	145,336

Net cash provided by financing activities	72,412,800	-	72,412,800

Net (decrease) increase in cash and cash equivalents	(101,622,507)	-	(101,622,507)
Cash and cash equivalents at beginning of period	144,488,208	-	144,488,208

Cash and cash equivalents at end of period	$42,865,701	$-	$42,865,701

NOTE C - Stock Based Compensation

The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note I.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note L.

	Three Months Ended

	September 30, 2004	September 30, 2003
	(As restated, See Note B)

Net income, as reported	$3,047,789	$5,057,710
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	443,166	322,458

Pro forma net income for basic computation	$2,604,623	$4,735,252

Net income, as reported	$3,047,789	$5,057,710
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	443,166	322,458
Add: After-tax interest expense and other from 4% convertible senior subordinated notes due 2013	253,723	199,858

Pro forma net income for diluted computation	$2,858,346	$4,935,110

Net income per share:
Basic- as reported	$0.19	$0.47

Basic- pro forma	$0.17	$0.44

Diluted- as reported	$0.18	$0.39

Diluted- pro forma	$0.16	$0.36

	Nine Months Ended

	September 30, 2004	September 30, 2003
	(As restated, See Note B)

Net income, as reported	$13,803,510	$11,308,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,385,633	1,077,858

Pro forma net income for basic computation	$12,417,877	$10,230,673

Net income, as reported	$13,803,510	$11,308,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,385,633	1,077,858
Add: After-tax interest expense from 4% convertible senior subordinated notes due 2013	761,107	231,398

Pro forma net income for diluted computation	$13,178,984	$10,462,071

Net income per share:
Basic- as reported	$0.88	$1.07

Basic- pro forma	$0.80	$0.97

Diluted- as reported	$0.79	$0.94

Diluted- pro forma	$0.72	$0.85

NOTE D - Net Income Per Common Share

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

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(As restated, See Note B)		(As restated, See Note B)

Basic shares	15,690,000	10,680,000	15,610,000	10,600,000
Dilution:
Stock options and warrants	870,000	1,170,000	940,000	1,040,000
Convertible notes	1,850,000	1,700,000	1,850,000	650,000

Diluted shares	18,410,000	13,550,000	18,400,000	12,290,000

Net income as reported	$3,047,789	$5,057,710	$13,803,510	$11,308,531
After-tax interest expense and other from convertible notes	253,723	199,858	761,170	231,398

Adjusted net income	$3,301,512	$5,257,568	$14,564,680	$11,539,929

Basic income per share	$0.19	$0.47	$0.88	$1.07

Diluted income per share	$0.18	$0.39	$0.79	$0.94

In addition to stock options and warrants included in the above computation, options and warrants to purchase 180,000 and 123,500 shares of common stock at prices ranging from $24.25 to $26.68 and $24.85 to $26.68 per share were outstanding for purpose of calculating per share amounts for the three and nine months ended September 30, 2004, respectively. Further, options and warrants to purchase 32,500 shares of common stock at prices ranging from $18.70 to $20.18 per share were outstanding for purposes of calculating per share amounts for the nine months ending September 30, 2003. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

Note E - Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(As restated, See Note B)		(As restated, See Note B)

Comprehensive income:
Net income	$3,047,789	$5,057,710	$13,803,510	$11,308,531

Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	484,809	129,181	(30,517)	233,874

Comprehensive income	$3,532,598	$5,186,891	$13,772,993	$11,542,405

Note F - Business Segment Information

The Company’s three reportable segments are Doak Dermatologics, Inc. (dermatology and podiatry), Bioglan Pharmaceuticals Corp. (dermatology) and Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other). Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Bioglan Pharmaceuticals’ products are marketed, promoted and distributed primarily to physicians practicing in the field of dermatology; and Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology. On August 10, 2004, the Company, through its wholly-owned subsidiary Bioglan Pharmaceuticals Corp. (f/k/a BDY Acquisition Corp.), acquired certain assets constituting the “Bioglan business” from Bioglan Pharmaceuticals Company and certain of its affiliated companies. The Bioglan business is currently operated as a separate subsidiary but may, upon completion of the integration of the Bioglan business with the Company’s other dermatology operations, be combined with Doak into one reportable segment.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the three segments are for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

	(As restated, See Note B)		(As restated, See Note B)
Net sales:
Doak Dermatologics, Inc.	$17,461,269	$16,054,439	$52,315,809	$39,590,441
Bioglan Pharmaceuticals Corp.	3,708,918	-	3,708,918	-
Kenwood Therapeutics	6,282,511	3,928,092	19,449,993	11,657,688
	$27,452,698	$19,982,531	$75,474,720	$51,248,129
Depreciation and amortization:
Doak Dermatologics, Inc.	$131,306	$63,384	$242,214	$195,790
Bioglan Pharmaceuticals Corp.	1,214,717	-	1,214,717	-
Kenwood Therapeutics	271,592	245,264	803,163	700,668
	$1,617,615	$308,648	$2,260,094	$896,458
Income (loss) before income tax:
Doak Dermatologics, Inc.	$5,269,616	$8,018,869	$20,414,935	$17,751,134
Bioglan Pharmaceuticals Corp.	(53,016)	-	(53,016)	-
Kenwood Therapeutics	(170,811)	271,841	2,490,591	787,397
	$5,045,789	$8,290,710	$22,852,510	$18,538,531
Income tax expense (benefit):
Doak Dermatologics, Inc.	$2,087,000	$3,127,000	$8,084,000	$6,923,000
Bioglan Pharmaceuticals Corp.	(21,000)	-	(21,000)	-
Kenwood Therapeutics	(68,000)	106,000	986,000	307,000
	$1,998,000	$3,233,000	$9,049,000	$7,230,000
Net income (loss):
Doak Dermatologics, Inc.	$3,182,616	$4,891,869	$12,330,935	$10,828,134
Bioglan Pharmaceuticals Corp.	(32,016)	-	(32,016)	-
Kenwood Therapeutics	(102,811)	165,841	1,504,591	480,397
	$3,047,789	$5,057,710	$13,803,510	$11,308,531
Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$16,972,155	15,513,494	$50,971,007	$38,620,063
Other countries	489,114	540,945	1,344,802	970,378
	$17,461,269	$16,054,439	$52,315,809	$39,590,441
Bioglan Pharmaceuticals Corp.
United States	$3,708,152	-	$3,708,152	-
Other countries	766	-	766	-
	$3,708,918	-	$3,708,918	-
Kenwood Therapeutics
United States	$6,254,017	$3,913,925	$19,273,056	$11,574,622
Other countries	28,494	14,167	176,937	83,066
	$6,282,511	$3,928,092	$19,449,993	$11,657,688
Net sales by category:
Dermatology and podiatry	$21,170,187	$16,054,439	$56,024,727	$39,590,441
Gastrointestinal	5,226,136	2,790,241	13,926,035	5,482,785
Respiratory	803,522	501,589	4,049,154	4,269,209
Nutritional	185,541	545,736	1,226,535	1,669,570
Other	67,312	90,526	248,269	236,124
	$27,452,698	$19,982,531	$75,474,720	$51,248,129

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

Note G - Short-term Investments

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

The composition of the Company’s held-to-maturity investments at September 30, 2004 is as follows:

Municipal bonds, 1.25% maturity date November 1, 2004	$446,118
Municipal bonds, 1.43% maturity date January 1, 2005	1,898,259
Municipal bonds, 1.44% maturity date January 1, 2005	2,222,183

Total held-to-maturity investments	$4,566,560

Note H - Accounts Receivable

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

Customer	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(As restated, See Note B)

AmerisourceBergen Corporation	12%	16%
Cardinal Health, Inc.	37%	26%
McKesson Corporation	23%	24%
Quality King, Inc.	15%	15%

Total	87%	81%

Accounts receivable balances at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003

Accounts receivable:
Trade	$10,499,991	$5,147,220
Other	2,112,970	20,933
Less allowances:
Chargebacks	1,270,562	1,219,622
Returns	3,362,383	925,685
Discounts	230,698	121,910
Doubtful accounts	449,582	290,221

Accounts receivable, net of allowances	$7,299,736	$2,610,715

Included in the accounts receivable other is $1,936,411 owed by Quintiles Transnational Corp. due to a post-closing adjustment based upon the working capital of the Bioglan business as of the closing date of its acquisition by the Company from affiliates of Quintiles.

Note I - Inventories

The Company purchases raw materials and packaging components for some of its third party manufacturing vendors. The Company uses these third party manufacturers to manufacture and package finished goods held for sale, take title to certain finished inventories once manufactured, and warehouse such goods until final distribution and sale. Finished goods consist of salable products that are primarily held at a third party warehouse. Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventory balances at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
	(As restated, See Note B)

Finished goods	$7,730,325	$2,225,719
Raw materials	2,299,012	308,494
Valuation reserve	(437,737)	(140,523)

Inventories, net	$9,591,600	$2,393,690

Note J - Accrued Expenses

Accrued expenses balances at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
	(As restated, See Note B)

Employee compensation	$2,594,071	$3,566,683
Rebate payable	473,916	184,294
Rebate liability	4,905,389	3,904,752
Deferred revenue	1,043,907	-
Other	2,003,702	674,469

Accrued expenses	$11,020,985	$8,330,198

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. Deferred revenue represents the Company’s transaction for Deconamine Syrup discussed in Note B - Restatement.

Note K - Income Taxes

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

Note L - Incentive and Non-Qualified Stock Option Plan

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

Note M - Related Party Transactions

Transactions With Shareholders and Officers

During January 2004, the Company issued 5,236 restricted, fully vested and nonforfeitable shares of common stock to certain officers of the Company for being members of a management committee which is responsible for identifying and implementing the Company’s strategic plans. The committee was formed in the First Quarter 2004 and as a result of the issuance of the restricted stock, the Company expensed $125,036 during the First Quarter 2004.

At September 30, 2004, the Company leases approximately 33,000 square feet of office and warehouse space, respectively, at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $492,000 and $445,000 for the nine months ended September 30, 2004 and 2003, respectively.

Transactions With an Affiliated Company

During the nine months ended September 30, 2004 and 2003, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services)which were charged to operations from Medimetrik, Inc. (f/k/a

Banyan Communications Group, Inc.) (“Medimetrik”), an affiliate, in the amount of approximately $29,000 and $31,000, respectively. Daniel Glassman and his spouse, Iris Glassman, are the majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to the Company in June 2004 after it was sold to an unrelated third party.

Note N - Recent Accounting Pronouncements

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

In March 2004, the EITF reached a consensus opinion on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” The EITF reached several consensuses on the definition of a participating security and when and how to apply the two-class method when an entity has any type of participating security. EITF 03-6 is effective in periods beginning after March 31, 2004. Adoption of EITF 03-6 did not have an effect on the Company.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1, ‘The Meaning of Other than Temporary Impairment’,” which delayed certain provisions of EITF 03-1 until the FASB issues further implementation guidance. The application of this consensus did not have a material impact on the Company’s results of operations or financial position.

In October 2004, the Emerging Issues Task Force (the “EITF”) of the FASB reached a consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-8”), which requires all shares that are contingently issuable under the Company’s outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the “if converted” method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if the Company’s common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF 04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on the Company’s diluted earnings per share.

In November 2004, the FASB issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS no. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

Note O- Commitments & Contingencies

DPT Litigation

On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleged, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company’s trade secrets relating to CARMOL®40 CREAM. Among other things, the Company sought damages from DPT Lakewood for misappropriation of the Company’s trade secrets. DPT Lakewood counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. On March 6, 2003, DPT Laboratories filed a lawsuit against the Company in the Northern District of Texas alleging defamation arising from the Company’s press release announcing commencement of the litigation against DPT Lakewood. During January 2005, the Company ended all pending litigation involving DPT Lakewood and DPT Laboratories. During February 2005, the District Court for the Northern District of Texas ordered the dismissal of the case with prejudice based on the settlement previously reached by the parties concerning the Texas action and related New Jersey action, which was dismissed during June 2004.

Summers Laboratories Litigation

In December 2004, Summers Laboratories filed a trademark infringement action against the Company in the U.S. District Court for the Eastern District of Pennsylvania. Summers’ principal claim was that the Company’s sale of pharmaceutical products utilizing the KERALAC trademark was likely to cause confusion with Summers’ sale of pharmaceutical products utilizing Summers’ KERALYT trademark. At the time of the commencement of the infringement action, the Company and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALAC and KERALYT, respectively. Summers sought a permanent injunction to prevent the Company’s continued use of the KERALAC mark and monetary damages in an unspecified amount. The Company, at that time, denied that the Company had infringed or otherwise caused any damage to Summers.

On October 6, 2005, the Company and Summers agreed to settle this case. In consideration for the Company’s payment to Summers of $1,250,000, Summers agreed to dismiss the lawsuit with prejudice, withdraw or dismiss, with prejudice, its opposition to the Company’s registration of its KERALAC trademark, consent to the federal registration of the Company’s KERALAC mark, acknowledge the validity of the Company’s federal registration of its KERALAC mark and consent to the Company’s continued use of the KERALAC mark and the sale by the Company of pharmaceutical products utilizing the KERALAC mark. The Company accrued for the $1,250,000 lawsuit settlement in the Fourth Quarter 2004.

Contract Dispute

In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages.  During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of its own.  Discovery with respect to this dispute has not yet been scheduled by the Court. While the Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company has accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

Shareholder Lawsuits

The Company, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed their initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. Briefing for that motion was completed on September 7, 2005, and the parties are currently waiting for a decision from the District Court. Discovery in the federal securities class action is stayed and will not be scheduled until the Company’s motion to dismiss is adjudicated. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action litigation. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. The Company disputes the allegations in the federal securities class action and state shareholder derivative litigation we intend to contest these actions vigorously.

SEC Inquiry

In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and it may divert the efforts and attention of the Company’s management from normal business operations.

General Litigation

The Company and its operating subsidiaries are parties to other routine actions and proceedings incidental to its business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company’s business, financial condition or results of operations. The Company discloses the amount or range of reasonably possible losses in excess of recorded amounts.

The Company accounts for legal fees as their services are incurred.

Distribution Service Agreements (DSAs)

In 2005, the Company entered into DSAs with its two largest wholesale customers. In exchange for a set fee, the wholesalers agreed to provide the Company with certain information regarding product stocking and out-movement, to maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services.

Employment Agreements

On December 6, 2005, the Company entered into employment agreements with four officers of the Company, which include change of control provisions. The Company also entered into a change of control agreement with another officer of the Company on December 6, 2005. The employment agreements automatically renew for successive one year periods after the initial three year term unless terminated, provide for minimum salary, as adjusted, incentive bonuses paid upon attainment of specified management goals and severance provisions in the event of termination under specified conditions, including change of control. The change of control agreement and employment agreements provide for severance payments in the event that employment is involuntarily terminated in connection with a change in control of the Company.

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

International Distribution Agreement

On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, the Company acquired exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company is responsible for securing the necessary approvals to market these products in these countries. The Company has agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which the Company has paid, as of September 30, 2004, approximately $2.6 million in distribution rights included in intangible assets and $120,000 in advanced royalties.

Note P - Purchase of Bioglan Pharmaceuticals Company

On August 10, 2004, the Company, through its wholly-owned subsidiary, BDY Acquisition Corp., acquired certain assets constituting the “Bioglan business” from Bioglan Pharmaceuticals Company, Quintiles Bermuda Ltd. and Quintiles Ireland Limited, each a subsidiary of Quintiles Transnational Corp. (“Quintiles”). The purchase price of approximately $190 million, including acquisition costs, was paid in cash.

The assets acquired include certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; Tx Systems®, a line of advanced topical treatments used during in-office procedures; and certain other dermatologic products.

In connection with the acquisition, the Company hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced the Company’s then existing credit facility. The Company funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, the Company replaced the bridge loan with a $125 million credit facility (the “Old Facility”), consisting of a $75 million term loan and a $50 million revolving line of credit.

The U.S. Food and Drug Administration (“FDA”) approved ADOXA® in 2001 as an Abbreviated New Drug Application (“ANDA”). ADOXA® is not patent protected and is subject to possible generic competition. During December 2005, a generic competitor launched a generic version of ADOXA® 50mg and 100mg tablets. Under a Distribution Agreement with Par Pharmaceutical, the Company holds the distribution rights for ADOXA® in the United States and related territories. Under a royalty agreement with Par, the Company may use the ANDA owned by Par and must pay Par royalties through 2010 of 5% of sales for the 100mg and 50mg strengths and 7.5% for the 75mg strength. After 2010, the Company has the option to purchase the ANDA for $10. In addition, the Company has a manufacturing agreement with Par for ADOXA® through 2010.

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

ZONALON® is an FDA-approved product that is off-patent. The Company holds the NDA for ZONALON® in the United States. ZONALON® is currently manufactured for the Company on a purchase order basis by DPT Laboratories.

The Company holds the license in the United States for TxSystems® and Cardinal Health supplies the product. The manufacturing agreement with Cardinal Health is renewed annually, with a required ninety-day notice for termination.

The Bioglan acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, and accordingly, the results of Bioglan’s operations are included in the Company’s consolidated results from the date of purchase. The amounts, as of September 30, 2004, are preliminary and are subject to adjustment:

Accounts receivable, net*		$(625,527)

Inventories		6,052,877

Deferred tax asset, net		1,181,305

Prepaid expenses and other current assets		384,707

Property and equipment		642,614

Intangibles assets subject to amortization:
Patent (10 year useful life)	9,000,000
Core technology (20 year useful life)	42,000,000
Trademarks (20 year useful life)	106,000,000

Total intangible assets subject to amortization		157,000,000

Goodwill		26,007,391

Other assets		5,477

Total assets acquired		190,648,844

Current liabilities		(857,063)

Long-term debt, less current maturities		(31,166)

Total liabilities assumed*		(888,229)

Net assets acquired		$189,760,615

______________
*Certain reclassifications have been made to the amounts above, in comparison to Bioglan’s Balance Sheet as of August 10, 2004 on the Form 8-K/A filed with the SEC on October 22, 2004, in order to conform to the Company’s current presentation.

Assets, excluding intangible assets, and liabilities have been recorded at their net book value, which approximates their fair market value at the date of purchase.

The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identified intangible assets based upon an independent valuation analysis.

In accordance with SFAS No. 142, goodwill related to this purchase will not be amortized but will be subject to periodic impairment tests. To the extent the Company is required to pay additional amounts such as acquisition costs, the amount of goodwill that will be subject to periodic impairment assessments will increase. For tax purposes, the goodwill is deductible over 15 years. The intangible assets that do have definite lives are being amortized over estimated useful lives ranging from 10 to 20 years.

Under the terms of the purchase agreement entered by the Company in connection with the acquisition of Bioglan, the Company is able to receive credit on Bioglan product returns for a period of 12 months after the acquisition, sold by Bioglan prior to the Company’s acquisition, in excess of Bioglan’s product return reserve as of the closing date. The Company may be able to receive $1,235,988 if Quintiles, the selling company, agrees with the Company’s calculation, of which there can be no assurance. The Company is accounting for this potential receivable as a gain contingency under SFAS 5, and, as a result, the potential gain has not been recorded.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
	(As restated, See Note B)		(As restated, See Note B)

Net sales	$29,687,380	$25,604,390	$113,692,563	$85,420,168

Net income	1,916,715	2,137,483	17,030,982	11,615,921

Basic net income per share	$0.12	$0.20	$1.09	$1.10

Diluted net income per share	$0.12	$0.17	$0.97	$0.96

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

Due to the significance of the acquisition of Bioglan, among other factors, the Company was unable to obtain a waiver from the SEC of the requirement to include Bioglan’s pre-March 22, 2002 statements of income and cash flows. However, the Company believes that those omitted financial statements would not be particularly meaningful to an understanding of the current and future operations of the Company and the Bioglan business because, among other reasons, it understands that the Bioglan business was part of an insolvent organization prior to its acquisition by Quintiles and not operated in the ordinary course of business during the period that would be covered by those financial statements. The Company intends to again seek a waiver from the SEC concerning the Company’s omission of those financial statements, which is a requirement for the Company to have future registration statements for its securities declared effective by the SEC. However, the Company cannot assure whether or when that waiver may be granted. Until the Company is able to have registration statements for public offerings of its securities declared effective by the SEC, the Company would need to pursue additional borrowings or private placements of securities if it desires to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

Note Q - Credit Facility and Senior Subordinated Convertible Notes

The Company’s previous loan agreement with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility was replaced on August 10, 2004 with a $50 million bridge loan from Wachovia Bank, National Association. The $50 million bridge loan was replaced on September 28, 2004 with the $125 million Old Facility with a syndicate of banks led by Wachovia Bank.

The Old Facility was comprised of a $75 million term loan and a $50 million revolving line of credit. The Old Facility would have expired and become due upon the earlier to occur of (i) September 28, 2009; and (ii) May 15, 2008 if, after giving effect to a redemption of the Company’s outstanding $37 million of convertible senior 4% subordinated notes due 2013 (the “Notes”) that could have been compelled by the Noteholders on June 15, 2008, the Company would have failed to meet certain financial ratios described in the Old Facility. The Old Facility was secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and was guaranteed by the Company’s operating subsidiaries. The Company intended to use the Old Facility for general corporate purposes, including potential acquisitions and the repayment the Company made of the former bridge credit facility.

Amounts outstanding under the Old Facility accrued interest at the Company’s choice from time to time of either (i) the base rate (which was equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon the Company’s leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon the Company’s leverage ratio. In addition, the lenders under the Old Facility were entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit.

At September 30, 2004, the entire $75 million term loan was outstanding and no amounts were outstanding under the revolving credit facility. At September 30, 2004, the Company had incurred $3,347,397 of deferred financing costs associated with the Old Facility.

In its Current Report on Form 8-K filed on April 28, 2005, the Company reported that (i) it had received a notice from a beneficial holder of the Notes claiming a default under the related indenture (the “Indenture”) as a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2004; and (ii) such a default, if not cured within 30 days after receipt of that notice, would constitute an event of default entitling the trustee or Note holders to accelerate maturity of the Notes, which had an aggregate principal amount of $37 million.

On June 1, 2005, the Company received a subsequent notice from that beneficial Noteholder advising that the Company’s failure to cure such default now constituted an event of default under the Indenture and declaring the principal of the Notes and interest thereon to be due and payable. However, in light of the notice described below relating to the Old Facility, no payment could be made to the Noteholders under the Indenture with respect to the Notes until the end of the Payment Blockage Period described below.

The administrative agent for the lenders that were party to the Old Facility sent a notice on May 20, 2005 (the “Payment Blockage Notice”) to the trustee advising the trustee that certain non-payment defaults existed under the Old Facility and electing to effect a Payment Blockage Period under the Indenture. The Old Facility represented indebtedness that was senior to the Notes.

Under the Indenture, a “Payment Blockage Period” meant the period commencing upon receipt by the trustee of the Payment Blockage Notice and ending on the earliest of:

•	179 days thereafter (provided that the senior indebtedness to which the non-payment default relates has not been accelerated);

•	The date on which the non-payment default is cured, waived or ceases to exist;

•	The date on which the senior indebtedness is discharged or paid in full; or

•	The date on which the Payment Blockage Period is terminated by written notice to the trustee from the representative of the senior indebtedness initiating the Payment Blockage Period.

Concurrently with the closing of a new $110 million credit facility on November 14, 2005 described in more detail below (the “New Facility”), which New Facility replaced the Old Facility, the Company repaid all amounts due under the Notes and the related Indenture, including all default interest and other payments.

On November 14, 2005, the Company entered into the $110 million New Facility with a syndicate of lenders again led by Wachovia Bank that replaced the Old Facility. The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. As a result of the prepayment of the Old Facility, the Company expensed $1,933,103 of deferred financing costs in the Fourth Quarter 2005. As of December 31, 2004, the Old Facility has been classified as a current liability.

As discussed above, concurrently with the closing of the New Facility, the Company repaid all amounts due under its Notes and the related Indenture, including all applicable interest and other payments (an aggregate of $38,429,898), and paid all fees and expenses in connection with the New Facility. In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under the Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all applicable interest and other payments, the Company used all of the proceeds of the New Facility’s term loan and approximately $22 million of its cash-on-hand. Immediately prior to the repayment of the Notes, the administrative agent for the lenders party to the Old Facility terminated the Payment Blockage Period under the Indenture that had arisen from a notice to the trustee, dated May 20, 2005, advising the trustee that certain non-payment defaults existed under the Old Facility.

Amounts outstanding under the New Facility accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt, of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits our ability to declare and pay cash dividends.

On January 3, 2006, the Company received a notice from the administrative agent under the New Facility stating that the Company was in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 by December 31, 2005. On January 26, 2006, the Company received a waiver of these defaults from its lenders under the New Facility. In connection with this waiver, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by the Company during 2005 in connection with this restatement, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with the Company’s elimination of debt during 2005 under the Old Facility and the Notes) and pay to them a waiver fee of $270,000. In addition, the Company agreed with its lenders that until the Company files its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, the Company will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents it will at all times maintain on its balance sheet, not incur any borrowings under the revolving credit line portion of its New Facility and provide them with monthly cash reports. The Company’s lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to the Company of the waiver. As of January 26, 2006, the Company has $78 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding.

Note R - Stock Repurchase Plan

During September 2004, the Company’s previously announced program to repurchase up to $4 million of outstanding common stock expired. During September 2004, prior to the plan’s expiration, the Company repurchased 20,000 shares at a cost of $418,077. The Company had repurchased, from the plan’s inception during September 2002, a total of 117,713 shares at a cost of $1,474,102.

On October 27, 2004, the Company’s Board of Directors approved a program to repurchase up to $8 million of the Company’s outstanding common stock. Repurchases are currently subject, however, to a restriction under the Company’s recently established $110 million New Facility and the prior $125 million Old Facility, which limits the aggregate repurchases of stock by the Company to $3 million during the term of the New Facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of management of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q/A and our audited consolidated financial statements and related notes included in our Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or contained or incorporated by reference in this Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to execute our Acquire, Enhance, Grow strategy;

•	market acceptance of our products;

•	our plans to launch new and enhanced products;

•	our ability to maintain or increase sales;

•	our ability to adequately estimate for charges against sales, including returns, chargebacks and rebates;

•	our ability to successfully implement life cycle management of our products with generic competition;

•	our ability to obtain new distributors and market approvals in new countries;

•	our ability to react favorably to changes in governmental regulations affecting products we market;

•	our plans to pursue patents;

•	our ability to successfully compete in the marketplace;

•	our plans to maintain or expand the size of our sales force;

•	our earnings estimates and future financial condition and results of operations;

•	our ability to favorably resolve the SEC’s informal inquiry;

•	our ability to favorably resolve shareholder, derivative and federal securities class action lawsuits;

•	our ability to file our required reports with the SEC in accordance with our announced timeline;

•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months;

•	our ability to satisfy the covenants contained in our $110 million New Facility;

•	our ability to access the capital markets on attractive terms or at all;

•	our ability to refinance indebtedness, if required, and to comply with the terms and conditions of our debt instruments; and

•	the impact of the changes in the accounting rules discussed in this Form 10-Q/A.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis, ADOXA®, an oral antibiotic indicated for the treatment of acne, ZONALON®, a topical treatment indicated for pruritus, Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration was approximately $190 million, including acquisition costs.

In connection with the acquisition, we hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced our then existing credit facility. We funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, we replaced the bridge loan with the $125 million Old Facility, consisting of a $75 million term loan and a $50 million revolving line of credit. On November 14, 2005, we replaced the Old Facility with the $110 million New Facility, consisting of an $80 million term loan and a $30 million revolving line of credit.

Our Doak Dermatologics subsidiaries promote our branded dermatologic and podiatric products, including our ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, and ZONALON® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 136 representatives as of December 1, 2005. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA-Q™ to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of more than 48 representatives as of December 1, 2005. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q™ and GLUTOFAC®-ZX.

We have experienced an increase in generic competition occurring in the Fourth Quarter 2004 and 2005 against many of our products, including some ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE®HC products. As a result of generic competition, the execution of Distribution and Service Agreements (“DSAs”) with two wholesale customers in 2005, which agreements became effective during 2004, and a change in the customers’ market dynamics, we experienced an increase in product returns from our customers.

In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry. We are also party to class action and shareholder derivative lawsuits which have arisen as a consequence of the SEC inquiry and the restatement evidenced by this Form 10-Q/A.

Restatement of Previously Issued Financial Statements

The restatement of the previously issued financial statements for the quarter ended September 30, 2004 was a result of a transaction previously recorded as a sale not meeting the criteria for being a sale. The transaction consisted of a sale of approximately $1 million of Deconamine® Syrup shipped and paid for in the Third Quarter 2004. The previously recorded sale was modified after the customer expressed its intentions to return the product in that the Company would accept all unsold product as of February 1, 2005, with credit granted against other trade amounts owed by the customer. As a result of the non-recognition of the transaction as a sale, the Company’s consolidated statement of income for the third quarter of 2004 was adjusted and restated to reduce net sales by $1,043,907 to $27,452,698, net income by $613,594 to $3,047,789, and diluted net income per common share by $0.03 to $0.18 and the Company’s consolidated balance sheet as of September 30, 2004 was adjusted and restated to record $1,043,907 of deferred revenue.

All amounts referenced in this Quarterly Report reflect the relevant amounts on a restated basis. The previously issued financial statements for the quarter and nine months ended September 30, 2004 should no longer be relied upon.

Restated Income Statement Amounts

The table below sets forth the effects of each of the adjustments for the three months ended September 30, 2004:

	As Originally		As
	Reported	Adjustments	Restated

Net sales	$28,496,605	$(1,043,907)	$27,452,698
Cost of sales	2,460,223	(27,313)	2,432,910

	26,036,382	(1,016,594)	25,019,788

Selling, general and administrative expenses	17,037,808	-	17,037,808
Depreciation and amortization	1,617,615	-	1,617,615
Gain on investment	(3,952)	-	(3,952)
Interest income	(368,135)	-	(368,135)
Interest expense	1,690,663	-	1,690,663

	19,973,999	-	19,973,999

Income before income taxes	6,062,383	(1,016,594)	5,045,789
Income tax expense	2,401,000	(403,000)	1,998,000

Net income	$3,661,383	$(613,594)	$3,047,789

Basic income per common share	$0.23	$(0.04)	$0.19

Diluted income per common share	$0.21	$(0.03)	$0.18

The table below sets forth the effects of each of the adjustments for the nine months ended September 30, 2004:
	As Originally		As
	Reported	Adjustments	Restated

Net sales	$76,518,627	$(1,043,907)	$75,474,720
Cost of sales	6,615,705	(27,313)	6,588,392

	69,902,922	(1,016,594)	68,886,328

Selling, general and administrative expenses	42,976,542	-	42,976,542
Depreciation and amortization	2,260,094	-	2,260,094
Gain on investment	(35,328)	-	(35,328)
Interest income	(1,903,896)	-	(1,903,896)
Interest expense	2,736,406	-	2,736,406

	46,033,818	-	46,033,818

Income before income taxes	23,869,104	(1,016,594)	22,852,510
Income tax expense	9,452,000	(403,000)	9,049,000

Net income	$14,417,104	$(613,594)	$13,803,510

Basic income per common share	$0.92	$(0.04)	$0.88

Diluted income per common share	$0.82	$(0.03)	$0.79

 Restated Balance Sheet Amounts
The table below sets forth the effects of each of the adjustments on the balance sheet as of September 30, 2004:
	As Originally Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$42,865,701	$-	$42,865,701
Short-term investments	27,418,651	-	27,418,651
Accounts receivable, net	7,299,736	-	7,299,736
Inventories, net	9,564,287	27,313	9,591,600
Deferred tax assets	4,215,557	403,000	4,618,557
Prepaid income taxes	1,913,759	-	1,913,759
Prepaid expenses and other	3,290,388	-	3,290,388

Total current assets	96,568,079	430,313	96,998,392

Property and equipment, net	1,677,456	-	1,677,456
Intangible assets, net	163,052,370	-	163,052,370
Goodwill	26,296,719	-	26,296,719
Deferred tax assets	1,900,046	-	1,900,046
Deferred financing costs	5,616,941	-	5,616,941
Other assets	11,706	-	11,706

Total assets	$295,123,317	$430,313	$295,553,630

	As Originally
	Reported	Adjustments	As Restated

Liabilities
Current liabilities:
Current maturities of long-term debt	$15,105,774	$—	$15,105,774
Accounts payable	4,427,756	—	4,427,756
Accrued expenses	9,977,078	1,043,907	11,020,985

Total current liabilities	29,510,608	1,043,907	30,554,515

Long-term debt, less current maturities	60,060,056	—	60,060,056
Convertible senior subordinated notes due 2013	37,000,000	—	37,000,000

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 16,097,297 and 15,752,287 at September 30, 2004 and at December 31, 2003, respectively	160,973	—	160,973
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at September 30, 2004 and at December 31, 2003	4,298	—	4,298
Additional paid-in capital	131,301,301	—	131,301,301
Retained earnings	39,810,882	(613,594)	39,197,288
Accumulated other comprehensive loss	(47,562)	—	(47,562)
Treasury stock, 845,658 and 831,286 shares at cost at September 30, 2004 and at December 31, 2003, respectively	(2,677,239)	—	(2,677,239)

Total stockholders’ equity	168,552,653	(613,594)	167,939,059

Total liabilities and stockholders’ equity	$295,123,317	$430,313	$295,553,630

Restated Cash Flow Amounts

The table below sets forth the effects of each of the adjustments for the nine months ended September 30, 2004:

	As Originally
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$14,417,104	$(613,594)	$13,803,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260,094	-	2,260,094
Amortization of deferred financing costs	350,617	-	350,617
Deferred income taxes	216,900	(403,000)	(186,100)
Gains on short-term investments	(35,328)	-	(35,328)
Tax benefit due to exercise of non-qualified options and warrants	361,653	-	361,653
Noncash compensation for services	125,036	-	125,036
Changes in operating assets and liabilities:
Accounts receivable	(5,314,548)	-	(5,314,548)
Inventories	(1,117,720)	(27,313)	(1,145,033)
Prepaid expenses and other	(1,258,167)	-	(1,258,167)
Accounts payable	(579,658)	-	(579,658)
Accrued expenses	1,473,898	1,043,907	2,517,805
Income taxes payable & prepaid	(2,619,067)	-	(2,619,067)

Net cash provided by operating activities	8,280,814	-	8,280,814
Cash flows from investing activities:
Sale (purchase) of short-term investments- net	10,600,832	-	10,600,832
Purchase of international distribution rights	(2,600,000)	-	(2,600,000)
Purchase of Bioglan Pharmaceuticals net assets	(189,760,615)	-	(189,760,615)
Purchases of property and equipment	(556,338)	-	(556,338)

Net cash used in investing activities	(182,316,121)	-	(182,316,121)
Cash flows from financing activities:
Payment of notes payable	(23,511)	-	(23,511)
Proceeds from sale of 4% convertible senior subordinated notes	—	-	—
Payment of deferred financing costs associated with the sale of 4% convertible senior subordinated notes	—	-	—
Proceeds from term note	75,000,000	-	75,000,000
Proceeds from bridge loan	50,000,000	-	50,000,000
Payment of bridge loan	(50,000,000)	-	(50,000,000)
Payment of deferred financing costs associated with term note and loan	(3,347,397)	-	(3,347,397)
Proceeds from exercise of stock options and warrants	1,133,412	-	1,133,412
Payment of registration costs	(76,963)	-	(76,963)
Purchase of treasury shares	(418,077)	-	(418,077)
Distribution of treasury shares	145,336	-	145,336

Net cash provided by financing activities	72,412,800	-	72,412,800

Net (decrease) increase in cash and cash equivalents	(101,622,507)	-	(101,622,507)
Cash and cash equivalents at beginning of period	144,488,208	-	144,488,208

Cash and cash equivalents at end of period	$42,865,701	$-	$42,865,701

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(As restated, See Note B)		(As restated, See Note B)
Net sales	100%	100%	100%	100%
Gross profit	91.1%	92.0%	91.3%	91.6%
Operating expenses	67.9%	49.7%	59.9%	55.3%
Operating income	23.2%	42.3%	31.4%	36.3%
Interest income	1.3%	1.4%	2.5%	1.0%
Interest expense	6.1%	2.2%	3.6%	1.1%
Income tax expense	7.3%	16.2%	12.0%	14.1%
Net income	11.1%	25.3%	18.3%	22.1%

NET SALES for the three months ended September 30, 2004 were $27,453,000, representing an increase of $7,470,000, or approximately 37%, from $19,983,000 for the three months ended September 30, 2003.

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

For the three months ended September 30, 2004, Kenwood Therapeutics’ Net Sales were $6,283,000, representing an increase of $2,355,000, or approximately 60%, from $3,928,000 for the three months ended September 30, 2003. The increase in Net Sales were led by new product sales of FLORA-Q™, launched in First Quarter 2004, of $61,000 and product sales growth from ANAMANTLE®HC of $2,708,000, which were partially offset by a decline in GLUTOFAC® ZX of $377,000, and in comparison to a newly launched product during the same period last year, PAMINE® FORTE 5mg declined $337,000.

On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals. The Bioglan Net Sales for the period from the purchase date through September 30, 2004 were $3,709,000, which were comprised of Net Sales of ADOXA® of $2,469,000, SOLARAZE® of $643,000, ZONALON® of $292,000 and other products of $305,000. Bioglan Net Sales during the period were negatively impacted by lower wholesaler purchases as wholesalers reduced their inventory levels. We expect normalized wholesaler purchasing patterns to begin in the Fourth Quarter 2004.

For the nine months ended September 30, 2004, Doak Dermatologics’ Net Sales were $52,316,000, representing an increase of $12,726,000, or approximately 32%, from $39,590,000 for the nine months ended September 30, 2003. The increase in Net Sales was led by new product sales from LIDAMANTLE® LOTION, launched in the Fourth Quarter 2003, of $985,000; LIDAMANTLE®HC LOTION, launched in the Fourth Quarter 2003, of $1,426,000; ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $778,000; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $906,000; ZODERM® CREAM 4.5%, launched in the First Quarter 2004, of $1,163,000; ZODERM® CREAM 8.5%, launched in the First Quarter 2004, of $1,061,000; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $1,481,000; ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $1,436,000; KERALAC™ LOTION 7oz, launched in the Second Quarter 2004, of $1,853,000; KERALAC™ LOTION 11oz, launched in the Second Quarter 2004, of $2,753,000; KERALAC™ GEL, launched in the Second Quarter 2004, of $3,957,000; ROSULA®NS, launched in the Third Quarter 2004, of $1,952,000; ZODERM® GEL 6.5%, launched in the Third Quarter 2004, of $799,000; ZODERM® CREAM 6.5%, launched in the Third Quarter 2004, of $705,000; and ZODERM® CLEANSER 6.5%, launched in the Third Quarter 2004, of $1,191,000. Doak’s new product sales were offset by declines in CARMOL®40 CREAM of $5,489,000, CARMOL®40 LOTION of $2,019,000, LIDAMANTLE® CREAM of $601,000, LIDAMANTLE®HC CREAM of $665,000, and ROSULA® AQUEOUS GEL of $1,390,000. The total Net Sales for CARMOL®40 CREAM, LOTION and GEL for the nine months ended September 30, 2004 were $18,332,000.

For the nine months ended September 30, 2004, Kenwood Therapeutics’ Net Sales were $19,450,000, representing an increase of $7,792,000, or approximately 67%, from $11,658,000 for the nine months ended September 30, 2003. The increase in Net Sales were led by new product sales of FLORA-Q™, launched in First Quarter 2004, of $505,000 and product sales growth from ANAMANTLE®HC of $6,803,000, PAMINE® 2.5mg of $649,000, and PAMINE® FORTE 5mg of $486,000, which were partially offset by a decline in GLUTOFAC® ZX of $212,000.

The overall increase in the sales of ANAMANTLE® HC and new product sales, excluding sales as a result of initial stocking related to ZODERM® products, KERALAC™ products and ROSULA®NS, during the three and nine months ended September 30, 2004 were primarily due to promotional efforts, including an increase in the number of sales representatives detailing those products to high potential physicians. In addition, initial stocking sales from ZODERM® products in the First Quarter and Third Quarter 2004, KERALAC™ LOTION and GEL in the Second Quarter 2004 and ROSULA®NS in the Third Quarter 2004 significantly contributed to the increased sales in comparison to the same periods in the prior year. As a result of certain ZODERM® products sales being initial stocking by our customers during the First

Quarter 2004, ZODERM® sales during Second Quarter and Third Quarter 2004 were significantly less than the First Quarter 2004. Further, as a result of certain other ZODERM® products and ROSULA®NS being initial stocking by our customers during the Third Quarter 2004, sales of those products during Fourth Quarter 2004 will most likely be significantly less than the Third Quarter 2004.

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

COST OF SALES for the three months ended September 30, 2004 were $2,433,000, representing an increase of $825,000, or approximately 51%, from $1,608,000 for the three months ended September 30, 2003. Cost of sales for the nine months ended September 30, 2004 were $6,588,000, representing an increase of $2,272,000, or approximately 53%, from $4,316,000 for the nine months ended September 30, 2003. The gross profit percentage for the three and nine months ended September 30, 2004 was 91% in comparison to 92% for the same periods the prior year. The gross profit percentage for Bioglan products was 80% for the period from August 10, 2004, to the date of acquisition, through September 30, 2004. As a result of the Bioglan purchase occurring in the middle of the Third Quarter 2004, Bioglan’s lower gross profit percentage was offset by a price increase on our legacy products. We expect a lower gross profit percentage during the Fourth Quarter 2004 due to inclusion of a three full months of Bioglan operations.

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

	Change from the Three Months Ended September 30, 2004 in comparison to September 30, 2003	Change from the Nine Months Ended September 30, 2004 in comparison to September 30, 2003
Sales Payroll	$ 940,000	$ 3,071,000
Bioglan Sales Payroll	$ 428,000	$ 428,000
Travel and Entertainment*	$ 581,000	$ 1,856,000
ZODERM® Promotional Costs	$ 454,000	$ 1,710,000
KERALAC™ Promotional Costs	$ 1,246,000	$ 1,352,000
Other Promotional Costs	$ 371,000	$ 795,000
Bioglan Products Promotional Costs	$ 125,000	$ 125,000
Research and Development Costs**	$ 27,000	$ 180,000
Insurance	$ 251,000	$ 542,000
Marketing, General and Administrative Payroll	$ 735,000	$ 2,157,000

__________________
*Increases in travel and entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.

**Total research and development expenses for the three and nine months ended September 30, 2004 were $114,000 and $629,000, respectively.

Selling, general and administrative expenses as a percentage of Net Sales were 62% for the three months ended September 30, 2004, representing an increase of 14% compared to 48% for the three months ended September 30, 2003. Selling, general and administrative expenses as a percentage of Net Sales were 57% for the nine months ended September 30, 2004, representing an increase of 3% compared to 54% for the nine months ended September 30, 2003.

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

INCOME TAX EXPENSE for the three months ended September 30, 2004 was $1,998,000, representing a decrease of $1,235,000 from $3,233,000 for the three months ended September 30, 2003. Income tax expense for the nine months ended September 30, 2004 was $9,049,000, representing an increase of $1,819,000 from $7,230,000 for the nine months ended September 30, 2003. The effective tax rate used to calculate the income tax expense for the three and nine months ended September 30, 2004 was approximately 40%. The effective tax rate used to calculate the income tax expense for the three and nine months ended September 30, 2003 was approximately 39%. The increase in the effective tax rate during the three and nine months ended September 30, 2004 was principally due to a projected increase in the federal statutory rate, as our estimated pretax income for 2004 will result in a higher tax bracket.

NET INCOME for the three months ended September 30, 2004 was $3,048,000, representing a decrease of $2,010,000, or 40%, from $5,058,000 for the three months ended September 30, 2003. Net income as a percentage of Net Sales for the three months ended September 30, 2004 was 11%, representing a decrease of 14% compared to 25% for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $13,804,000 representing an increase of $2,495,000, or 22%, from $11,309,000 for the nine months ended September 30, 2003. Net income as a percentage of Net Sales for the nine months ended September 30, 2004 was 18%, representing a decrease of 4% compared to 22% for the nine months ended September 30, 2003. The decrease in net income for the three months ended September 30, 2004 was principally due to an increase in selling, general and administrative expenses, depreciation and amortization expenses and interest expense partially offset by an increase in Net Sales and interest income. The increase in net income in the aggregate for the nine months ended September 30, 2004 was principally due to an increase in Net Sales and interest income partially offset by an increase in selling, general and administrative expenses, depreciation and amortization expenses and interest expense.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to us in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We adopted FIN 46(R) in December 2003. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations on our financial position or results of operations.

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

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1, ‘The Meaning of Other than Temporary Impairment’,” which delayed certain provisions of EITF 03-1 until the FASB issues further implementation guidance. The application of this consensus did not have a material impact on our results of operations or financial position.

In October 2004, the Emerging Issues Task Force (the “EITF”) of the FASB reached a consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-8“), which requires all shares that are contingently issuable under the Company’s outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the “if converted” method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if the Company’s common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF

04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on the Company’s diluted earnings per share.

In November 2004, the FASB issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS no. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, we elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $70,284,000 at September 30, 2004 and $182,503,000 at December 31, 2003. Cash provided by operating activities for the nine months ended September 30, 2004 was $8,281,000. The sources of cash primarily resulted from net income of $13,804,000 plus non-cash charges for depreciation and amortization of $2,260,000; non-cash charges for amortization of deferred financing costs of $351,000; non-cash compensation for services of $125,000; tax benefit from exercise of non-qualified stock options and warrants of $362,000;; and an increase in accrued expenses of $2,518,000 primarily due to recording of deferred revenue in the Third Quarter 2004. The sources of cash were partially offset by a gain on investment of $35,000 from sales of short-term investments; an increase in deferred income tax assets of $186,000; an increase in accounts receivable of $5,315,000, primarily due to the initial sales of the newly launched products being recorded during the Third Quarter 2004; an increase in inventories of $1,145,000, primarily due to initial purchases of finished goods of our newly launched products; an increase in prepaid expenses and other of $1,258,000; a decrease in accounts payable of $580,000 primarily due to increased payments during the period; and a decrease in income taxes payable of $2,619,000, primarily due to increased tax payments.

Cash used in investing activities for the nine months ended September 30, 2004 was $182,316,000, resulting from purchase of intangible assets of $2,600,000 relating to an international distribution agreement with Dermik Laboratories; purchase of certain assets of Bioglan Pharmaceuticals on August 10, 2004 and related acquisition costs of $189,761,000, which was partially financed by a $50 million bridge loan; and purchases of property and equipment of $556,000. The uses of cash were partially offset by net sales of short-term investments of $10,601,000.

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

Our previous loan agreement with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility was replaced on August 10, 2004 with a $50 million bridge loan from Wachovia Bank. The $50 million bridge loan was replaced on September 28, 2004 with the $125 million Old Facility.

The Old Facility was comprised of a $75 million term loan and a $50 million revolving line of credit. The Old Facility would have expired and become due upon the earlier to occur of (i) September 28, 2009; and (ii) May 15, 2008 if, after giving effect to a redemption of our outstanding $37 million of convertible senior 4% subordinated notes due 2013 (the “Notes”) that could have been compelled by the Noteholders on June 15, 2008, we would have failed to meet certain financial ratios described in the Old Facility. The Old Facility was secured by a lien upon substantially all of our assets, including those of its subsidiaries, and was guaranteed by our operating subsidiaries. We intended to use the Old Facility for general corporate purposes, including potential acquisitions and the repayment we made of the former bridge credit facility.

Amounts outstanding under the Old Facility accrued interest at our choice from time to time of either (i) the base rate (which was equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon our leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon our leverage ratio. In addition, the lenders under the Old Facility were entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit.

At September 30, 2004, the Old Facility’s entire $75 million term loan was outstanding and no amounts under the Old Facility’s revolving line of credit were outstanding. At September 30, 2004, we had incurred $3,347,397 of deferred financing costs associated with the Old Facility.

In our Current Report on Form 8-K filed on April 28, 2005, we reported that (i) we had received a notice from a beneficial holder of the Notes claiming a default under the related indenture (the “Indenture”) as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2004; and (ii) such a default, if not cured within 30 days after receipt of that notice, would constitute an event of default entitling the trustee or Noteholders to accelerate maturity of the Notes, which had an aggregate principal amount of $37 million.

On June 1, 2005, we received a subsequent notice from that beneficial Noteholder advising that our failure to cure such default now constituted an event of default under the Indenture and declaring the principal of the Notes and interest thereon to be due and payable. However, in light of the notice described below relating to the Old Facility, no payment could be made to the Noteholders under the Indenture with respect to the Notes until the end of the Payment Blockage Period described below.

The administrative agent for the lenders that were party to the Old Facility sent a Payment Blockage Notice on May 20, 2005 to the trustee advising the trustee that certain non-payment defaults existed under the Old Facility and electing to effect a Payment Blockage Period under the Indenture. The Old Facility represented indebtedness that was senior to the Notes.

Under the Indenture, a “Payment Blockage Period” meant the period commencing upon receipt by the trustee of the Payment Blockage Notice and ending on the earliest of:

•	179 days thereafter (provided that the senior indebtedness to which the non-payment default relates has not been accelerated);

•	The date on which the non-payment default is cured, waived or ceases to exist;

•	The date on which the senior indebtedness is discharged or paid in full; or

•	The date on which the Payment Blockage Period is terminated by written notice to the trustee from the representative of the senior indebtedness initiating the Payment Blockage Period.

Concurrently with the closing of the $110 million New Facility on November 14, 2005, which New Facility replaced the Old Facility, we repaid all amounts due under the Notes and the related Indenture, including all default interest and other payments.  The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries. As a result of the prepayment of the Old Facility, we expensed $1,933,103 of deferred financing costs in the Fourth Quarter 2005.

As discussed above, concurrently with the closing of the New Facility, we repaid all amounts due under the Notes and the related Indenture, including all applicable interest and other payments (an aggregate of $38,429,898), and paid all fees and expenses in connection with the New Facility. In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under the Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all applicable interest and other payments, we used all of the proceeds of the New Facility’s term loan and approximately $22 million of our cash-on-hand. Immediately prior to the repayment of the Notes, the administrative agent for the lenders party to the Old Facility terminated the Payment Blockage Period under the Indenture that had arisen from a notice to the trustee, dated May 20, 2005, advising the trustee that certain non-payment defaults existed under the Old Facility.

Amounts outstanding under the New Facility accrue interest at our choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

The financial covenants under the New Facility require that we maintain (i) a leverage ratio (which is a ratio of funded debt, of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits our ability to declare and pay cash dividends.

On January 3, 2006, we received a notice from the administrative agent under our $110 million New Facility stating that we were in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC this Annual Report on Form 10-K by December 31, 2005. On January 26, 2006, we received a waiver of these defaults from our lenders under our New Facility. In connection with this waiver, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by us during 2005 in connection with this restatement, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with our elimination of debt during 2005 under the Old Facility and the Notes) and pay to them a waiver fee of $270,000. In addition, we agreed with our lenders that until we file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, we will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents we will at all times maintain on our balance sheet, not incur any borrowings under the revolving credit line portion of our New Facility and provide them with monthly cash reports. Our lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to us of the waiver. As of January 26, 2006, we have $78 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding.

As stated in our Form 8-K filed with the SEC on August 12, 2004, statements of income and cash flows for the Bioglan business for any period prior to March 22, 2002, the date on which the Bioglan business was acquired by Quintiles, were not available or able to be produced by Quintiles. Accordingly, we filed by amendment to the Form 8-K on October 22, 2004, audited balance sheets of the Bioglan business as of December 31, 2003 and 2002 and audited statements of operations, entity equity and cash flows for the periods from March 22, 2002 through December 31, 2002 and January 1, 2003 through December 31, 2003 in addition to the required June 30, 2003 and 2004 unaudited financial statements. Further, we filed audited financial statements of the Bioglan business for the period from January 1, 2004 through the closing, which provided more current information than, but are not a substitute for, the omitted statements of income and cash flows for the pre-March 22, 2002 periods.

Due to the significance of the acquisition of Bioglan, among other factors, we were unable to obtain a waiver from the SEC of the requirement to include Bioglan’s pre-March 22, 2002 statements of income and cash flows in our Form 8-K filed with respect to the acquisition. However, we believe that those omitted financial statements would not be particularly meaningful to an understanding of our current and future operations and the Bioglan business because, among other reasons, we understand that the Bioglan business was part of an insolvent organization prior to its acquisition by Quintiles and not operated in the ordinary course of business during the period that would be covered by those financial statements. We intend to again seek a waiver from the SEC concerning the our omission of those financial statements, which is a requirement for us to have future registration statements for our securities declared effective by the SEC. However, we cannot assure whether or when that waiver may be granted. Until we are able to have registration statements for public offerings of our securities declared effective by the SEC, we would need to pursue additional borrowings or private placements of securities if we desire to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

As of September 30, 2004, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Term Loan(b)	Convertible Notes due 2013(c)	Other	Minimum Inventory Purchases(d)

October 1, 2004 to December 31, 2004	$454,991	$9,007	$3,750,000	$-	$60,085	$401,331
Fiscal 2005	1,592,189	30,209	15,000,000	-	120,000	1,175,000
Fiscal 2006	1,480,940	22,748	15,000,000	-	120,000	1,275,000
Fiscal 2007	1,348,388	-	15,000,000	-	120,000	1,000,000
Fiscal 2008	310,429	-	15,000,000	-	120,000	1,100,000
Thereafter	-	-	11,250,000	37,000,000	120,000	-

	$5,186,937	$61,964	$75,000,000	$37,000,000	$660,085	$4,951,331

______________________

(a)	Lease amounts include interest and minimum lease payments.

(b)
Includes principal payments, not interest payments due to amounts are variable depending the prevailing rate during the period. On November 14, 2005, we repaid all amounts due under the $125 Old Facility, including the term loan.

(c)	On November 14, 2005, we repaid all amounts due under the Convertible Notes.

(d)
For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note J.6 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2003 and Note N of the notes to our consolidated financial statements included herewith.

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

Certain Risk Factors Affecting Our Business and Prospects

We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors in addition to those listed here.

•	We derive a majority of our net sales from our core branded products, and any factor that hurts our sales of these products could reduce our revenues and profitability.

•	Failure to maintain ADOXA® net sales would reduce our revenues and profitability.

•
Net sales of KERALAC™ and CARMOL®40 have been, and may continue to be, adversely affected by the introduction of competitive products and net sales of ADOXA may be affected by the recent introduction of competitive products.

•	We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic or comparable products.

•	Our intellectual property rights might not afford us with meaningful protection.

•
Generic Competition and introductions by us of line extensions of our existing products or new products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results.

•
The restatement of our consolidated financial statements for the Third Quarter 2004 and SEC inquiry has, and will continue to have, a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings and possible delisting from the New York Stock Exchange.

•
Our common stock may be delisted from the New York Stock Exchange which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors.

•
Under our $110 million senior credit facility, we are required to continually satisfy certain financial and other covenants. If we were unable to maintain these covenants and payment obligations under this credit facility were to become immediately due and payable, we may be unable to repay these amounts which could adversely affect our financial condition.

•	We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.

•
We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

•	We may incur charges for intangible asset impairment.

•	Our operating results and financial condition may fluctuate which could negatively affect the price of our stock.

•	We have outstanding indebtedness, which could adversely affect our financial condition.

•	Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

•	Our reliance on third party manufacturers and suppliers can be disruptive to our inventory supply.

•	If we cannot purchase or integrate new products or companies, our business may suffer.

•	Our research and development efforts may require us to incur substantial expenses, some of which we may not recoup.

•	We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.

•	We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

•	Distribution Service Agreements with our wholesalers have affected our sales and product returns and may result in us paying a service fee to the wholesalers in the future.

•	Consolidation of wholesalers of pharmaceutical products can negatively affect our distribution terms and sales of our products.

•	Elimination of buying and selling among wholesalers effects our sales and returns of our products.

•	We may be subject to product liability claims, in which case we may not have adequate insurance coverage, we could face substantial losses and legal costs, and our reputation could suffer.

•	We are subject to chargebacks and rebates when our products are resold to or reimbursed by governmental agencies and managed care buying groups, which may reduce our future profit margins.

•	Rising insurance costs could negatively impact profitability.

•	If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

•	We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of these services on acceptable terms.

•	The loss of our key personnel could limit our ability to operate our business successfully.

•	Shareholder lawsuits could have a material adverse effect on our results of operations and liquidity.

•	We could be subject to fines, penalties, or other sanctions as a result of the inquiry by the SEC.

•	We could face adverse consequences as a result of our late SEC filings.

•
Because we were unable to obtain a waiver from the SEC of the requirement to include pre-March 22, 2002 statements of income and cash flows for Bioglan Pharmaceuticals, we are currently prevented from having registration statements for public offerings of our securities declared effective by the SEC.

•
If we cannot sell our products in amounts greater than our minimum purchase requirements under some of our supply agreements or sell our products in accordance with our forecasts, our results of operations and cash flows may be adversely affected.

•	We face significant competition within our industry.

•	Failure to comply with government regulations could affect our ability to operate our business.

•	The FDA may change its enforcement policies and take action against products marketed without an approved application such as some of our products.

•	If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

•	State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other governmental authorities.

•	Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.

•	New legislation or regulatory proposals may adversely affect our revenues.

•
Because our Class B common stock has the right, as a class, to elect a majority of our Board of Directors and has disparate voting rights with respect to all other matters on which our stockholders vote, your voting rights will be limited and the market price of our common stock may be affected adversely.

•	Our founder and Chairman of the Board, President and Chief Executive Officer exercises substantial control over our affairs.

•	Our certificate of incorporation and Delaware law may delay or prevent our change of control, even if beneficial to investors.

•	Our stock price has fluctuated considerably and may decline.

•	Securities class action and shareholder derivative litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert management’s attention and resources.

•	The exercise of outstanding warrants and options or the issuance of other shares could reduce the market price of our stock.

•	We may sell equity securities in the future, which would cause dilution.

For a discussion of these and other factors affecting our business and prospects, see “Item 1. Business--Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of September 30, 2004, we were exposed to fluctuations in interest rates on borrowings under our $125 million Old Facility, which, at that time, had $75 million outstanding. The interest rates payable on these borrowings were based on LIBOR. If LIBOR rates had increased by 1%, our annual interest expense on variable rate debt would have increased by approximately $750,000.

As of September 30, 2004, we had the following outstanding debt with fixed rate interest:

Period	Debt (a)	Average Fixed Rate Interest

October 1, 2004 to December 31, 2004	8,080	6.56%
Fiscal 2005	27,733	6.70%
Fiscal 2006	22,098	6.73%
Fiscal 2007	--	N/A
Fiscal 2008	--	N/A
Thereafter	37,000,000	4.00%
______________________

(a)	Debt amounts listed are the principal balances owed, not including interest payable. On November 14, 2005, we repaid the $37 million outstanding Convertible Notes.

Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4. Controls and Procedures

Internal Control over Financial Reporting as of September 30, 2004

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, internal control over financial reporting, no matter how well-designed, may not prevent or detect misstatements. Also, controls may become inadequate in future periods because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued financial statements for the quarter ended September 30, 2004, to reflect the correction of a transaction that did not meet the criteria for revenue recognition.

The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. A material weakness is a significant deficiency or combination of deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Considering this guidance, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the error that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal controls. In particular, and as identified by our independent auditor in its April 21, 2005 letter to our Audit Committee and senior management, our internal controls and procedures did not ensure that the terms and conditions of sales transactions were reviewed by our Chief Financial Officer and his staff. The material weakness in our internal control over financial reporting was identified as a result of a modified sales agreement executed by our Senior Vice President of Sales and Marketing with the knowledge of the Chief Executive Officer, but without the knowledge of the Chief Financial Officer, who was informed of its existence several months later. As a result, the financial statements for the period ended September 30, 2004 were prepared without the appropriate personnel giving consideration to the accounting impact of the modified sales agreement, and revenue for the related sales transaction was incorrectly recognized in that period.

Based on the material weakness described above, we have concluded that, as of September 30, 2004, our internal control over financial reporting was not effective. We have concluded that the material weakness in our internal controls and procedures that existed as of September 30, 2004 was remediated as of December 31, 2005. Our remedial steps included implementing controls relating to the approval and communications of all terms and conditions of all sales transactions, including subsequently executed modified sales agreements, so that the Chief Financial Officer and his accounting staff are able to appropriately consider the accounting impact of those terms and conditions.

As required by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, Management undertook an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. Management’s assessment of internal control over financial reporting determined that we did not support our evaluation with sufficient evidence, including documentation as to the effectiveness of our information technology internal controls over financial reporting, resulting in a material weakness. Also, we did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures. Therefore, we identified a material weakness in our information technology general controls as of December 31, 2004. Management has engaged in a process to address our weakness in information technology general controls, including the complete documentation and assessment of our financial reporting computer systems environment. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been or will be detected.

Changes in Internal Control

Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004.

Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

DPT Litigation

On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleged, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company’s trade secrets relating to CARMOL®40 CREAM. Among other things, the Company sought damages from DPT Lakewood for misappropriation of the Company’s trade secrets. DPT Lakewood counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. On March 6, 2003, DPT Laboratories filed a lawsuit against the Company in the Northern District of Texas alleging defamation arising from the Company’s press release announcing commencement of the litigation against DPT Lakewood. During January 2005, the Company ended all pending litigation involving DPT Lakewood and DPT Laboratories. During February 2005, the District Court for the Northern District of Texas ordered the dismissal of the case with prejudice based on the settlement previously reached by the parties concerning the Texas action and related New Jersey action, which was dismissed during June 2004.

Summers Laboratories Litigation

In December 2004, Summers Laboratories filed a trademark infringement action against the Company in the U.S. District Court for the Eastern District of Pennsylvania. Summers’ principal claim was that the Company’s sale of pharmaceutical products utilizing the KERALAC trademark was likely to cause confusion with Summers’ sale of pharmaceutical products utilizing Summers’ KERALYT trademark. At the time of the commencement of the infringement action, the Company and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALAC and KERALYT, respectively. Summers sought a permanent injunction to prevent the Company’s continued use of the KERALAC mark and monetary damages in an unspecified amount. The Company, at that time, denied that the Company had infringed or otherwise caused any damage to Summers.

On October 6, 2005, the Company and Summers agreed to settle this case. As part of this settlement, Summers agreed to dismiss the lawsuit with prejudice, withdraw or dismiss, with prejudice, its opposition to the Company’s registration of its KERALAC trademark, consent to the federal registration of the Company’s KERALAC mark, acknowledge the validity of the Company’s federal registration of its KERALAC mark and consent to the Company’s continued use of the KERALAC mark and the sale by the Company of pharmaceutical products utilizing the KERALAC mark.

Contract Dispute

In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages.  During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of its own.  Discovery with respect to this dispute has not yet been scheduled by the Court. The Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages.

Shareholder Lawsuits

The Company, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed their initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. Briefing for that motion was completed on September 7, 2005, and the parties are currently waiting for a decision from the District Court. Discovery in the federal securities class action is stayed and will not be scheduled until the Company’s motion to dismiss is adjudicated. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action litigation. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. The Company disputes the allegations in the federal securities class action and state shareholder derivative litigation we intends to contest these actions vigorously.

SEC Inquiry

In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and it may divert the efforts and attention of the Company’s management from normal business operations.

General Litigation

The Company and its operating subsidiaries are parties to other routine actions and proceedings incidental to its business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company’s business, financial condition or results of operations. The Company discloses the amount or range of reasonably possible losses in excess of recorded amounts. The Company accounts for legal fees as their services are incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. During September 2004, prior to the plan’s expiration, we repurchased 20,000 shares at a cost of $418,077. We had repurchased, from the plan’s inception during September 2002, a total of 117,713 shares at a cost of $1,474,102.

On October 27, 2004, our Board of Directors approved a program to repurchase up to $8 million of our outstanding common stock, which program expires on October 26, 2006. Repurchases are currently subject, however, to a restriction under our $110 million New Facility, which limits the aggregate repurchases of stock by us to $3 million during the term of the New Facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

The following table summarizes our repurchases of our common stock during the Third Quarter of 2004:
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Repurchased Under the Plan

July 1, 2004 to July 31, 2004	-	N/A	-	$2,943,975
August 1, 2004 to August 31, 2004	-	N/A	-	$2,943,975
September 1, 2004 to September 30, 2004	20,000	$20.90	117,713	Expired

Item 6. Exhibits

(a)	Exhibits.

Exhibit No.	Description

+10.4*	Distribution Agreement, dated as of December 27, 2000, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc.
+10.4.1*	Assignment of Distribution Agreement, dated as of March 22, 2002, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc. and Quintiles Ireland Limited
+10.4.2*
Second Amendment to Distribution Agreement and First Amendment to Assignment of Distribution Agreement, dated as of September 11, 2003, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited

+10.4.3*	Third Amendment to Distribution Agreement, dated as of April 13, 2004, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited
+10.4.4*	Consent and Agreement, dated July 9, 2004, by and between Par Pharmaceutical, Inc. and Quintiles Ireland Limited
+10.5*	License and Manufacturing Agreement, dated March 13, 2000, by and among Bioglan Pharma PLC and Jagotec AG
+10.5.1*	Addendum Agreement, dated December 28, 2000, by and among Bioglan Pharma PLC and Jagotec AG
+10.5.2*	Second Addendum, dated December 2001, by and among Bioglan Pharma PLC and Jagotec AG
+10.5.3*	Deed of Variation and Novation, dated 2001, by and among Bioglan Pharma PLC, Bioglan Pharma Inc., Quintiles Ireland Limited, Quintiles Transnational Corp. and Jagotec AG
10.5.4*	Deed of Consent and Novation, dated August 4, 2004, by and among Jagotec AG, Quintiles Transnational Corp., Quintiles Ireland Limited, Bradley Pharmaceuticals, Inc. and BDY Acquisition Corp.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
+ Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
* Incorporated herein by reference to the Exhibit bearing the same number to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC.
(REGISTRANT)

Date: January 27, 2006	/s/ Daniel Glassman

Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: January 27, 2006	/s/ R. Brent Lenczycki, CPA

R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)