Form 10-K
period 2004-12-31
BRADLEY PHARMACEUTICALS INC
filed 2006-01-27
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

Commission File Number 1-31680

BRADLEY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2581418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

383 Route 46 W., Fairfield, NJ	07004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: 973-882-1505

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No ✓

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
Yes ✓  No_

The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of June 30, 2004 was approximately $406,510,924 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws). This amount does not include any value for the Class B common stock, for which there is no established United States public trading market.

As of January 12, 2006, there were outstanding 16,820,084 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Business " or contained or incorporated by reference in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to execute our Acquire, Enhance, Grow strategy;
•	market acceptance of our products;
•	our plans to launch new and enhanced products;
•	our ability to maintain or increase sales;
•	our ability to adequately estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to successfully implement life cycle management techniques;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to react favorably to changes in governmental regulations affecting products we market;
•	our plans to pursue patents;
•	our ability to successfully compete in the marketplace;
•	our plans to maintain or expand the size of our sales force;
•	our earnings estimates and future financial condition and results of operations;
•	our ability to favorably resolve the SEC's informal inquiry;
•	our ability to favorably resolve shareholder, derivative and federal securities class action lawsuits;
•	our ability to file our required reports with the SEC in accordance with our announced timeline;
•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months;
•	our ability to satisfy the covenants contained in our senior credit facility;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to refinance indebtedness, if required, and to comply with the terms and conditions of our debt instruments; and
•	the impact of the changes in the accounting rules discussed in this Form 10-K.

In some cases, you can also identify forward-looking statements by terminology such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under "Risk Factors. "

No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1: BUSINESS

Overview

We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in selected markets. We were incorporated under the laws of the State of New Jersey in January 1985 and reincorporated under the laws of the State of Delaware in July 1998.

Our Doak Dermatologics subsidiary promotes our branded dermatologic and podiatric products, including our ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, and ZONALON® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 136 representatives, including district managers, as at December 1, 2005. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE® and PAMINE® FORTE to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of 48 representatives, including district managers, as at December 1, 2005. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products, including FLORA-Q®.

Our products are manufactured by third parties according to our quality control standards and principally distributed through wholesalers to retail pharmacies and healthcare institutions throughout the United States and selected international markets.

On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration for the acquisition was approximately $190 million, including acquisition costs.

We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX. These core branded products accounted for a total of approximately 75% of our net sales for 2004 and approximately 32% of our net sales for 2003 (ADOXA® and SOLARAZE® were acquired by us during 2004).

We have experienced an increase in generic competition occurring in the Fourth Quarter 2004 and during 2005 against many of our products, including some ADOXA®, KERALAC™, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE®HC products. As a result of generic competition, the execution of Distribution and Service Agreements with two wholesale customers in 2005 and a change in the customers' market dynamics, we experienced an increase in product returns from our customers.

In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry. We and certain of our officers and directors are also party to federal securities class action and state shareholder derivative lawsuits which have arisen as a consequence of the SEC inquiry and the restatement of our financial results for the quarter ended September 30, 2004. We filed a motion to dismiss the federal securities class action, which currently is pending before the District Court. The state shareholder derivative actions were consolidated and have been stayed pending a decision on the motion to dismiss the federal securities class action.

Our Industry

We target segments of the dermatologic, podiatric and gastrointestinal markets where we believe that our sales force can effectively reach the groups of physicians who account for a majority of the prescriptions for conditions treated by our products.

Many of the pharmaceutical products sold in these specialty markets were originally discovered, researched or developed by major pharmaceutical companies. Due largely to industry consolidation, the costs of marketing and regulatory compliance, or lack of strategic fit, these types of products often do not justify continued promotion by major pharmaceutical companies. Major pharmaceutical companies typically focus on so-called "blockbuster drugs," which are often described as having the potential to generate annual sales in excess of $500 million. These companies frequently sell their smaller products to specialty pharmaceutical companies, like us.

Dermatologic and Podiatric Markets

Based on data from NDCHealth Corporation, an independent provider of pharmaceutical prescription data, we estimate the United States market for prescription dermatologic and podiatric drugs accounted for approximately $6.5 billion in retail prescription sales for 2004. Within the dermatologic market, approximately 14,000 dermatologists specialize in treating a variety of skin disorders, including acne, eczema and psoriasis. Our dermatologic products compete in areas such as acne, rosacea, actinic keratosis, topical anesthetics and xerosis, a segment of the market we estimate accounted for approximately $2.5 billion in retail prescription sales in 2004. Within the podiatric market, approximately 15,000 podiatrists treat patients suffering from a range of foot disorders, including athlete's foot and nail disorders that can be treated with prescription products.

Gastrointestinal Market

Based on data from NDCHealth, we estimate that the United States market for prescription gastrointestinal drugs accounted for approximately $19.1 billion in retail prescription sales for 2004. Within the gastrointestinal market, approximately 12,000 gastroenterologists specialize in treating a variety of stomach and intestinal disorders. We estimate that the segment of this market that focuses on the lower gastrointestinal tract, excluding heartburn related disorders, accounted for approximately $2.7 billion in retail prescription sales for 2004. Many of the drugs in this segment treat conditions such as constipation, hemorrhoids and colitis. Our drugs address principally hemorrhoids and symptoms associated with irritable bowel syndrome, specifically gastrointestinal pain and cramping.

Our Strategy

Our primary objective is to be a leading specialty pharmaceutical company focused on selected pharmaceutical needs within the dermatologic, podiatric and gastrointestinal markets. Following our strategy of Acquire, Enhance, Grow, we seek to fulfill unmet needs in our selected markets:

•
Acquire --We have acquired, and intend to acquire, rights to manufacture and market pharmaceutical and health related products with demonstrated safety and effectiveness and an established presence in the market. To date, our ideal product acquisition candidates have not been actively promoted, and did not compete directly with products offered by major pharmaceutical companies. We also focus on candidates that have barriers to entry for competitive products, including patent protection, complexity of manufacturing processes and patient and physician loyalty. As we grow, we may also seek acquisitions of more established products or products that have recently received drug agency approval.

•
Enhance --We enhance our product brands by extending their useful lives by broadening their list of approved indications, developing additional dosage strengths, producing convenient packaging sizes and developing novel product formulations.

•
Grow --Our goal is to grow by increasing net sales. We seek to increase net sales by aggressively promoting our branded products through our nationwide sales and marketing force to key groups of physicians, principally in the dermatologic, podiatric and gastrointestinal fields, who write a high volume of prescriptions for our types of products. We supplement the activities of our sales force with direct mail, telemarketing campaigns, journal advertising and by providing samples of our products to physicians. We also selectively contract with third parties to promote our products in order to target a broader physician audience.

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

Our Products

The following is a list of major branded products, by therapeutic category, that we currently market and distribute.

Dermatologic and Podiatric	Strength	Primary Uses
ADOXA®
ADOXA® Tablets 50mg, 75mg and 100mg	Rx	Acne
ADOXA® Pak 75mg and 150mg	Rx	Acne
KERALAC™	Rx
KERALAC™ CREAM	Rx	Mild to severe dry skin
KERALAC™ LOTION	Rx	Mild to severe dry skin
KERALAC™ GEL	Rx	Mild to severe dry skin, nail disorders
KERALAC™ NAILSTIK	Rx	Mild to severe dry skin, nail disorders
KERALAC™ OINTMENT	Rx	Mild to severe dry skin
SOLARAZE®	Rx	Actinic keratoses, pre-cancerous skin lesions
ZODERM®
ZODERM® CLEANSER 4.5%, 6.5% and 8.5%	Rx	Acne
ZODERM® CREAM 4.5%, 6.5% and 8.5%	Rx	Acne
ZODERM® GEL 4.5%, 6.5% and 8.5% ZODERM® REDI-PADS 4.5%, 6.5% and 8.5%	Rx Rx	Acne Acne

LIDAMANTLE®HC	Rx	Topical anesthetic and anti-inflammatory
LIDAMANTLE®	Rx	Topical anesthetic
ACIDMANTLE®	Cosmetic	Skin pH balancer
ROSULA®
ROSULA® AQUEOUS CLEANSER	Rx	Rosacea and acne
ROSULA®AQUEOUS GEL ROSULA® NS PADS	Rx Rx	Rosacea and acne Antibacterial
SELSEB®	Rx	Dandruff
ZONALON®	Rx	Topical anesthetic
CARMOL®
CARMOL®40	Rx	Mild to severe dry skin, xerosis, nail disorders
CARMOL®HC	Rx	Inflammatory skin conditions
CARMOL®SCALP LOTION	Rx	Dandruff
CARMOL®10, 20	OTC	Dry skin
DPM™CREAM	OTC	Dry, irritated, itchy feet
Gastrointestinal
ANAMANTLE®HC ANAMANTLE HC CREAM KIT 20'S ANAMANTLE®HC FORTE	Rx Rx Rx	Hemorrhoids and anal fissures Hemorrhoids and anal fissures Hemorrhoids and anal fissures
PAMINE®, PAMINE® FORTE	Rx	Relief of gastrointestinal symptoms
FLORA-Q® (nutritional supplement)	OTC	Bacteria strains for proper balance of intestinal flora
Nutritional
GLUTOFAC®-ZX	Rx	Multi-vitamin/multi-mineral supplement
Respiratory
DECONAMINE®	Rx	Antihistamine and decongestant
ENTSOL®	OTC	Nasal wash
TYZINE®	Rx	Topical nasal decongestant
BRONTEX®	Rx	Cough suppressant and expectorant

Our core branded products that we actively promote in the dermatologic, podiatric and gastrointestinal markets are described below:

ADOXA® is a member of the tetracycline family of antibiotics and is available in 150mg, 100mg, 75mg and 50mg tablets as doxycycline monohydrate. ADOXA® is available in bottles of tablets and as ADOXA® Pak™, a convenient package that may help and simplify patient compliance and encourage physician prescribing. The tetracycline family of antibiotics is useful adjunctive therapy for the treatment of severe acne. These medications work by suppressing the common bacteria, P. acnes (the causative agent for acne), on the skin. They are often used in conjunction with topical therapies as part of an overall acne treatment regimen. ADOXA® is one of several branded tetracycline products for acne treatment. Adoxa's commercial success is based on factors such as its small, easy-to-swallow tablet form and doxycycline's proven safety profile. ADOXA® tablets are small, easy-to-swallow, film-coated tablets, making them ideal for patients who have trouble swallowing capsules. During December 2005, we granted Par Pharmaceutical, Inc. the right to market authorized generic versions or our ADOXA® 50mg and 100mg tablets in bottles.

KERALAC™ is a prescription urea-based topical moisturizing therapy with keratolytic properties (helps to remove the surface layer of dead cells). KERALAC™ is currently available in five formulations --a lotion, cream, nail gel, ointment and a unique Nailstik™. KERALAC™ LOTION, launched in the Second Quarter 2004, is marketed for mild to moderate dry skin, KERALAC™ CREAM, launched in the First Quarter 2005, is marketed for moderate to severe dry skin, and KERALAC™ GEL, launched in the Second Quarter 2004, is marketed for site-specific dry skin, nail debridement and as a nail softener. KERALAC™ NAILSTIK, launched in the Third Quarter 2005, is a patient-friendly application to treat diseased and damaged nails. KERALAC™ OINTMENT, launched in Fourth Quarter 2005, is site-specific treatment for dry skin relief. We developed KERALAC™ as an enhancement to our CARMOL®40 products. We estimate that KERALAC™ and CARMOL®40 has approximately 31% and $44 million, based upon data from NDCHealth Corporation, of the urea-based prescription severe dry skin and damaged nails market, as of December 1, 2005.

SOLARAZE® Gel is the first FDA-approved dermatological product containing the nonsteroidal anti- inflammatory diclofenac sodium in a 3% topical formulation. SOLARAZE® Gel is used to treat actinic keratosis. Actinic keratoses are common, pre-cancerous skin lesions affecting a large proportion of fair-skinned individuals. Actinic keratosis skin lesions are caused by over-exposure to the sun. Prior to the introduction of SOLARAZE® Gel, dermatology treatment options typically included cryosurgery, 5-fluorouracil and aminolevulinic acid HCI. SOLARAZE® Gel's commercial success is based on factors such as its efficacy, tolerability/side-effect profile and its convenient, easy-to-apply non-greasy gel form. SOLARAZE® Gel is also the only topical treatment for actinic keratosis that is approved for use on other parts of the body besides the face and scalp.

ZODERM® CLEANSER, ZODERM® CREAM, ZODERM® GEL and ZODERM® REDI-PADS™ are internally developed benzoyl peroxide topical prescription products that help treat acne. We launched ZODERM® CLEANSER, ZODERM® CREAM and ZODERM® GEL 4.5% and 8.5% active ingredient strengths in the First Quarter 2004 and ZODERM® CLEANSER, ZODERM® CREAM and ZODERM® GEL 6.5% active ingredient strength in the Third Quarter 2004. We launched ZODERM® REDI-PADS in all strengths in the Third Quarter 2005. The active ingredient in all ZODERM® products is benzoyl peroxide, which has antibacterial properties that are effective in treating acne.

LIDAMANTLE® and LIDAMANTLE®HC, available in cream and lotion formulations, are prescription products with a topical anesthetic (lidocaine) that help relieve pain, soreness, itching and irritation caused by insect bites, eczema and other skin conditions. LIDAMANTLE® and LIDAMANTLE®HC are formulated in a special base which mimics the pH of healthy skin, thus providing an environment that facilitates healing, protects against infections and alleviates irritation. LIDAMANTLE®HC also contains hydrocortisone, which helps to reduce inflammation. We launched the lotion formulation of LIDAMANTLE® and LIDAMANTLE®HC in November 2003.

ROSULA® AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL and ROSULA® NS PADS are internally developed topical prescription products that treat skin conditions, including acne and rosacea. We launched ROSULA® AQUEOUS GEL in January 2003 and ROSULA® AQUEOUS CLEANSER in July 2003. The active ingredients in ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER, sodium sulfacetamide and sulfur, have antibacterial properties that are effective against acne and reduce the redness (erythema) and lesions associated with rosacea. The active ingredient in ROSULA® NS PADS, sodium sulfacetamide, also acts as an antibacterial that is effective for acne and rosacea. ROSULA® NS PADS were launched in the Third Quarter 2004 .

SELSEB®, launched in December 2004, is a prescription antifungal shampoo used to treat seborrheic dermatitis of the scalp, tinea versicolor and dandruff. The active ingredient selenium sulfide has been proven to effectively reduce the type of fungus that causes seborrheic dermatitis. SELSEB® Shampoo provides relief from scalp conditions in a convenient, non-steroidal formulation.

ZONALON® CREAM is a prescription cream that helps relieve itch for the management of moderate itching associated with atopic dermatitis.

ANAMANTLE HC®, launched in January 2003, is a prescription cream containing a topical anesthetic (lidocaine) and hydrocortisone (an anti-inflammatory), which treats hemorrhoids and anal fissures. Because ANAMANTLE HC® is formulated in a pH-balanced base, it can encourage a pH that facilitates healing, reduce swelling and soothe irritation.  ANAMANTLE HC® cream is packaged as 14 single-use, disposable dispensers with an applicator ( "ANAMANTLE HC® 14"). In December 2004, we introduced ANAMANTLE HC® CREAM KIT to the marketplace. This new and enhanced kit contains 20 single-use units, each containing a single-use tube and applicator, as well as a soothing cleansing wipe. In July 2005, we launched ANAMANTLE HC® FORTE which delivers twice the anti-inflammatory medication of the original ANAMANTLE HC® 14 and contains mucoadhesive properties that is designed to promote better adhesion to affected areas.

PAMINE® and PAMINE® FORTE are prescription lactose-free, antispasmodic oral therapies that are indicated for the adjunctive therapy of peptic ulcer. PAMINE® FORTE contains twice the amount of the active ingredient of PAMINE® and may be taken less frequently than PAMINE®, which we believe may promote greater patient compliance. Because both PAMINE® and PAMINE® FORTE have limited ability to cross the blood-brain barrier (BBB), they cause fewer side effects, such as dizziness and blurred vision, than comparable drugs that cross the BBB.

FLORA-Q®, launched in March 2004, is an over-the-counter nutritional supplement blend of bacterial strains designed to promote the proper balance of natural healthful bacteria in the intestines, often referred to as probiotics. FLORA-Q® contains four proprietary strains of probiotic bacteria in a novel delivery system that ensures safe passage of the probiotic strains through the stomach and high potency delivery to the intestinal tract, where its beneficial effect is realized. Additionally, FLORA-Q® requires no refrigeration and is available in a convenient capsule form.

GLUTOFAC®ZX is a prescription nutritional supplement that helps to replenish the body's reserves of vitamins and minerals.

Our net sales volume percentages by category for 2002, 2003 and 2004 were as follows:

	Year Ended December 31,
	2002	2003	2004
Dermatology and Podiatry	75%	76%	76%
Gastrointestinal	8%	12%	18%
Respiratory	11%	9%	4%
Nutritional	5%	3%	2%
Other	1%	0%	0%

Financial information for 2002, 2003 and 2004 are presented in our consolidated financial statements included as part of this Annual Report on Form 10-K.

Raw Materials

We, and the manufacturers of our products, rely on suppliers of raw materials used in the production of our products. Some of these materials, including the active ingredient in PAMINE® and PAMINE® FORTE, are available from only a limited number of sources and others may become available from only one source or a limited number of sources.

Sales and Marketing

We market and sell our products primarily through our full-time sales personnel and wholesalers, respectively. As of December 1, 2005, we employed a national sales force, including district managers, of more than 180 representatives, which seeks to cultivate relationships of trust and confidence with dermatologists, podiatrists and gastroenterologists who issue a high volume of prescriptions in our core market segments. Our marketing and sales promotions principally target these doctors through visits where our representatives provide information and product samples to encourage them to prescribe our products. In addition, we use a variety of marketing techniques to promote our products, including journal advertising, promotional materials, specialty publications, convention participation, focus groups, educational conferences, telemarketing and informational websites.

As of December 1, 2005, Doak Dermatologics had 136 representatives and district managers who call on dermatologists and podiatrists throughout the United States. As of December 1, 2005, our Kenwood Therapeutics division had 48 representatives and district managers who call on gastroenterologists in the United States. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share improvement and growth in value for our shareholders.

During June 2005, we entered into an agreement with Mission Pharmacal, a privately-held pharmaceutical company specializing in Women's Health, to promote ANAMANTLE®HC and ANAMANTLE®HC FORTE, to OB/GYN physicians.

We began promoting ANAMANTLE®HC 14 to OB/GYNs in July 2003 through a co-promotion agreement with Ventiv Health, Inc. ANAMANTLE®HC was promoted by Ventiv Health until February 2005.

To facilitate sales of our products internationally, we have, as of December 1, 2005, entered into agreements with approximately 26 international marketing and distribution partners to provide for distribution and promotion of our products in more than 35 countries. Net sales from our international business were approximately 2% for 2004, 2% for 2003 and 4% for 2002.

On June 30, 2004, we entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, we have exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia.

We intend to seek new markets in which to promote our product lines and will continue expansion of our field force as product growth and/or product acquisitions warrant. We also continue to seek new international wholesalers and currently are in the process of obtaining market approvals in new countries. Although we anticipate receiving the necessary approvals to market our products in these countries, there can be no assurance that these approvals will be received.

Customers

We sell our products primarily to wholesalers, who, in turn, supply the nation's pharmacy retailers. Our customers include several of the nation's leading wholesalers, such as AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation, Quality King Distributors, Inc. and major drug chains. Our four largest customers listed below accounted for an aggregate of approximately 91% of our gross trade accounts receivable at December 31, 2004 and 81% of our gross trade accounts receivable at December 31, 2003. The following table presents a summary of our sales to significant customers, who all are also wholesalers, as a percentage of our total gross sales:

	Year Ended December 31,
Customer	2002	2003	2004

AmerisourceBergen Corporation	17%	17%	15%
Cardinal Health, Inc.	24%	27%	36%
McKesson Corporation	26%	24%	25%
Quality King Distributors, Inc.	23%	14%	11%

We have two principal types of arrangements with wholesalers of our products: (a) traditional arrangements with health benefit providers, such as managed care contractors and pharmacy benefit managers ("Standard Arrangements"), and (b) Inventory Management or Distribution Service Agreements (collectively, "DSAs") with our two largest wholesalers, Cardinal Health and McKesson. Pursuant to Standard Arrangements, we provide discounts to various health benefit providers nationwide for purchases of our products, although such providers have no obligation to order any products at any time and we are under no obligation to offer or provide the discounts. We have utilized Standard Arrangements for several years and expect to continue to do so in the future.

During March 2005, we entered into a DSA with Cardinal Health, having an effective date of July 2004, and during September 2005, we entered into a DSA with McKesson having an effective date of October 2004. Under the terms of each of these DSAs, we have agreed to pay, under certain circumstances, a fee in exchange for certain product distribution, inventory management, and administrative services. We believe that these agreements will, among other things, improve our knowledge of demand for our products and reduce the level of wholesale inventories of our products.

Entering into these DSAs adversely affected sales and increased returns of some of our products, as McKesson and Cardinal reduced their inventory levels of these products to achieve agreed upon inventory levels. Also, pursuant to these DSAs, we provide purchase price discounts for purchases of our products in order to provide incentives to stabilize and manage inventory levels, which, in turn, allows us to better control our inventory pipeline.

Third Party Payors

Our operating results and business success depend in large part on the availability of adequate third party payor reimbursement to patients for our branded prescription products. These payors include pharmacy benefit management organizations, governmental entities, managed care organizations and private health insurers. We strive to achieve the following strategic objectives for our branded prescription products with these payors:

•	increased patient access;

•	preferred formulary placement;

•	growth in market share.

We have initiated a marketing campaign to raise the awareness of our brands to third party payors. The campaign involves regularly scheduled targeted product mailings, private meetings and attendance at industry conferences. We have entered into reimbursement agreements with nationally recognized pharmacy benefit management organizations and we added a major health insurance company to the list of leading national managed care organizations participating in reimbursement agreements with us. We intend to continue expanding our existing base of national and regional relationships with third party payors.

Manufacturers and Suppliers

We do not own or operate any manufacturing or production facilities. Instead, approximately 10 independent companies manufacture and supply the vast majority of our products. For 2004, two vendors that manufacture and package products for us accounted for approximately 35% and 12% of our cost of sales. For 2003, two vendors that manufacture and package products for us accounted for approximately 33% and 16% of our cost of sales.

With respect to our actively marketed products, ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, LIDAMANTLE®HC, ROSULA®, SELSEB®, ZONALON®, ANAMANTLE® HC, PAMINE® and FLORA-Q®, we have licensing, manufacturing or other supply agreements with our manufacturers or suppliers.

On December 13, 2005, we entered into a licensing and distribution agreement with Par Pharmaceutical pursuant to which we granted Par an exclusive, royalty-bearing license to manufacture and distribute in the United States authorized generic versions of ADOXA® in such strengths and dosage forms as we approve, excluding 50mg and 100mg capsules. Under this agreement, Par is obligated to pay us 50% of its net profits from its sales of our authorized generic versions of ADOXA®. To date, we have authorized Par to market only 50mg and 100mg tablets of our authorized generic versions of ADOXA® in bottles .

Intellectual Property

A majority of our products are not patent protected, and we cannot assure you that any of our patents, if challenged, would be held enforceable. In addition, competitors may independently develop similar technologies or design around patented aspects of our technology. During October 2004 and February 2005, generic competitors introduced less expensive comparable products to ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT, respectively, that contain the same active ingredient. During January 2005, a generic competitor introduced less expensive comparable products to KERALAC™ LOTION and NAIL GEL, and in July 2005, a generic competitor introduced a less expensive comparable product to KERALAC™ CREAM. During December 2005, another competitor introduced a generic version of ADOXA® 50mg and 100mg tablets in bottles. The introduction of these competing products will likely result in reduced demand for ANAMANTLE® HC, KERALAC™ LOTION, NAIL GEL and CREAM, and for ADOXA® tablets. We currently have a patent pending in the U.S. Trademark Office covering a packaging component of our ANAMANTLE®HC products and a second patent pending with respect to KERALAC™ NAIL GEL and CREAM. If these patents issue, we intend to seek legal remedies, including monetary damages, against these competitors. The timing of the issuance of these patents, if at all, is uncertain. Further, even if these patents issue, the patents may not provide significant protection and may be challenged as to their validity or enforceability.

We own trademarks associated with our products, including several national and foreign trademark registrations, or common law rights, for each of our material products. We cannot provide any assurance as to the extent or scope of the trademarks or other proprietary protection secured by us on our products. To our knowledge, none of our trademarks infringes any trademarks owned or used by others.

We rely principally on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know how that is not patentable, and for inventions for which patents may be difficult to enforce, we often use trade secret protection and confidentiality agreements to protect our interests. To this end, we typically require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party's proprietary technology.

Competition

The pharmaceutical industry is highly competitive. We compete primarily in the dermatologic, podiatric and gastrointestinal markets. We believe that competition for product sales is based primarily on brand awareness, price, availability, product efficacy and customer service. Additionally, since our current products generally are established and commonly sold, they are subject to competition from products with similar qualities. Our pharmaceutical products may be subject to competition from alternate therapies during the patent protection period, if applicable, and thereafter from generic equivalents.

Many of our competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields and may have greater resources than we do to devote to manufacturing, marketing, sales, research and development and acquisitions. Our competitors include AstraZeneca, Sanofi-Aventis, Axcan Pharma, Bristol-Myers Squibb, Connetics, Ferndale Laboratories, First Horizon Pharmaceuticals, Galderma, GlaxoSmithKline, Valeant Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, Pfizer, Salix Pharmaceuticals, Schering Plough, Schwarz Pharma, Upsher-Smith, Warner-Chilcott and others.

During the Second Quarter 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the Fourth Quarter 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, LOTION and GEL, also with the same active ingredient. These introductions of competing products resulted in a reduction in demand for our CARMOL® 40 CREAM, LOTION and GEL products during the three and twelve months ended December 31, 2004 in comparison to the same periods in the prior year. In order to minimize a reduction in our overall Net Sales arising from increased competition related to the CARMOL® 40 products, we have implemented life cycle management techniques, including launching new products- KERALAC™ LOTION and GEL in the Second Quarter 2004, KERALAC™ CREAM in the First Quarter 2005 and KERALAC™ NAILSTIK and OINTMENT during the Fourth Quarter 2005.

During October 2004 and February 2005, generic competitors introduced less expensive comparable products to ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT, respectively. As a result of the increased competition for ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT based on price, we expect lower Net Sales for ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT. In order to minimize a reduction in Net Sales related to increased competition for ANAMANTLE®HC, we have implemented life cycle management techniques, including launching ANAMANTLE®HC FORTE.

During January 2005, a generic competitor introduced less expensive comparable products to KERALAC™ LOTION and NAIL GEL with the same active ingredient. These introductions of competing products will most likely result in reduced demand for our KERALAC™ LOTION and NAIL GEL. During July 2005, generic competitors introduced less expensive comparable products to KERALAC™ CREAM, with the same active ingredient. These introductions of these competing products will most likely result in reduced demand for our KERALAC™ CREAM. We have a patent application pending with respect to our KERALAC™ products. If this patent issues, we intend to seek legal remedies against the generic competitor, including seeking monetary damages. The timing of the issuance of this patent, if at all, is uncertain. Further, even if the patent issues, the patent may not provide significant protection and may be challenged as to its validity or enforceability. In order to minimize a reduction in Net Sales related to increased competition for KERALAC™ products, we launched additional line extensions of KERALAC™ NAILSTIK in September 2005 and KERALAC™ OINTMENT in October 2005.

During June 2005, a generic competitor introduced less expensive comparable products to our ZODERM® products. These competing products will most likely result in reduced Net Sales for our ZODERM® product line.

During December 2005, a generic competitor introduced less expensive products of ADOXA® 100mg and ADOXA® 50mg tablets. These introductions will most likely result in reduced Net Sales for those impacted ADOXA® lines. To minimize lost profits as a result of generic competition against ADOXA®, we entered into a Licensing and Distribution Agreement with Par Pharmaceutical. Under this agreement, we granted Par an exclusive, royalty-bearing license to manufacture and distribute in the United States authorized generic versions of ADOXA® in such strengths and dosage forms as we approve, excluding 50mg and 100mg capsules. Under this agreement, Par is obligated to pay us 50% of its net profits from its sales of our authorized generic versions of ADOXA®. To date, we have authorized Par to market only 50mg and 100mg tablets of our authorized generic versions of ADOXA® in bottles. In addition to entering into our agreement with Par, we have implemented life cycle management techniques for ADOXA®, including launching ADOXA® Paks, designed to enhance patient compliance and physician prescribing, in January 2005 and ADOXA® 150mg tablets in late 2005.

In addition to increased generic competition mentioned above for CARMOL® 40, ANAMANTLE®HC, KERALAC™, ZODERM® and ADOXA® 50mg and 100mg tablets, we have experienced generic competition against LIDAMANTLE® Lotion and LIDAMANTLE® HC Lotion in November 2004 and ROSULA® Aqueous Gel and ROSULA® Aqueous Cleanser in April 2005.

There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in sales of our products. Further, if there are decreases in sales of any other material product line, including ZODERM®, KERALAC™, ANAMANTLE®HC, PAMINE®, ADOXA® or our other products, as a result of increased competition, wholesaler buying patterns, physicians prescribing habits or for any other reason and we fail to replace those sales, our revenues and profitability would decrease.

Government Regulation

Virtually all aspects of our activities are regulated by federal and state statutes and regulations, and government agencies. The research, development, manufacturing, processing, packaging, labeling, distribution, sale, advertising and promotion of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies and their state equivalents, including the FDA, the Drug Enforcement Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as by governmental authorities in those foreign countries in which we distribute some of our products.

Noncompliance with applicable regulatory policies or requirements of the FDA or other governmental authorities could subject us to enforcement actions, such as suspensions of product distribution, seizure of products, product recalls, civil monetary and other penalties, criminal prosecution and penalties, injunctions, "whistleblower " lawsuits, failure to approve pending drug product applications or total or partial suspension of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or the agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies, such as our contract with the Veteran's Administration and the Department of Defense. These enforcement actions would detract from management's ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

Pharmaceutical Products

In the United States, all manufacturers, marketers and distributors of human pharmaceutical products are subject to regulation by the FDA. For innovative, or non-generic, new drugs, an FDA-approved new drug application, or NDA, is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its labeled uses, and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA typically must include or reference pre-clinical data from animal and laboratory testing and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical laboratory and animal testing must comply with FDA's good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with FDA's good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an investigational new drug application, or IND, to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards, or IRBs, at the sites where the research will take place, and the study subjects must provide informed consent.

The FDA can, and does, reject new drug applications, require additional clinical trials, or grant approvals on only a restricted basis even when product candidates performed well in clinical trials. The FDA regulates and typically inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a substantial user fee payment, unless a waiver or exemption applies. FDA has committed generally to review and make a decision concerning approval on an NDA within 10 months, and on a new priority drug within six months. However, final FDA action on the NDA can take substantially longer, and where novel issues are presented there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and review an NDA it deems incomplete or not properly reviewable.

Generic drugs are approved through an abbreviated process based on the submission to FDA of an abbreviated new drug application, or ANDA. The ANDA must seek approval of a drug product that has the same active ingredient(s), dosage form, strength, route of administration, and labeling as a so-called "reference listed drug" approved under an NDA, although some limited exceptions may be permitted. The ANDA also generally contains limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at the same rate and to the same extent as the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug. Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed, and if the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for a specified period of time pending resolution of the suit or other action by the court. The amount of testing and effort that is required to prepare and submit an ANDA is generally substantially less than that required for an NDA.

The FDA continues to review marketed products even after approval. If previously unknown problems are discovered or if there is a failure to comply with applicable regulatory requirements, the FDA may restrict the marketing of an approved product, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions. For example, the FDA may require an approved marketing application or additional studies for any marketed drug product if new information reveals questions about a drug's safety or effectiveness. In addition, changes to the product, the manufacturing methods or locations, or labeling are subject to additional FDA approval, which may or may not be received, and which may be subject to a lengthy FDA review process.

Over-the-counter, or OTC, drugs may be sold either under an approved NDA or ANDA, or under special regulations of the FDA known as OTC monographs. FDA issues OTC monographs for particular product categories, such as cough-cold products. The monographs specify permissible active ingredients, labeling and indications, and a product may be marketed under a monograph without receiving a separate FDA approval. Once FDA has determined that a drug should be sold on an OTC basis for a particular use, it is generally considered unlawful to continue marketing that drug on a prescription basis for that use. Therefore, once the FDA issues a final OTC monograph, a prescription product covered by the monograph must generally convert from prescription status to OTC status.

Certain drugs that we and others market are not the subject of an approved NDA or ANDA, or an OTC monograph. FDA has recognized that there are numerous, perhaps thousands, of such drug products currently on the market without FDA approvals or authorizations. These include principally products that first came on the market without an NDA prior to changes in the food and drug laws in 1962, and new products that have come on the market since that time on the grounds that they are identical, similar, or related to pre-1962 products. FDA has stated that these unapproved products are new drugs under the Federal Food, Drug, and Cosmetic Act and thus require an effective approval in order to be introduced into interstate commerce. However, FDA also acknowledges that many of these products have been marketed and prescribed for years without raising any safety or effectiveness issues, and thus has established policies stating the circumstances under which it will exercise its enforcement discretion and not take action against an otherwise unapproved new drug. Under these policies, FDA states that it will exercise its enforcement discretion with respect to drugs marketed without a required FDA approval and focus its enforcement resources on drugs that (1) present potential safety risks, (2) lack evidence of effectiveness, and/or (3) constitute "health fraud drugs." FDA also states in these policies that the agency considers drugs presenting a challenge to the drug approval or OTC monograph system as falling into one or all of these categories. This means, among other things, that FDA will give higher enforcement priority where one company obtains approval of an NDA and other companies are marketing the product without approval, or where drugs are marketed in violation of a final OTC monograph. We market a number of our products under these FDA enforcement policies on the basis that they are equivalent to products first marketed prior to 1962. Any change in the FDA's enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

Whether or not approved under an NDA, all drugs must be manufactured in conformity with current Good Manufacturing Practices and other FDA regulations and requirements, and drug products subject to an approved application must be manufactured, processed, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations,. Products that do not comply with these requirements can be considered misbranded and subject to seizure, recall, monetary fines, and other penalties. Our third-party manufacturers must comply with Good Manufacturing Practices and product specific regulations enforced by the FDA, and are continually subject to inspection by the FDA and other governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority determines that our contract manufacturers do not comply with applicable regulations or as a result of an unsatisfactory inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers and affect adversely our results of operations.

The distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. States require the registration of manufacturers and distributors who provide pharmaceuticals, including in certain states even if these manufacturers or distributors have no place of business within the state but satisfy other nexus requirements, for example, the shipment of products into such state. Both the PDMA and state laws limit the distribution of prescription drug product samples to licensed practitioners and impose other requirements to ensure accountability in the distribution of samples.

Other reporting and recordkeeping requirements also apply for marketed drugs, including for most products requirements to review and report cases of adverse events. Product advertising and promotion are subject to FDA and state regulation, including requirements that promotional claims conform to any applicable FDA approval, and be appropriately balanced and substantiated. OTC drug advertising is also regulated by the Federal Trade Commission. Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and the implementing regulations and policies of the United States Health and Human Services Office of Inspector General and United States Department of Justice, as well as similar state laws. Our pricing and rebate programs must comply with applicable pricing and reimbursement rules, including the Medicaid drug rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Nutritional Supplements

The FDA regulates nutritional supplements, including vitamins, minerals and herbs, principally under the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA defines dietary supplements as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally under DSHEA dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a dietary ingredient that was not marketed in the United States before October 15, 1994 must be the subject of a notification submitted to the FDA unless the ingredient has been present in the food supply as an article used for food without the food being chemically altered. A new dietary ingredient notification must provide the FDA evidence of a history of use or other evidence of safety, and must be submitted to FDA at least 75 days before the initial marketing of the new dietary ingredient.

DSHEA permits statements of nutritional support to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or well-being, but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances it is necessary to disclose on the label that the FDA has not evaluated the statement, to disclose the product is not intended to diagnose, treat, cure or prevent a disease, and to notify the FDA about the use of the statement within 30 days of marketing the product.

Dietary supplements are subject to the current good manufacturing practices, or GMP, requirements that apply to ordinary foods. In addition, as authorized by DSHEA, the FDA proposed GMP requirements specifically for dietary supplements. If these regulations are finalized, they will be more detailed than the requirements that currently apply.

FDA's regulation of marketed nutritional supplements includes monitoring safety, through measures such as voluntary dietary supplement adverse event reporting, and product information, such as labeling, claims, package inserts, and accompanying literature. The Federal Trade Commission regulates dietary supplement advertising.

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

Employees

As of December 1, 2005, we had approximately 300 employees. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe that our relationships with our employees are good. None of our employees is subject to a collective bargaining agreement.

Web Site Access to Filings with the Securities and Exchange Commission

All of our electronic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost through our web site, www.bradpharm.com, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our SEC filings are also available through the SEC's web site at www.sec.gov.

RISK FACTORS

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

We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX. These core branded products accounted for a total of approximately 75% of our net sales for 2004 and approximately 32% of our net sales for 2003 (ADOXA® and SOLARAZE® were acquired by us during 2004). We believe that the net sales of these products will constitute the majority of our overall net sales for the foreseeable future. Accordingly, any factor that hurts our sales of these core products, individually or collectively, could reduce our revenues and profitability. Many of our core branded products are subject to generic or comparable product competition currently or may be in the near future. Each of our core branded products could be rendered obsolete or uneconomical by regulatory or competitive changes. Net sales of our core branded products could also be adversely affected by other factors, including:

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

Failure to maintain ADOXA® net sales would reduce our revenues and profitability.

On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to ADOXA®, an oral antibiotic indicated for the treatment of acne that is currently not patent protected. ADOXA® accounted for approximately 13% of our net sales for 2004 and 46% of our net sales for the three months ended December 31, 2004. The concentration of our net sales in a single product line makes us particularly dependent on that line. If demand for the ADOXA® or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease.

  We rely on unpatented technologies for ADOXA®. During December 2005, a generic competitor introduced less expensive versions of ADOXA® 100mg and ADOXA® 50mg tablets in bottles. These introductions of competing products will most likely result in reduced Net Sales for those impacted ADOXA® products. To minimize lost profits as a result of generic competition against ADOXA®, we entered into a Licensing and

Distribution Agreement with Par Pharmaceutical to manufacture and distribute in the United States authorized generic versions of ADOXA® in such strengths and dosage forms as we approve. In addition to entering into our agreement with Par, we have implemented life cycle management techniques for ADOXA®, including launching ADOXA® Paks, designed to enhance patient compliance and physician prescribing, in January 2005 and ADOXA® 150mg tablets in late 2005. These strategies might not be successful, and ADOXA® is susceptible to further potential generic competition and sales erosion. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors, none of which might provide effective protection for ADOXA®. We cannot assure you that we will be able to maintain our net sales or profit levels for ADOXA® products or that they will not decrease.

Net sales of KERALAC™ and CARMOL®40 have been, and may continue to be, adversely affected by the introduction of competitive products and net sales of ADOXA® may be affected by the recent introduction of competitive products.

In the second quarter of 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the fourth quarter of 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, LOTION and GEL, also with the same active ingredient. These introductions of competing products resulted in reduced demand for our CARMOL® 40 CREAM, LOTION and GEL products during the year ended December 31, 2004 in comparison to the same periods in the prior year. The total net sales for CARMOL®40 CREAM, LOTION and GEL for the year ended 2004 were $13,503,000, a decrease of $23,074,000 from the year ended December 31, 2003.

During January 2005, a generic competitor introduced less expensive comparable products to KERALAC™ LOTION and NAIL GEL with the same active ingredient. These introductions of competing products will most likely result in reduced demand for our KERALAC™ LOTION and NAIL GEL products in the upcoming quarters. During July 2005, generic competitors introduced less expensive comparable products to KERALAC™ CREAM, with the same active ingredient. These introductions of these competing products will most likely result in reduced demand for our KERALAC™ CREAM products in upcoming quarters

We rely on unpatented technologies for ADOXA®. During December 2005, a competitor introduced generic versions of ADOXA® 50mg and 100mg tablets. We expect that the introduction of these products and the possible future introduction of other competing products will result in reduced demand for ADOXA®.

If aggregate demand for CARMOL® 40, KERALAC™, ADOXA® or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease. We cannot assure you that we will be able to maintain our net sales levels for CARMOL® 40, KERALAC™ and ADOXA®, or that they will not decrease.

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

Other than patents with respect to SOLARAZE®, we do not have meaningful patents or patent applications pending with respect to any other material products sold by us. The ownership of a patent or an interest in a patent does not always provide significant protection and the patents and applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of management's time, which would detract from the time available to be spent maintaining and developing our business.

We mainly rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we often use trade secret protection and confidentiality agreements to protect our interests. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy to us in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently develop similar or equivalent trade secrets or know-how.

During 2005, a generic competitor introduced less expensive comparable products to KERALAC™ LOTION, CREAM and NAIL GEL, also with the same active ingredient. We have a patent application pending with respect to our KERALAC™ products. If this patent issues, we intend to seek legal remedies against the generic competitor, including seeking monetary damages. The timing of the issuance of this patent, if at all, is uncertain. Further, even if the patent issues, the patent may not provide significant protection and may be challenged as to its validity or enforceability.

Generic competition and introductions by us of line extensions of our existing products or new products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results.

Part of our operating plan includes the introduction of line extensions of our existing products to create marketing advantages and extend the life cycles of our products. From time-to-time we may seek to introduce line extensions on an expedited basis before we are able to reduce the levels of inventories of product which may be rendered obsolete or otherwise adversely affected by the line extension. This may require us to increase our estimate for returns of product on hand at wholesalers, which is recorded as a reduction of our net sales, and increase our reserve for inventory in our warehouse which is recorded as a cost of sales. Accordingly, generic competition and the introduction of line extensions may adversely affect our operating results.

The restatement of our consolidated financial statements for the Third Quarter 2004 and SEC inquiry have, and will continue to have, a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings and possible delisting from the New York Stock Exchange.

We determined that our consolidated financial statements for the Third Quarter 2004, as more fully described in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations- Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004, should be restated. As a result of the restatement and the SEC inquiry, we have become subject to a number of additional risks and uncertainties, including:

•
We have incurred substantial unanticipated costs for accounting, legal and financing fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur such costs.

•
We and certain of our officers and directors have also been named defendants in federal securities class action and state shareholder derivative lawsuits. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints and other plaintiffs may bring additional actions with other claims. We expect to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of our management's time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

•
The SEC has instituted an informal inquiry which has resulted in, and will likely to continue to result in, a substantial diversion of our management's time and attention and the incurrence of substantial costs. The inquiry could lead to a formal SEC investigation. The inquiry may also result in civil penalties or criminal proceedings, including fines, injunctions or orders with respect to future activities, all of which would result in further substantial costs and diversion of management time and attention.

•
The late filing of our required reports on Form 10-K for December 31, 2004 and Forms 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, may cause us to be delisted from the New York Stock Exchange. See "Our common stock may be delisted from the NYSE which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors" for additional discussion regarding the potential NYSE delisting.

Our common stock may be delisted from the New York Stock Exchange which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors.

If our common stock was delisted from the New York Stock Exchange as a result of not filing with the SEC in accordance with our announced timetable or otherwise in a timely fashion, our common stock would most likely be quoted on the Pink Sheets Electronic Quotation Service. A quotation of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, a quotation of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that are quoted on the Pink Sheets are no longer eligible for margin loans, and a company quoted on the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. A delisting from the New York Stock Exchange and quotation on the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Under our $110 million senior credit facility, we are required to continually satisfy certain financial and other covenants. If we were unable to maintain these covenants and payment obligations under this credit facility were to become immediately due and payable, we may be unable to repay these amounts which could adversely affect our financial condition.

As of December 31, 2005, our cash and cash equivalents and short-term investments were approximately $65 million. As of that date, we had a total of $78 million outstanding under our $110 million senior credit facility. If we are unable to continually satisfy the financial and other covenants set forth under our $110 credit facility, and amounts outstanding under this facility were declared due and payable, we may be unable to repay those amounts and our lenders could proceed against the collateral granted to them to secure the indebtedness. The result of these actions would have a significantly negative impact on our results of operations and financial condition.

We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.
In order to implement our business strategy, and to grow through acquisitions and product enhancement, we may need additional financing. Our ability to grow is dependent upon, and may be limited by, among other things, the availability of satisfactory financing arrangements. Our existing loan agreement with syndicated banks restricts our ability to incur indebtedness and our ability to grant liens upon, and security interests in, our assets, including our intellectual property. As a result, we may not be able to obtain the additional capital necessary to pursue our business strategy. In addition, even if we can obtain additional financing, that financing may not be on terms that are satisfactory to us. Any indebtedness that we incur will rank senior to the interest of the holders of our common stock. We will need to finance any new acquisitions from one or more of the following:

•	our acquisition of a credit facility with the syndicated banks;

•	existing working capital and positive cash flow from operations;

•	new borrowings;

•	issuing equity securities.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We have restated our previously issued financial statements for the quarter ended September 30, 2004, primarily to reflect the correction of a single transaction not meeting the criteria for revenue recognition during that period. The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. In addition, in connection with audit procedures for the audit of our 2004 financial statements and assessment of internal control over financial reporting, we determined that we did not support our evaluation with sufficient evidence, including documentation as to the effectiveness of our information technology internal controls over financial reporting. We did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures and have therefore identified a material weakness in our information technology general controls as of December 31, 2004. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

We may incur charges for intangible asset impairment.

When we acquire or license the rights to sell a product, we record intangible assets. If applicable, we use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions.

In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated undiscounted future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment changes for these assets. We review intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized.

As circumstances after an acquisition can change, the value of intangible assets may not be realized by us. If we determine that an impairment has occurred, we would be required to write-off the impaired portion of the unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. In addition, in the event of a sale of any of our assets, we cannot be certain that our recorded value of such intangible assets would be recovered.

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
Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period, which could negatively affect the price of our stock:

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in wholesale and retail customers purchases and returns of our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including any failure by our manufacturers to comply with manufacturing specifications;

•	development of new competitive products by others;

•	the mix of products that we sell during any time period;

•	our responses to price competition;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting, securities, tax or corporate responsibility rules, policies, regulations or laws;

•	disposition of non-core products, technologies and other rights;

•	expenditures as a result of legal actions;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

•	lack of effectiveness of our sales and marketing endeavors;

•	seasonality of demand for our products;

•	our level of research and development activities.

We have outstanding indebtedness, which could adversely affect our financial condition.

Our total consolidated long term debt, arising solely from the term loan portion of our new $110 million credit facility, was approximately $78 million as of December 31, 2005. Under our $110 million credit facility, we and our operating subsidiaries, Doak Dermatologics and Bioglan Pharmaceuticals Corp., are able to obtain an additional $30 million of borrowings after we file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, and when we are (i) not in default under, and (ii) in compliance with, all the terms and conditions in our credit facility. In addition, under our credit facility, we have granted to the lenders a lien on substantially all of our current and future property, including our intellectual property.

The degree to which we are indebted could have important consequences to you because, among other things:

•
a substantial portion of our cash flow from operations could be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

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

Our ability to make payments on and, if necessary, to refinance our debt will depend upon our ability to generate cash in the future, which may be influenced by general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, as a result of the default or otherwise, on or before maturity. We cannot assure you that we would be able to refinance any of our debt, including any credit facilities and those notes, on commercially reasonable terms or at all.

Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

We do not own or operate any manufacturing or production facilities. Independent companies manufacture and supply our products. Many of these companies also manufacture and supply products for some of our competitors. We do not have licensing or other supply agreements with some of these manufacturers or suppliers for our products, and therefore, some of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time, we have experienced delays in shipments from some of our vendors due to production management problems. Although we believe we can obtain replacement manufacturers, the absence of such agreements with our present suppliers may interrupt our ability to sell our products and seriously affect our present and future sales. Currently, all of our ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX are contract manufactured. Any delays in manufacturing or shipping products, including any customs or related issues, may affect our product supply and ultimately have a negative impact on our sales and profitability.

Under the Federal Food, Drug and Cosmetic Act and the regulations of the Food and Drug Administration, or FDA, all manufacturers of pharmaceutical products sold in the United States must comply with current good manufacturing practices, or cGMP, requirements. Manufacturing operations and processes are subject to FDA inspection, and failure to comply with cGMP requirements can lead to the shutdown of a facility, the seizure of product distributed that the facility, and other sanctions. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. If we wish or need to identify an alternate manufacturer, delays in obtaining FDA approval of the replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to $4,060,000, this insurance may not be sufficient to compensate us for any interruption of this kind. As a result, the loss of a manufacturer could cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.

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

We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers' orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues.

We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including:

•	timing, scheduling and prioritization of production by our current manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of domestic and international shipments;

•	failure to meet regulatory requirements for imports or exports;

•	our failure to locate and obtain replacement manufacturers as needed on a timely basis;

•	conditions affecting the cost and availability of raw materials.

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

In addition, we also only conduct trademark searches. However, the products we currently market, and those we may market in the future, may infringe on trademarks and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products under that brand name to avoid infringing upon those rights.

Although we believe that our product lines and brand names do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and if asserted, an infringement claim might not be successfully defended. The costs of responding to infringement claims could be substantial and could require a substantial commitment of management's time and resources.

We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

Our four largest customers, who are wholesalers, accounted for an aggregate of approximately 91% of our gross trade accounts receivable at December 31, 2004 and 81% of our gross trade accounts receivable at December 31, 2003. The following table presents a summary of sales to our four largest customers as a percentage of our total gross sales:

	Year Ended December 31,
Customer	2002	2003	2004

AmerisourceBergen Corporation	17%	17%	15%
Cardinal Health, Inc.	24%	27%	36%
McKesson Corporation	26%	24%	25%
Quality King Distributors, Inc.	23%	14%	11%

The loss of any of these customers' accounts or a reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressures from these and other large customers.

Distribution Service Agreements (DSAs) with our wholesalers have affected our sales and product returns and may result in us paying a service fee to the wholesalers in the future.

We have entered into DSAs with our two major wholesale customers, McKesson and Cardinal, which became effective during 2004. The terms of these DSAs require us to pay quarterly fees which are offset by any price appreciation of the inventory that these wholesalers have on hand and also by any discounts that we give them for new product promotions. In return for these "fees," these wholesalers are obligated, generally, to maintain their inventory levels to the agreed upon months-on-hand and to provide us with monthly inventory and sales reports. The increased visibility afforded by these DSAs provides us with greater sales and inventory predictability and the improved ability to match sales with underlying demand. As a result of executing its respective DSA with us, Cardinal and McKesson each reduced its inventory of our products. As such, the majority of the impact of these DSAs on our operations was felt as our sales to McKesson and Cardinal decreased and returns increased.

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

Prior to 2005, major drug wholesalers, including McKesson, Cardinal, AmerisourceBergen and Quality King, and some chain drug stores, bought and sold pharmaceutical products with each other in order to take advantage of selling and buying pharmaceutical products below the pharmaceutical companies' wholesale prices. Because of new regulations designed to eliminate counterfeit drugs, wholesalers now have certain pedigree requirements that require them to purchase drugs directly from pharmaceutical companies. Therefore, the practice of buying and selling among drug wholesalers and chain drug stores has been eliminated.

As a result of eliminating buying and selling among drug wholesalers and chain drug stores, the wholesalers and drug stores that had been engaged in speculative buying have now experienced a reduction in resale locations, and therefore, less demand for speculative purchases and an increase in our returns.

We may be subject to product liability claims, in which case we may not have adequate insurance coverage, we could face substantial losses and legal costs, and our reputation could suffer.

Pharmaceutical and health related products, such as those we market, may carry health risks. Consequently, consumers may bring product liability claims against us. We maintain product liability insurance on our products that provides coverage of up to $10,000,000 in the aggregate per year. This insurance is in addition to the required product liability insurance maintained by the manufacturers of our products. We cannot assure that product liability claims will not exceed that coverage or that our reputation will not suffer as a result of any claims. If insurance does not fully fund any product liability claim, or if we are unable to recover damages from the manufacturer of a product that may have caused such injury, we must pay such claims from our own funds. We may also incur substantial litigation costs to defend such claims, even if the claims are without merit. Any such payment or costs could have a detrimental effect on our financial condition. In addition, we may not be able to maintain our liability insurance at reasonable premium rates, if at all.

We are subject to chargebacks and rebates when our products are resold to or reimbursed by governmental agencies and managed care buying groups, which may reduce our future profit margins.

Chargebacks and rebates are the difference between the prices at which we sell our products to wholesalers and the price that third party payors, such as governmental agencies and managed care buying groups, ultimately pay pursuant to fixed price contracts. Medicare, Medicaid and reimbursement legislation or programs regulate drug coverage and reimbursement levels for most of the population in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Some of our products are subject to rebates of up to the greater of 15.1% of the average manufacturer price or the difference between the average manufacturer price and the lowest manufacturer price during a specified period. We record an estimate of the amount either to be charged back to us or rebated to the end-users at the time of sale to the wholesaler. Over recent years, the pharmaceutical industry in general has accepted the managed care system of chargebacks and rebates. Managed care organizations increasingly began using these chargebacks and rebates as a method to reduce overall costs in drug procurement. Levels of chargebacks and rebates have increased momentum and caused a greater need for more sophisticated tracking and data gathering to confirm sales at contract prices to third-party payors with respect to related sales to wholesalers. We record an accrual for chargebacks and rebates based upon factors including current contract prices, historical chargeback rates and actual chargebacks claimed. The amount of actual chargebacks claimed could, however, be higher than the amounts we accrue, and could reduce our profit margins during the period in which claims are made.

Rising insurance costs could negatively impact profitability.

The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in recent years and may increase in the future. In addition, as a result of the SEC inquiry, the restatement of our financial results for the quarter ended September 30, 2004 and the shareholder lawsuits, the cost of insurance for our directors and officers insurance will increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal. In addition, significant negative publicity could result in an increased number of product liability claims.

We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of these services on acceptable terms.

To enable us to focus on our core marketing and sales activities, we selectively outsource non-sales and non-marketing functions, such as product and clinical research, manufacturing and warehousing. As we expand our activities in these areas, we expect to use additional financial resources. Typically, we do not enter into long-term contracts for our non-sales and non-marketing functions. Whether or not long-term contracts exist, we cannot assure you that we will be able to obtain adequate supplies of these services or products in a timely fashion, on acceptable terms, or at all.

The loss of our key personnel could limit our ability to operate our business successfully.

We are highly dependent on the principal members of our management staff, the loss of whose services we believe would impede the achievement of our acquisition and development objectives. We may not be able to attract and retain key personnel on acceptable terms. Many of our key managerial, operational, scientific and development personnel, including Daniel Glassman, our President, Chief Executive Officer and Chairman, would be difficult to replace. The loss of our personnel's services could delay the development of contracts and products and limit our ability to operate our business successfully.

Shareholder lawsuits could have a material adverse effect on our results of operations and liquidity.

We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for New Jersey. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures made to the market that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action. These proceedings have resulted, and are expected to continue to result, in a diversion of management's attention and resources and in significant professional fees. These professional fees have substantially increased, and in the near term may continue to substantially increase, our cash needs.

We have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of our liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

We are not able to estimate the amount of any damages that may arise from these legal proceedings and the internal efforts associated with defending ourselves and our officers and directors. If we are unsuccessful in defending ourselves, these lawsuits could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. While we believe that the allegations and claims made in these lawsuits are wholly without merit and intend to defend the actions vigorously, we cannot be certain that we will be successful in either or both of these actions.

Concerns with respect to the circumstances surrounding our pending litigations may have created uncertainty regarding our ability to focus on our business operations and remain competitive with other companies in our industry. Because of this uncertainty, we may have difficulty retaining critical personnel or replacing personnel who leave us.

We could be subject to fines, penalties, or other sanctions as a result of the inquiry by the SEC.

In December 2004, we were advised by the staff of the Securities and Exchange Commission that it is conducting an informal inquiry relating to us to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry, and it is possible it could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. Since we cannot predict the outcome of this matter and its impact on us, we have made no provision relating to this matter in our financial statements. In addition, we expect to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and it may divert the efforts and attention of our management team from normal business operations.

We could face adverse consequences as a result of our late SEC filings.

We failed to timely file this Form 10-K as well as other reports with the SEC. As a result, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after becoming current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so. In addition, we may face additional adverse consequences, including an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), the possible delisting of our common stock from the New York Stock Exchange, and limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions and adverse consequences may negatively affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

In addition, our future success depends largely upon the support of our customers, suppliers and investors. The late SEC filings have resulted in negative publicity and may have a negative impact on the market price of our common stock. The effects of the late SEC filings could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products. Additionally, current or potential suppliers and other parties may re-examine their willingness to do business with us. Any of these developments could have a material adverse effect on our financial and business prospects.

Because we were unable to obtain a waiver from the SEC of the requirement to include pre-March 22, 2002 statements of income and cash flows for Bioglan Pharmaceuticals, we are currently prevented from having registration statements for public offerings of our securities declared effective by the SEC.

Due to the significance of the acquisition of Bioglan Pharmaceuticals on August 10, 2004, among other factors, we were unable to obtain a waiver from the SEC of the requirement to include Bioglan Pharmaceuticals' pre-March 22, 2002 statements of income and cash flows in our Form 8-K filed with respect to the acquisition. We intend to again seek a waiver from the SEC concerning our omission of those financial statements, which is a requirement for us to have future registration statements for our securities declared effective by the SEC. However, we cannot assure whether or when that waiver may be granted. Until we are able to have registration statements for public offerings of our securities declared effective by the SEC, we would need to pursue additional borrowings or private placements of securities if we desired to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

If we cannot sell our products in amounts greater than our minimum purchase requirements under some of our supply agreements or sell our products in accordance with our forecasts, our results of operations and cash flows may be adversely affected.

Some of our supply agreements require us to purchase certain minimum levels of active ingredients or finished goods. If we are unable to maintain market exclusivity for our products, if our product life-cycle management is not successful, if we fail to sell our products in accordance with the forecasts we develop as required by our supply agreements or if we do not terminate supply agreements at optimal times for us, we may incur losses in connection with the purchase commitments under the supply agreements or purchase orders. In the event we incur losses in connection with the purchase commitments under the supply agreements or purchase orders, there may be a material adverse effect upon our results of operations and cash flows.

RISKS RELATED TO OUR INDUSTRY

We face significant competition within our industry.

The pharmaceutical industry is highly competitive. Many of our competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields. Our competitors include AstraZeneca, Sanofi-Aventis, Axcan Pharma, Bristol-Myers Squibb, Connetics, Ferndale Laboratories, First Horizon Pharmaceuticals, Galderma, GlaxoSmithKline, Valeant Pharmaceuticals, Medicis Pharmaceutical, Ortho Pharmaceuticals, Pfizer, Salix Pharmaceuticals, Schering Plough, Schwarz Pharma, Upsher-Smith, Warner-Chilcott and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability than us to undertake more extensive research and development, marketing and pricing policy programs. In addition, many of these competitors have greater name-recognition than we do among purchasers of pharmaceutical products, and in some cases, they have a reputation for producing highly-effective products.

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

Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The research, manufacturing, processing, formulation, packaging, labeling, distribution, advertising and marketing of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency, as well as by foreign governments in countries where we distribute some of our products.

Noncompliance with applicable FDA or other government policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, "whistleblower" lawsuits, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies, such as the contract we have with the Veteran's Administration and the Department of Defense. These enforcement actions would detract from management's ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

The FDA may change its enforcement policies and take action against products marketed without an approved application such as some of our products.

New prescription drugs must be the subject of an FDA-approved application before they may be marketed in the United States. Certain other drugs may be marketed over the counter, or OTC, under special regulations issued by the FDA known as OTC monographs. Certain drugs that we and others market are not the subject of an approved application or an OTC monograph.

FDA has recognized that there are numerous, perhaps thousands, of such drug products currently on the market without FDA approvals or authorizations. These include principally products that first came on the market without an NDA prior to changes in the food and drug laws in 1962, and new products that have come on the market since that time on the grounds that they are identical, similar, or related to pre-1962 products. FDA has stated that these unapproved products are new drugs under the Federal Food, Drug, and Cosmetic Act and thus require an effective approval in order to be introduced into interstate commerce. However, FDA also acknowledges that many of these products have been marketed and prescribed for years without raising any safety or effectiveness issues, and thus has established policies stating the circumstances under which it will exercise its enforcement discretion and not take action against an otherwise unapproved new drug.

Several of our products, including KERALAC®, CARMOL®40, ROSULA®, ZODERM® CARMOL® SCALP TREATMENT, SELSEB®, LIDAMANTLE®, LIDAMANTLE® HC and ANAMANTLE®HC, are marketed in the United States without an FDA-approved marketing application under FDA's established enforcement policies on the grounds that they are identical, related, or similar to products that existed on the market prior to 1962. Any change in the FDA's enforcement discretion and/or policies could prevent us from continuing to market these products without incurring the expense and delay of obtaining an approval, alter the way we have to conduct our business, and severely affect our future profitability. In addition, if a competitor submits a new drug application to the FDA for any of these drugs, the FDA may require us also to file a new drug application or an abbreviated new drug application for that same drug in order to continue marketing it in the United States. Similarly, if FDA issues a final OTC monograph covering one of the products we currently market on a prescription basis, we may be required to sell the product under the monograph on an OTC basis, which could significantly affect our future profitability.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

Federal health care program anti-kickback statutes prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, patients, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure 00 to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. We are currently in the process of developing a formal compliance infrastructure and standard operating procedures to comply with such laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.

Our operating results and business success depend in large part on the availability of adequate third party payor reimbursement to patients for our prescription brand products. These third party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations. A majority of the United States population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business. Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins and our overall business and financial condition could be negatively affected. We began to focus on the inclusion of our products in these formularies relatively recently and, therefore, other specialty pharmaceutical companies may have a competitive advantage with respect to this marketing channel.

Moreover, some of our products are not of a type generally eligible for reimbursement, primarily due to either the product's market share being too low to be considered, cheaper generics being available, or because the product is available without a prescription. It is also possible that products manufactured by others could have the same effects as our products and be subject to reimbursement. If this were the case, some of our products might become too costly to patients.

New legislation or regulatory proposals may adversely affect our revenues.

A number of legislative and regulatory proposals aimed at changing or amending the way in which health care services and products are provided and paid for in the United States, including the cost of prescription products, importation and reimportation of prescription products from countries outside the United States and changes in the amounts at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted, or the effect these proposals may have on our business, the pending nature of these proposals, as well as the adoption of any amendment or change in existing applicable laws and regulations, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in 2000, Congress directed the Department of Health and Human Services to issue regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has not acted to implement this directive, the House of Representatives passed a similar bill in January 2003 that would have permitted reimporation to take effect without the action of the Secretary of the Department of Health and Human Services. This bill as well as other reimportation bills have not yet resulted in any new laws or regulations. Enactment of any of these proposed bills and other initiatives could decrease the reimbursement amount we receive for our products.

Additionally sales of our products in the United States could be adversely affected by the importation into the U.S, of foreign manufactured products that some may deem equivalent to our product and that are available outside the United States at lower prices than in the United States. Most of these foreign imports into the U.S. are illegal under current law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines. In addition, state and local governments have suggested that they may import or facilitate the import of drugs from Canada for employees covered by state health plans or others, and some already have put such plans in place.

Changes in Medicare, Medicaid or similar governmental programs or the amounts paid by those programs for our products may also adversely affect our earnings. These programs are highly regulated, and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 or MMA, created a new, voluntary prescription drug benefit under the Social Security Act, or Part D Medicare Drug Benefit. Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, will be eligible for the Part D Medicare Drug Benefit. Regulations implementing the Part D

Medicare Drug Benefit were issued in January 2005 and the impact of these regulations and how they will be enforced is not yet fully understood by the industry. In addition, the MMA requires that the Federal Trade Commission conduct a study and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. We are unable at this time to predict or estimate the financial impact of this new legislation or these regulations.

RISKS RELATED TO OUR COMMON STOCK

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

At December 31, 2005, Daniel Glassman, our founder and Chairman of the Board, President and Chief Executive Officer, and members of his immediate family (including Iris Glassman and Bradley Glassman), were the beneficial owners of approximately 11% or 2,039,455 shares of our outstanding common stock, including the possible beneficial conversion of all outstanding shares of Class B common stock. The Class B common stock currently votes, as a class, to elect a majority of our board of directors, and has five votes per share or approximately 18% of the total voting power, with respect to all other matters on which our stockholders are entitled to vote other than the election of the board of directors. As a result, Mr. Glassman exercises control over the election of our board of directors and significantly influences all of our corporate actions. The interests of Mr. Glassman and his family may differ from yours and they may be able to take actions that advance their respective interests to your detriment. Mr. Glassman's ability to exercise control over the election of the board of directors may discourage, delay or prevent a merger or acquisition and could discourage any bids for our common stock at a premium over the market price.

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

Stock prices of emerging growth pharmaceutical and small-cap companies such as ours fluctuate significantly. In particular, our stock price per share since January 1, 2003, has fluctuated from a low of $7.47 to a high of $32.50. A variety of factors that could cause the price of our common stock to fluctuate, perhaps substantially, include:

•	announcements of developments related to our business;

•	quarterly fluctuations in our actual or anticipated operating results;

•	general conditions in the pharmaceutical and health care industries;

•	our ability to react favorably to changes in governmental regulations affecting products we market;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	developments in our relationships with our customers and suppliers;

•	current events affecting the political, economic and social situation in the United States and other countries where our subsidiaries operate;

•	changes in financial estimates and recommendations by securities analysts;

•	lack of an active, liquid trading market for our common stock;

•	acquisitions and financings;

•	the operating and stock price performance of other companies that investors may deem comparable;

•	class action lawsuits; and

•	purchases or sales of blocks of our common stock, including any short-selling activities.

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

In addition, in recent years there have been extreme fluctuations in the stock market in general and the market for shares for emerging growth and specialty pharmaceutical companies in particular. These fluctuations were sometimes unrelated to the operating performance of these companies. Any such fluctuations in the future could reduce the market price of our common stock. We do not know whether the market price of our common stock will decline or not.

Securities class action and shareholder derivative litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert management's attention and resources.

Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities and we are currently the subject of such litigation. Due to the volatility of our stock price, we could be the target of further securities litigation in the future. Securities class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain. Any additional claims, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense and senior management may be required to divert their attention from other portions of our business, which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any proceeding, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

The exercise of outstanding warrants and options or the issuance of other shares could reduce the market price of our stock.

We currently have outstanding a substantial number of options and warrants to purchase shares of our common stock into shares of our common stock. If the holders of all outstanding warrants and options exercised them, we would have approximately an additional 1,319,843 shares of common stock issued and outstanding as of September 30, 2005. The sale, or availability for sale, of such substantial amounts of additional shares of common stock in the public marketplace could reduce the prevailing market price of our securities and otherwise impair our ability to raise additional capital through the sale of equity securities.

We may sell equity securities in the future, which would cause dilution.

We may sell equity securities in the future to obtain funds for general corporate or other purposes. We may sell these securities at a discount to the market price. Any future sales of equity will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

ITEM 2: PROPERTIES

We lease approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008. The owner and manager of this property is a limited liability company that is owned and controlled by Daniel Glassman, our Chairman of the Board, CEO and President, and his spouse, Iris Glassman, a member of our Board of Directors and our Treasurer. At our option, we may extend the term of this lease for an additional 5 years. The lease provides for a 3% increase in annual rent per year during the term of the lease.

We lease an 11,500 square foot warehouse at a different location in Fairfield, New Jersey. This lease has an initial term of three years expiring in January 2007 and has a two-year renewal at our option.

We also have a distribution arrangement with a third party public warehouse located in Tennessee to warehouse and distribute substantially all of our products. This arrangement provides that we will be billed based on invoiced sales of the products distributed by such party, plus an additional charge per order.

On August 10, 2004, we acquired certain assets and assumed certain liabilities of Bioglan Pharmaceuticals Company and certain subsidiaries. Included in the acquisition, was a Bioglan lease for facilities in Malvern, Pennsylvania, through December 31, 2006, was assigned to us with the consent of the landlord. At the time of acquisition, our plan was maintain the Malvern facilities until November 1, 2004.

Our plan was to sub-lease the Malvern facilities, and expected that future sub-lease rentals would substantially offset lease costs under the existing Bioglan agreement, and no liability was recognized. On July 15, 2005, after unsuccessful attempts to secure a sub-tenant, we entered into a lease termination agreement with the landlord. This agreement includes payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment, the termination payment was recorded as an acquisition cost to goodwill during 2005.

We believe that our existing leased facilities are sufficient to meet our current requirements; however, we anticipate that as we grow, we may require additional facilities.

ITEM 3: LEGAL PROCEEDINGS

DPT Litigation

On February 25, 2003, we filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, we alleged, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated our trade secrets relating to CARMOL®40 CREAM. Among other things, we sought damages from DPT Lakewood for misappropriation of our trade secrets. DPT Lakewood counterclaimed against us seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. On March 6, 2003, DPT Laboratories filed a lawsuit against us in the Northern District of Texas alleging defamation arising from our press release announcing commencement of the litigation against DPT Lakewood. During January 2005, we ended all pending litigation involving DPT Lakewood and DPT Laboratories. During February 2005, the District Court for the Northern District of Texas ordered the dismissal of the case with prejudice based on the settlement previously reached by the parties concerning the Texas action and related New Jersey action, which was dismissed during June 2004.

Summers Laboratories Litigation

In December 2004, Summers Laboratories filed a trademark infringement action against us in the U.S. District Court for the Eastern District of Pennsylvania. Summers' principal claim was that our sale of pharmaceutical products utilizing the KERALAC trademark was likely to cause confusion with Summers' sale of pharmaceutical products utilizing Summers' KERALYT trademark. At the time of the commencement of the infringement action, we and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALAC and KERALYT, respectively. Summers sought a permanent injunction to prevent our continued use of the KERALAC mark and monetary damages in an unspecified amount. We, at that time, denied that we had infringed or otherwise caused any damage to Summers.

On October 6, 2005, we and Summers agreed to settle this case. As part of this settlement, Summers agreed to dismiss the lawsuit with prejudice, withdraw or dismiss, with prejudice, its opposition to our registration of its KERALAC trademark, consent to the federal registration of our KERALAC mark, acknowledge the validity of our federal registration of its KERALAC mark and consent to our continued use of the KERALAC mark and the sale by us of pharmaceutical products utilizing the KERALAC mark.

Contract Dispute

In 2004, we were named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by us and seeking unspecified monetary damages.  During 2005, we filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of our own.  Discovery with respect to this dispute has not yet been scheduled by the Court. We believe that we have meritorious defenses to the plaintiff's allegations and valid bases to assert our counterclaims and demand for monetary damages.

Shareholder Lawsuits

We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. We and the individual defendants filed our initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. Briefing for that motion was completed on September 7, 2005, and the parties are currently waiting for a decision from the District Court. Discovery in the federal securities class action is stayed and will not be scheduled until our motion to dismiss is adjudicated. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action litigation. Plaintiffs seek an unspecified amount of damages in addition to attorneys' fees. On the parties' agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. We dispute the allegations in the federal securities class action and state shareholder derivative litigation and we intend to contest these actions vigorously.

SEC Inquiry

In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry relating to us to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. Since we cannot predict the outcome of this matter and its impact on us, we have made no provision relating to this matter in our financial statements. In addition, we expect to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and it may divert the efforts and attention of our management team from normal business operations.

General Litigation

We and our operating subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on our business, financial condition or results of operations. We disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No issues were submitted to a vote of our security holders during the Fourth Quarter 2004.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock were traded on The Nasdaq National Market under the symbol "BPRX" until May 13, 2003, when they were listed and began trading on the New York Stock Exchange under the symbol "BDY." Our Class B common stock is not publicly traded.

The following table sets forth the range of high and low sales prices for shares of our common stock for the periods indicated. On January 19, 2006, the closing sale price for our common stock was $10.46 per share, as reported on the New York Stock Exchange.

	Price Range
	High	Low
Year Ended December 31, 2003
First quarter	$16.95	$10.07
Second quarter	17.98	11.50
Third quarter	32.50	16.31
Fourth quarter	31.70	21.65

Year Ended December 31, 2004
First quarter	$27.63	$20.10
Second quarter	30.00	22.22
Third quarter	28.14	20.02
Fourth quarter	21.04	14.15

As of January 19, 2006, there were 178 registered holders of record of shares of our common stock.

Dividend Policy

We have never declared a cash dividend. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to declare cash dividends.

Issuer Purchases of Equity Securities- Share Buyback Program

The following table summarizes our repurchases of our common stock since January 1, 20041:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Repurchased Under the Plan

October 1, 2004 to October 31, 2004	-	N/A	-	$8,000,000
November 1, 2004 to November 30, 2004	10,000	$17.70	10,000	$7,822,977
December 1, 2004 to December 31, 2004	12,000	$19.74	22,000	$7,586,096
January 1, 2005 to January 31, 2005	14,000	$14.91	36,000	$7,377,290
February 1, 2005 to January 18, 2006	-	N/A	-	$7,377,290

1During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2004, relating to the Company's equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		Weighted-Average
		Exercise Price of
Plan Category		Outstanding Options
Equity compensation plans approved by security holders	1,389,792	$10.64	1,590,973
Equity compensation plans not approved by security holders	-	-	-

Total	1,389,792	$10.64	1,590,973

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data set forth below for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. You should read this table in conjunction with our audited consolidated financial statements and related notes, our unaudited condensed consolidated interim financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere or incorporated by reference.

	2000	2001	2002	2003	2004
Net sales	$18,557,429	$25,702,966	$39,668,973	$74,679,251	$96,693,987
Cost of sales	4,271,967	4,168,045	4,568,461	6,533,119	13,340,499
Gross profit	14,285,462	21,534,921	35,100,512	68,146,132	83,353,488
Selling, general and administrative	11,646,611	15,473,059	21,890,232	39,558,738	63,362,703
Depreciation and amortization	954,568	1,169,484	1,139,531	1,207,116	4,815,095
Interest expense (income), net	248,115	(73,588)	(359,261)	111,847	2,149,704
Losses (gains) on short-term investments	--	700,000	49,535	(312,285)	(35,328)
Loss due to impairment of asset	3,897,000 (1)	--	--	--	--
Total expenses	16,746,294	17,268,955	22,720,037	40,565,416	70,292,174
Income (loss) before income tax expense	(2,460,832)	4,265,966	12,380,475	27,580,716	13,061,314
Income tax expense (benefit)	(398,000)	654,000	4,746,000	10,756,000	5,107,000
Net income (loss)	$(2,062,832)	$3,611,966	$7,634,475	$16,824,716	$7,954,314
Basic net income (loss) per common share	$(0.26)	$0.42	$0.73	$1.55	$0.51
Diluted net income (loss) per common share	$(0.26)	$0.37	$0.67	$1.35(2)	$0.49(2)
Shares used in computing basic net income (loss) per common share	7,900,000	8,570,000	10,470,000	10,820,000	15,670,000
Shares used in computing diluted net income (loss) per common share	7,900,000	9,660,000	11,440,000	12,840,000	18,410,000
_________________
(1)	Consists of an impairment loss of $3,897,000 relating to the DECONAMINE® trademark.
(2)
Gives effect to interest and other expenses, net of tax effects, relating to our 4% convertible notes. On November 14, 2005, we repaid all amounts due under the 4% notes and the related indenture, including all default interest and other fees.

	As of December 31,
Balance Sheet Data	2000	2001	2002	2003	2004
Cash and cash equivalents	$453,200	$10,337,214	$20,820,725	$144,488,208	$52,911,543
Short term investments	--	6,977,988	5,188,091	38,014,672	23,419,711
Working capital	3,411,897	19,310,242	28,162,830	178,356,498	815,134
Total assets	17,425,536	35,601,433	43,917,100	203,412,683	313,698,651
Long term debt (excluding current portion)	661,569	305,739	155,362	37,049,831	33,052,630
Stockholders equity	11,901,480	30,170,283	38,193,716	152,895,669	163,763,892

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See "Forward-Looking Statements" and "Risk Factors."

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

In connection with the acquisition, we hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced our then existing credit facility. We funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, we replaced the bridge loan with a $125 million credit facility (the "Old Facility"), consisting of a $75 million term loan and a $50 million revolving line of credit. On November 14, 2005, we replaced this $125 million Old Facility with a new $110 million facility (the "New Facility"), consisting of an $80 million term loan and a $30 million revolving line of credit.

Our Doak Dermatologics subsidiary promotes our branded dermatologic and podiatric products, including our ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, and ZONALON® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 136 representatives as of December 1, 2005. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA-Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of more than 48 representatives as of December 1, 2005. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX. These core branded products accounted for a total of approximately 75% of our net sales for 2004 and approximately 32% of our net sales for 2003 (ADOXA® and SOLARAZE® were acquired by us during 2004).

We have experienced an increase in generic competition occurring in the Fourth Quarter 2004 and 2005 against many of our products, including some ADOXA®, KERALAC™, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE®HC products. As a result of generic competition, the execution of Distribution and Service Agreements with two wholesale customers in 2005 and a change in the customers' market dynamics, we experienced an increase in product returns from our customers.

In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry. We are also party to class action and shareholder derivative lawsuits which have arisen as a consequence of the SEC inquiry and Third Quarter 2004 restatement.

Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004

The restatement of the previously issued financial statements for the quarter ended September 30, 2004 was a result of a transaction previously recorded as a sale not meeting the criteria for being a sale. The transaction consisted of a sale of approximately $1 million of Deconamine® Syrup shipped and paid for in the Third Quarter 2004. The previously recorded sale was modified after the customer expressed its intentions to return the product in that we would accept all unsold product as of February 1, 2005, with credit granted against other trade amounts owed by the customer. As a result of the non-recognition of the transaction as a sale, our consolidated statement of income for the third quarter of 2004 was adjusted and restated to reduce net sales by $1,043,907 to $27,452,698, net income by $613,594 to $3,047,789, and diluted net income per common share by $0.03 to $0.18 and our consolidated balance sheet as of September 30, 2004 was adjusted and restated to record $1,043,907 of deferred revenue.

We subsequently restated the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which we are filing as an amended Quarterly Report on Form 10-Q/A contemporaneously with this Annual Report on Form 10-K. All amounts referenced in this Annual Report reflect the relevant amounts on a restated basis. The originally issued financial statements for the quarter ended September 30, 2004 should no longer be relied upon.

Results of Operations

Percentage of Net Revenues

The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
Net sales	100%	100%	100%
Gross profit	88.5%	91.2%	86.2%
Operating expenses	58.2%	54.2%	70.5%
Operating income	30.3%	37.0%	15.7%
Interest expense (income), net	(0.9)%	0.1%	2.2%
Income tax expense	12.0%	14.4%	5.3%
Net income	19.2%	22.5%	8.2%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for 2004 were $96,693,987, representing an increase of $22,014,736, or approximately 29%, from $74,679,251 for 2003.

For 2004, Doak Dermatologics' net sales were $56,862,564, representing an increase of $245,445, or less than 1%, from $56,617,116 for 2003. The increase in net sales was led by new product sales from ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $717,403; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $604,285; ZODERM® CREAM 4.5%, launched in the First Quarter 2004, of $1,354,459; ZODERM® CREAM 8.5%, launched in the First Quarter 2004, of $669,266; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $2,672,088; ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $1,355,326; KERALAC™ LOTION 7oz, launched in the Second Quarter 2004, of $3,154,612; KERALAC™ LOTION 11oz, launched in the Second Quarter 2004, of $5,510,074; KERALAC™ GEL, launched in the Second Quarter 2004, of $9,057,494; ROSULA®NS, launched in the Third Quarter 2004, of $2,035,635; ZODERM® GEL 6.5%, launched in the Third Quarter 2004, of $820,463; ZODERM® CREAM 6.5%, launched in the Third Quarter 2004, of $724,616; ZODERM® CLEANSER 6.5%, launched in the Third Quarter 2004, of $1,023,631; and SELSEB® SHAMPOO, launched in the Fourth Quarter 2004, of $857,676. In addition, Doak benefited from an increase in

LIDAMANTLE®HC LOTION of $1,289,072 and LIDAMANTLE® LOTION of $657,452 due to the products being launched in the Fourth Quarter 2003 in comparison to a full year 2004. Doak's new product sales and existing product increases were partially offset by declines in CARMOL®40 CREAM, LOTION and GEL of $23,073,688, CARMOL®HC of $1,193,355; LIDAMANTLE® CREAM of $1,378,089, LIDAMANTLE®HC CREAM of $1,763,424, and ROSULA® AQUEOUS GEL of $2,704,729. The total net sales for CARMOL®40 CREAM, LOTION and GEL for 2004 were $13,503,270.

For 2004, Kenwood Therapeutics' net sales were $23,807,636, representing an increase of $5,745,504, or approximately 32%, from $18,062,132 for 2003. The increase in net sales were led by new product sales of FLORA-Q™, launched in First Quarter 2004, of $455,668 and ANAMANTLE®HC CREAM KIT 20's, launched in the Fourth Quarter 2004, of $1,466,550 and product sales growth from ANAMANTLE®HC 14's of $6,339,956 and PAMINE® FORTE 5mg of $725,908, which were partially offset by a decline in DECONAMINE® products of $1,236,353 and GLUTOFAC® ZX of $675,901.

On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals. The Bioglan net sales for the period from the purchase date through December 31, 2004 were $16,023,787, which were comprised of Net Sales of ADOXA® of $12,288,556, SOLARAZE® of $2,421,150, ZONALON® of $601,181 and other products of $712,900. Bioglan Net Sales during the period were negatively impacted by lower wholesaler purchases as wholesalers reduced their inventory levels.

The overall increase in the sales and new product sales, excluding sales as a result of initial stocking related to ZODERM® products, KERALAC™ products, ROSULA®NS, ANAMANTLE®HC CREAM KIT 20's and SELSEB® SHAMPOO for 2004, were primarily due to promotional efforts, including an increase in the number of sales representatives detailing those products to high potential physicians. Initial stocking sales from ZODERM® products in the First Quarter and Third Quarter 2004, KERALAC™ LOTION and GEL in the Second Quarter 2004, ROSULA®NS in the Third Quarter 2004 and SELSEB® SHAMPOO and ANAMANTLE®HC CREAM KIT 20's in the Fourth Quarter 2004 significantly contributed to the increased sales in comparison to last year. As a result of certain ZODERM® products sales initially stocked by our customers during the First Quarter 2004, ZODERM® sales during Second Quarter, Third Quarter 2004 and Fourth Quarter 2004 were less than the First Quarter 2004. In addition, as a result of certain other ZODERM® products and ROSULA®NS being initially stocked by our customers during the Third Quarter 2004, sales of those products during the Fourth Quarter 2004 were significantly less than the Third Quarter 2004. Further, as a result of ANAMANTLE®HC CREAM KIT 20's and SELSEB® SHAMPOO initially stocked by our customers during the Fourth Quarter 2004, sales of those products during First Quarter 2005 will most likely be significantly less than the Fourth Quarter 2004.

As of December 31, 2004, we had $698,315 of orders held, which were subsequently shipped and recognized in the First Quarter 2005. In addition, as of December 31, 2004, we had $2,324,216 of orders on backorder as a result of us being out of stock, which were subsequently shipped and recognized in the First Quarter 2005.

During the Second Quarter 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the Fourth Quarter 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, LOTION and GEL, also with the same active ingredient. These introductions of competing products resulted in a reduction in demand for our CARMOL® 40 CREAM, LOTION and GEL products during the three and twelve months ended December 31, 2004 in comparison to the same periods in the prior year. In order to minimize a reduction in our overall Net Sales arising from increased competition related to the CARMOL® 40 products, we have implemented life cycle management techniques, including launching new products KERALAC™ LOTION and GEL in the Second Quarter 2004 and launching KERALAC™ CREAM in the First Quarter 2005.

During October 2004 and February 2005, generic competitors introduced less expensive comparable products to ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT, respectively. As a result of the increased competition for ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT based on price, we expect lower Net Sales for ANAMANTLE®HC 14 ANAMANTLE®HC CREAM KIT. In order to minimize a reduction in Net Sales related to increased competition for ANAMANTLE®HC, we have implemented life cycle management techniques, including launching ANAMANTLE®HC FORTE.

During January 2005, a generic competitor introduced less expensive comparable products to KERALAC™ LOTION and GEL with the same active ingredient. These introductions of competing products will most likely result in reduced demand for our KERALAC™ LOTION and GEL. During July 2005, generic competitors introduced less expensive comparable products to KERALAC™ CREAM, with the same active ingredient. These introductions of these competing products will most likely result in reduced demand for our KERALAC™ CREAM. In order to minimize a reduction in Net Sales related to increased competition for KERALAC™ products, we have launched additional line extensions of KERALAC™ NAILSTIK in September 2005 and KERALAC™ OINTMENT in October 2005.

During June 2005, a generic competitor introduced less expensive comparable products to our ZODERM® products. These introductions of competing products will most likely result in reduced Net Sales for our ZODERM® products.

During December 2005, a generic competitor introduced less expensive products of ADOXA® 100mg and ADOXA® 50mg tablets. These introductions of competing products will most likely result in reduced Net Sales for those impacted ADOXA® products. To minimize lost profits as a result of generic competition against ADOXA®, we entered into a Licensing and Distribution Agreement with Par Pharmaceutical, Inc. Under this agreement, Par is obligated to pay us 50% of its net profits from its sales of our authorized generic versions of ADOXA®. To date, we have authorized Par to market only 50mg and 100mg tablets of our authorized generic versions of ADOXA® in bottles. In addition to entering into our agreement with Par, we have implemented life cycle management techniques for ADOXA®, including launching ADOXA® Paks, designed to enhance patient compliance and physician prescribing, in January 2005 and ADOXA® 150mg tablets in late 2005.

In addition to increased generic competition mentioned above for CARMOL® 40, ANAMANTLE®HC, KERALAC™, ZODERM®, ADOXA® 100mg and ADOXA® 50mg, we have experienced generic competition against LIDAMANTLE® Lotion and LIDAMANTLE® HC Lotion in November 2004 and ROSULA® Aqueous Gel and ROSULA® Aqueous Cleanser in April 2005.

There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in sales from our products. Further, if there are decreases in sales of any other material product line, including ZODERM®, KERALAC™, ANAMANTLE®HC, PAMINE®, ADOXA® or our other products, as a result of increased competition, wholesaler buying patterns, physicians prescribing habits or for any other reason and we fail to replace those sales, our revenues and profitability would decrease.

We recorded, in the Fourth Quarter 2004, an increase in our reserves for charges against sales, primarily relating to returns. The increase in the returns portion of this reserve was a result, among other factors, of the execution during 2005 of the DSAs with two wholesale customers which became effective during 2004, our obtaining customer inventory data from our four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in these customers' market dynamics becoming evident during 2005, our having subsequent return visibility relating to 2004 and prior during 2005, and our having increased generic competition occurring in the Fourth Quarter 2004 and 2005. The increase in our reserves for charges against sales, primarily relating to returns, as discussed in Note O of our consolidated financial statements, was $17,926,084, which decreased net sales by $17,926,084.

We estimate our prescription demand, net of charges against sales, based upon information received from NDCHealth for 2004 to be approximately $107 million. Our prescription net sales recorded during 2004 were approximately $90 million, which includes initial stocking by our customers for newly launched products. As a result of the initial stocking by our customers during 2004 for our newly launched products, sales of those products during 2005 may be negatively impacted. The approximately $17 million difference between the prescription demand and our recorded net sales is primarily due to the increase in our reserves against sales noted above.

Cost of sales for 2004 were $13,340,499, representing an increase of $6,807,380, or approximately 104%, from $6,533,119 for 2003. The increase in the cost of sales is primarily due to an increase in sales. The gross profit percentage for 2004 was 86% in comparison to 91% for last year. The decrease in the gross profit percentage for 2004 is principally due to the acquisition of the Bioglan products on August 10, 2004 having lower gross profit percentage in comparison to our legacy products and increase in our reserves against sales.

Selling, general and administrative expenses for 2004 were $63,362,703, representing an increase of $23,803,965, or 60%, compared to $39,558,738 for 2003. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands. The following table sets forth the increase in certain expenditures:

Increase in 2004 in comparison to 2003
Payroll Expense	$ 8,476,631
Travel and Entertainment*	2,444,267
Advertising and Promotional Costs	5,376,139
Insurance	815,982
Estimated legal settlements**	1,750,000
Professional Fees	335,711
__________________
*Increases in travel and entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.

**For more information on the estimated legal settlements, see Item 3. Legal Proceedings.

Selling, general and administrative expenses as a percentage of net sales were 66% for 2004, representing an increase of 13% compared to 53% for 2003. The increase in the percentage was primarily a result of increased spending on sales and marketing and the related payroll, travel and entertainment, advertising and promotional costs and other costs without the proportionate increase in Net Sales.

Depreciation and amortization for 2004 was $4,815,095, representing an increase of $3,607,979 from $1,207,116 for 2003. The increase in depreciation and amortization expenses was primarily due to the purchase of amortizable intangibles and property and equipment relating to the Bioglan acquisition.

Gain on investment for 2004 was $35,328, representing a decrease of $276,957 from $312,285 for 2003.

Interest income for 2004 was $2,178,623, representing an increase of $1,242,278 from 2003. The increase for 2004 was principally due to investment of the net proceeds of $96,205,000 from the issuance of 4.6 million shares of common stock in December 2003, partially offset by the purchase of Bioglan on August 10, 2004.

Interest expense for 2004 was $4,328,327, representing an increase of $3,280,135 from 2003. The increase was principally due to interest expense related to our convertible notes, bridge loan and the credit facility which replaced the bridge loan.

Income tax expense for 2004 was $5,107,000, representing a decrease of $5,649,000 from $10,756,000 for 2003 caused by the decrease in our income before income tax expense from 2003 to 2004. The effective tax rate used to calculate income tax expense for 2004 and 2003 was approximately 39%.

Net income for 2004 was $7,954,314 representing a decrease of $8,870,402, or 53%, from $16,824,716 for 2003. Net income as a percentage of net sales for 2004 was 8%, representing a decrease of 15% compared to 23% for 2003. The decrease in net income in the aggregate 2004 was principally due to an increase in reserves against sales, selling, general and administrative expenses, depreciation and amortization and interest expense, partially offset by an increase in gross profit and interest income.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales for 2003 were $74,679,251, representing an increase of $35,010,278, or approximately 88%, from $39,668,973 for 2002.

For 2003, Doak Dermatologics' net sales were $56,617,119, representing an increase of $26,936,337, or approximately 91%, from $29,680,782 for 2002. The increase was a result of new product sales from ROSULA® AQUEOUS GEL of $3,621,851; ROSULA® AQUEOUS CLEANSER of $2,881,046; LIDAMANTLE® LOTION of $142,381; LIDAMANTLE®HC LOTION of $222,581 and CARMOL®HC 3oz. of $373,347. In addition, Doak benefited from same product sales growth from CARMOL®40 CREAM of $8,309,648, CARMOL®40 LOTION of $3,007,504, CARMOL®40 GEL of $4,063,089, LIDAMANTLE® CREAM of $1,307,994 and LIDAMANTLE®HC CREAM of $1,877,373. The total net sales for CARMOL®40 CREAM, LOTION and GEL for 2003 were approximately $36,576,959.

For 2003, Kenwood Therapeutics' net sales were $18,062,133, representing an increase of $8,073,941, or approximately 81%, from $9,988,191 for 2002. The increase in net sales was led by new product sales of ANAMANTLE® HC of $3,870,307 and PAMINE® FORTE of $1,371,363 and same product sales growth from DECONAMINE® of $1,516,666 and PAMINE® 2.5mg of $624,199.

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

Selling, general and administrative expenses for 2003 were $39,558,738, representing an increase of $17,668,506, or 81%, compared to $21,890,232 for 2002. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands, increases in legal expenses of approximately $1,131,000 and increases in compensation expenses relating to our Economic Value Added bonus plan for approximately $1,673,000 compared to the same period in the prior year. The increases in legal expenses were primarily due to litigation.

Selling, general and administrative expenses as a percentage of net sales were 53% for 2003, representing a decrease of 2% compared to 55% for 2002. The decrease in selling, general and administrative expenses as a percentage of net sales for 2003 were a result of net sales growing faster than selling, general and administrative expenses.

Depreciation and amortization for 2003 was $1,207,116, representing an increase of $67,585 from $1,139,531 for 2002.

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

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $76,331,254 at December 31, 2004 and $182,502,880 at December 31, 2003. Cash provided by operating activities for the twelve months ended December 31, 2004 was $17,603,472. The sources of cash primarily resulted from net income of $7,954,314 plus non-cash charges for depreciation and amortization of $4,815,095; non-cash charges for amortization of deferred financing costs of $567,889; an increase in reserves for returns of $20,968,247. The increase in the return reserve was a result of the execution of the DSAs with two wholesale customers in 2005, which agreements became effective during 2004, obtaining customer inventory data from our four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in the customers' market dynamics becoming evident during 2005, having subsequent return visibility relating to 2004 and prior during 2005, and having increased generic competition occurring in the Fourth Quarter 2004 and 2005; an increase in the inventory valuation reserve of $932,102, primarily due to increased generic competition and lower expected demand for its impacted products; non-cash compensation for services of $125,036; tax benefit from exercise of non-qualified stock options and warrants of $829,699; an increase in allowance for doubtful accounts of $399,317; an increase in accounts payable of $941,820; and an increase in accrued expenses of $4,132,955 primarily due to accruing $1,750,000 for legal settlements and the recording of $1,043,907 of deferred revenue associated with the non-recognition of the DECONAMINE® Syrup transaction. The sources of cash were partially offset by an increase in deferred tax assets of $7,730,497; a gain on investment of $35,328 from sales of short-term investments; an increase in accounts receivable of $9,476,345, primarily due to the initial sales of the newly launched products being recorded during the Fourth Quarter 2004 and sales of products from the Bioglan acquisition; an increase in inventories of $1,517,791, primarily due to initial purchases of finished goods of our newly launched products and products relating to the Bioglan acquisition; a decrease in the rebate reserve of $1,133,700 as a result of a written affirmation of lower rebate owed from our customer; an increase in prepaid expenses and other of $1,451,327; and an increase in prepaid income taxes of $2,718,014, primarily due to increased tax payments.

Cash used in investing activities for the twelve months ended December 31, 2004 was $179,072,366, resulting from purchase of intangible assets of $2,600,000 relating to an international distribution agreement with Dermik Laboratories; purchase of certain assets of Bioglan Pharmaceuticals on August 10, 2004 and related acquisition costs of $190,266,532; and purchases of property and equipment of $774,908. The uses of cash were partially offset by net sales of short-term investments of $14,569,074.

Cash provided by financing activities for the twelve months ended December 31, 2004 was $69,892,229, resulting from proceeds from term note included in the credit facility dated September 28, 2004 of $75,000,000; proceeds from exercise of stock options and warrants of $2,748,477; proceeds from the bridge loan of $50,000,000; and distribution of treasury shares valued at $180,856 to fund our 401(k) plan, partially offset by payments for deferred financing costs associated with the term note of $3,347,398; payments of registration costs associated with the sale of our common stock during December 2003 of $76,963; payments of notes payable of $30,762; payment of bridge loan of $50,000,000; payment of term loan of $3,750,000; and the purchase of treasury shares for $831,981.

Our previous loan agreement with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility was replaced on August 10, 2004 with a $50 million bridge loan from Wachovia Bank, National Association, which was then replaced on September 28, 2004 with the $125 million Old Facility from a syndicate of lenders led by Wachovia Bank.

On November 14, 2005, we replaced our $125 million Old Facility with the $110 million New Facility with a syndicate of lenders that was also led by Wachovia Bank. Concurrently with the closing of this $110 million New Facility, we repaid all amounts due under our 4% senior subordinated convertible notes (the "Notes") and the related indenture (the "Indenture"), including all default interest and other payments, and paid all fees and expenses in connection with the New Facility. Our New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility's term loan and revolver both mature on November 14, 2010 and are secured by a lien upon substantially all of our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries.

In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under our $125 million Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all default interest and other payments, we used all of the proceeds of the New Facility's term loan and approximately $22 million of our cash-on-hand. As of December 31, 2005, we have approximately $65 million in cash and short-term investments and $30 million unused (but currently restricted as set forth in more detail below) under the New Facility's revolving line of credit.

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

The financial covenants under the New Facility require that we maintain (i) a leverage ratio (which is a ratio of funded debt, of us and our subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits our ability to declare and pay cash dividends. On January 3, 2006, we received a notice from the administrative agent under our $110 million New Facility stating that we were in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC this Annual Report on Form 10-K by December 31, 2005. On January 26, 2006, we received a waiver of these defaults from our lenders under our New Facility.  In connection with this waiver, we agreed with our lenders to file this Annual Report on Form 10-K by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by us during 2005 in connection with the restatement of our Third Quarter 2004 financial statements, SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with our elimination of debt during 2005 under the Old Facility and the Notes) and pay to them a waiver fee of $270,000. In addition, we agreed with our lenders that until we file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, we will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents we will at all times maintain on our balance sheet, not incur any borrowings under the revolving credit line portion of the New Facility and provide them with monthly cash reports. Our lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to us of the waiver. As of January 26, 2006, we have $78 million in borrowings under the New Facility's term loan outstanding and no amounts under the New Facility's revolving line of credit outstanding.

As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2004, the beneficial holders of our Notes had declared the principal of the Notes and interest thereon to be due and payable. It was a condition to the closing of the New Facility that we cause all indebtedness, liabilities and other obligations owing under the Notes and the related Indenture to be repaid in full. Accordingly, on November 14, 2005, we paid a total of $38,429,898 to the trustee under the Indenture as payment in full of all amounts due and owing under the Notes and the Indenture, which amount consisted of $37,000,000 in principal amount of the Notes, and an aggregate of $1,429,898 for accrued but unpaid interest thereon and payment for liquidated damages pursuant to the terms of the related Registration Rights Agreement, dated June 11, 2003, by and among Bradley and UBS Securities LLC and Raymond James & Associates, Inc. Upon payment to the trustee, the Notes were paid in full and the Indenture was terminated, except for certain indemnification obligations that survive the termination of the Indenture.

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

Due to the significance of the acquisition of Bioglan, among other factors, we were unable to obtain a waiver from the SEC of the requirement to include Bioglan's pre-March 22, 2002 statements of income and cash flows in our Form 8-K filed with respect to the acquisition. However, we believe that those omitted financial statements would not be particularly meaningful to an understanding of our current and future operations and the Bioglan business because, among other reasons, we understand that the Bioglan business was part of an insolvent organization prior to its acquisition by Quintiles and not operated in the ordinary course of business during the period that would be covered by those financial statements. We intend to again seek a waiver from the SEC concerning our omission of those financial statements, which is a requirement for us to have future registration statements for our securities declared effective by the SEC. However, we cannot assure whether or when that waiver may be granted. Until we are able to have registration statements for public offerings of our securities declared effective by the SEC, we would need to pursue additional borrowings or private placements of securities if we desire to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

As of December 31, 2004, we had the following contractual obligations and commitments:

Year ending December 31,	Operating Leases	Capital Leases(a)	Convertible Notes due 2013(b)	$125 million Senior Credit Facility(b)	Other Debt	Minimum Inventory Purchases
2005	$1,652,028	$47,640	$-0-	$15,000,000	$61,478	$1,175,000
2006	1,655,941	39,201	-0-	15,000,000	-0-	1,275,000
2007	1,515,927	6,608	-0-	15,000,000	-0-	1,000,000
2008	1,120,164	5,925	-0-	15,000,000	-0-	1,100,000
2009	670,577	-0-	-0-	11,250,000	-0-	-0-
Thereafter	-0-	-0-	37,000,000	-0-	-0-	-0-
	$6,614,637	$99,374	$37,000,000	$71,250,000	$61,478	$4,550,000

__________________

(a)	Lease amounts include interest and minimum lease payments.
(b)
Prior to repayment, holders of the Notes would have been permitted to require us on June 15, 2008 to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus any accrued and unpaid interest. On November 14, 2005, we repaid all amounts due under the Notes and the borrowings under the $125 million Old Facility.

We believe that our cash and cash equivalents and cash generated from operations will be adequate to fund our current working capital requirements for at least the next twelve months. However, if we make or anticipate significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities.

Critical Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the relevant reporting period. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of financial statements. Management has discussed the development and selection of the critical accounting estimates discussed below with our audit committee, and our audit committee has reviewed our disclosures relating to these estimates.

Revenue recognition. Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting: Bulletin No. 104, "Revenue Recognition in Financial Statements. " Accordingly, revenue is recognized when all four of the following criteria are met:

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

We do not provide any forms of price protection to wholesale customers other than a contractual right to two wholesale customers that our price increases and product purchase discounts offered during each twelve-month period will allow for inventory of our products then held by these wholesalers to appreciate in the aggregate. We do not, however, guarantee that our wholesale customers will sell our products at a profit.

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

Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used around its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales, which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net sales. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience including the execution of the DSAs in 2005, obtaining customer inventory data for from the Company's four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in the customers' market dynamics becoming evident during 2005, having subsequent return visibility relating to 2004 and prior during 2005, having increased generic competition occurring in the Fourth Quarter 2004 and into 2005. If we over or under estimate the level of sales, which will ultimately be returned, there may be a material impact to our financial statements.

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

As of January 1, 2002, we adopted Statement of Financial Accounting Standards ( "SFAS") No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on our financial statements. Under SFAS No. 142, goodwill will be tested, for impairment at least annually, and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2004, and noted that no impairment existed.

As of January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The adoption of SFAS No. 144 had no effect on our financial statements.

On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration was approximately $190 million, including acquisition costs. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition are being amortized over periods ranging from ten to twenty years with a weighted average amortization period of nineteen years. In light of our experience of promoting and selling dermatologic brands, we carefully evaluated the useful lives assigned to the intangible assets acquired and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of the Bioglan acquisition was estimated by us over the remaining useful life of the product exceed the carrying amount of the asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on our balance sheet for the acquired Bioglan assets may be more or less than the fair value of such assets. Determining the fair value of the intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote the Bioglan brands.

Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and then respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2004 and December 31, 2003, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Impact of Inflation

We have experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases. We have passed these price increases along to our customers. However, there can be no assurance that possible future inflation would not impact our operations.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to us in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We adopted FIN 46(R) in December 2003. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

In March 2004, the EITF reached a consensus opinion on EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." The EITF reached several consensuses on the definition of a participating security and when and how to apply the two-class method when an entity has any type of participating security. EITF 03-6 is effective in periods beginning after March 31, 2004. Adoption of EITF 03-6 did not have an effect.

In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, 'The Meaning of Other than Temporary Impairment'," which delayed certain provisions of EITF 03-1 until the FASB issues further implementation guidance. The application of this consensus did not have a material impact on our results of operations or financial position.

In October 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a consensus on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-8"), which requires all shares that are contingently issuable under the Company's outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if the Company's common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF 04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on the Company's diluted earnings per share.

In November 2004, the FASB issued Statement 151, "Inventory Costs." The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS no. 151 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, we elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

Our purchases of ENTSOL® SPRAY are made in Euros. We expect to make purchases several times per year. During 2004, our cost of sales relating to ENTSOL® SPRAY was $218,741.

We purchase finished goods and samples from a Canadian company, Groupe Parima Inc. Our purchases from Groupe Parima are made in United States dollars, but are subject currency fluctuations if the quarterly average Canadian dollar per United States dollar is outside of a previously negotiated range. The range has a cap of $1.51 Canadian dollars per United States dollar and a floor of $1.29 Canadian dollars per United States dollar. If the average Canadian dollar per United States dollar at the end of each calendar quarter is less than $1.29, Groupe Parima will invoice us the difference multiplied by the sum of all invoices initiated during the calendar quarter. If the average Canadian dollar per United States dollar at the end of each calendar quarter is more than $1.51, we will invoice Groupe Parima the difference multiplied by the sum of all invoices initiated during the calendar quarter. During 2004, our expenses, in United States dollars, relating to Groupe Parima finished goods and samples were $7,460,592. During the 4th Quarter 2004, we paid an additional $93,278, due to the average Canadian dollar per United States dollar decreasing below $1.29 for the quarter. If the average Canadian dollar per United States dollar, based upon 2004 expenses, were $0.01 less than $1.29, we would have incurred an additional $74,606 in additional expenses.

While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on import purchases could be affected adversely in the future by the relationship of the United States dollar to foreign currencies. In addition, foreign currency fluctuations can have an adverse effect upon exports, even though we recognize sales to international wholesalers in United States dollars. Foreign currency fluctuations can directly affect the marketability of our products in international markets.

We are exposed to fluctuations in interest rates on borrowings under our $110 million New Facility. As of December 31, 2005, $78 million was outstanding under the New Facility. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, our annual interest expense on variable rate debt would increase by approximately $780,000.

As of December 31, 2004, we had the following outstanding debt with fixed rate interest:

Period	Debt (a)	Average Fixed Rate Interest
Fiscal 2005	27,041	6.70%
Fiscal 2006	22,774	6.73%
Fiscal 2007	--	N/A
Fiscal 2008	--	N/A
Fiscal 2009	--	N/A
Thereafter	37,000,000	4.00%

(a)
Debt amounts include all interest except for convertible Notes and minimum debt payments. On November 14, 2005, we repaid all amounts under the convertible Notes and the related Indenture, including all default interest and other payments.

Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related financial statement schedule at December 31, 2004 and 2003, and for each of the three years ended December 31, 2004, 2003 and 2002, and the Independent Auditors' Report thereon, are contained on pages F-1 through F-54 of this report on Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Internal Control over Financial Reporting as of December 31, 2004

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued financial statements for the quarter ended September 30, 2004, primarily to reflect the correction of a single transaction not meeting the criteria for revenue recognition.

            The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. A material weakness is a significant deficiency or combination of deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Considering this guidance, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the error that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal controls. In particular, and as identified by our independent auditor in its letter dated April 21, 2005 to our Audit Committee and senior management, our internal controls and procedures did not ensure that the terms and conditions of sales transactions were reviewed by our Chief Financial Officer and his staff. The material weakness in our internal control over financial reporting was identified as a result of a modified sales agreement executed by our Senior Vice President of Sales and Marketing with the knowledge of the Chief Executive Officer, but without the knowledge of the Chief Financial Officer, who was informed of its existence several months later. As a result, the financial statements for the period ended September 30, 2004 were prepared without the appropriate personnel giving consideration to the accounting impact of the modified sales agreement, and revenue for the related sales transaction was incorrectly recognized in that period.

Throughout 2004, we engaged in a substantial effort to complete the documentation, testing and assessment of our internal control over financial reporting in order to allow us to make an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act and related rules of the Securities and Exchange Commission. Management's assessment of internal control over financial reporting determined that we did not support our evaluation with sufficient evidence, including documentation as to the effectiveness of our information technology internal controls over financial reporting, resulting in a material weakness. Also, we did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures. Therefore, we identified a material weakness in our information technology general controls as of December 31, 2004.

       Based on the material weaknesses described above, we have concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

Evaluation of Disclosure Controls and Procedures

         We maintain a set of internal disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, we concluded that our disclosure controls and procedures as of December 31, 2004 were effective.

Management's Report on Internal Control over Financial Reporting

Statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Statement of management's assessment of the effectiveness of the Company's internal control over financial reporting as of the end of the Company's most recent fiscal year.

         Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable financial data. Based on our evaluation of our internal control over financial reporting for the period ended December 31, 2004, our management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that because of the material weaknesses described above, our internal control over financial reporting as of December 31, 2004 was not effective. We have further concluded that the material weakness in our internal controls and procedures relating to our failure to ensure that sales transactions are reviewed by our Chief Financial Officer and his staff that existed as of December 31, 2004 was remediated as of December 31, 2005. Our remedial steps included implementing controls relating to the approval and communications of all terms and conditions of all sales transactions, including subsequently executed modified sales agreements, so that the Chief Financial Officer and his accounting staff are able to appropriately consider the accounting impact of those terms and conditions. Further, management has engaged in a process to address our weakness in information technology general controls, including the complete documentation and assessment of our financial reporting computer systems environment. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

Notwithstanding the restatement noted above, nothing has come to the attention of management which would cause them to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of December 31, 2004, or for any prior period.

Statement identifying the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting.

         In order to ensure that our internal control over financial reporting is effective, management is responsible for regularly assessing such controls and did so most recently for its financial reporting as of December 31, 2004. We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management based its assessment of the effectiveness of our internal control over financial reporting on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrate Framework. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses.

Statement that the registered public accounting firm that audited the Company's financial statements included in the Annual Report has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

         Our Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

         Our management has issued a report of its assessment of internal control over financial reporting which is included herein. Grant Thornton LLP, our independent registered public accounting firm, was engaged to audit management's assessment of the effectiveness of internal control over financial reporting. Grant Thornton LLP did not express an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

         Our management has not identified any changes in our internal controls over financial reporting during our Fourth Quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bradley Pharmaceuticals, Inc.

We were engaged to audit management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Bradley Pharmaceuticals, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bradley Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

An audit of management’s assessment that the Company maintained effective internal control over financial reporting includes obtaining an understanding of, and evaluating, management’s process for assessing the effectiveness of the Company’s internal control over financial reporting. In obtaining an understanding of management’s process, we determined that management did not support its evaluation with sufficient evidence, including documentation. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We consider this matter to be a material weakness. Because management’s process did not include sufficient evidence, including documentation, we were unable to apply the procedures required to express an opinion on management’s assessment and on the effectiveness of internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not support its evaluation of automated information technology controls with sufficient evidence, including documentation and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of Bradley Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting.

In performing our procedures, we identified the following additional material weaknesses that also have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated January 27, 2006 on those consolidated financial statements.

•
Internal controls and procedures did not ensure that the terms and conditions of sales transactions were reviewed by the Chief Financial Officer and his staff. The material weakness in the internal control over financial reporting was identified as a result of a modified sales agreement executed by the Senior Vice President of Sales and Marketing with the knowledge of the Chief Executive Officer, but without the knowledge of the Chief Financial Officer, who was informed of its existence several months later. As a result, the financial statements for the period ended September 30, 2004 were prepared without the appropriate personnel giving consideration to the accounting impact of the modified sales agreement, and revenue for the related sales transaction was incorrectly recognized in that period resulting in a restatement of the financial statements for the period ended September 30, 2004.

•
The Company did not adequately implement certain controls over information technology used in its core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures. This material weakness affects the Company’s ability to prevent improper access and changes to its accounting records.

We do not express an opinion or any other form of assurance on management’s statements included in the accompanying Management’s Report On Internal Control Over Financial Reporting that referred to the remediation steps taken after December 31, 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated January 27, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
January 27, 2006

ITEM 9B. OTHER INFORMATION

On January 3, 2006, we received a notice from the administrative agent under our $110 million New Facility stating that we were in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC this Annual Report on Form 10-K by December 31, 2005. On January 26, 2006, we received a waiver of these defaults from our lenders under our New Facility.  In connection with this waiver, we agreed with our lenders to file this Annual Report on Form 10-K by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by us during 2005 in connection with the restatement of our Third Quarter 2004 financial statements, SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with our elimination of debt during 2005 under the Old Facility and the Notes) and pay to them a waiver fee of $270,000. In addition, we agreed with our lenders that until we file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, we will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents we will at all times maintain on our balance sheet, not incur any borrowings under the revolving credit line portion of the New Facility and provide them with monthly cash reports. Our lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to us of the waiver.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers, and their ages are as follows:

Name	Age	Position(s)
Daniel Glassman	63	Chairman of the Board, President and Chief Executive Officer
C. Ralph Daniel, III, M.D.	53	Director
Andre Fedida, M.D.(1)(2)(3)	51	Director
Michael Fedida, R.Ph. (1)(3)	59	Director and Chairman of the Compensation and the Nominating and Corporate Governance Committees
Iris Glassman	63	Treasurer and Director
Steven Kriegsman (2)	63	Director and Chairman of the Audit Committee
Alan Wolin, Ph.D. (1)(2)(3)	72	Secretary and Director
Bradley Glassman	32	Sr. Vice President, Sales and Marketing
Alan Goldstein	46	Vice President, Corporate Development
Ralph Landau, Ph.D.ki	45	Vice President, Chief Scientific Officer
R. Brent Lenczycki	34	Vice President, Chief Financial Officer

(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Nominating and Corporate Governance Committee

Our executive officers and members of our Board of Directors are as follows:

Daniel Glassman is our founder and has served as our Chairman of the Board and Chief Executive Officer since the Company's inception in January 1985. Mr. Glassman, a registered pharmacist, has also served as our President since February 1991. Mr. Glassman has had an over 35-year career in the pharmaceutical industry, including executive managerial positions with companies and major specialty advertising agencies serving the largest pharmaceutical companies. In 1995, Mr. Glassman was awarded the Ernst & Young LLP Entrepreneur of the Year in New Jersey.

C. Ralph Daniel, III, M.D. has served as one of our directors since June 2003. Since 1981, Dr. Daniel has been in private practice and a member of the clinical staff at the University of Mississippi Medical Center, Jackson, MS, where he has also held the position of Clinical Professor of Medicine (Dermatology) at that institution from 1991. As of 2005, Dr. Daniel has also served as Clinical Associate Professor of Dermatology at the University of Alabama, Birmingham. Dr. Daniel has served in numerous leadership positions in the American Academy of Dermatology, including as a member of the editorial board of the Journal of the AAD and the Bioterrorism Task Force. Dr. Daniel is author or co-author of over 100 publications, among which are dermatology texts, book chapters and articles. Dr. Daniel holds an M.D. from the University of Mississippi.

Andre Fedida, M.D. has served as one of our directors since May 2002. Dr. Fedida is a doctor of gastroenterology currently practicing in Newark, New Jersey. He is also currently on faculty as Assistant Professor of Medicine at Seton Hall University and Saint Michael's Medical Center. Dr. Fedida performed his internship, residency and fellowship at Saint Michael's Medical Center in Newark, New Jersey. Dr. Fedida is a member of the American Medical Association, American College of Physicians, American College of Gastroenterology and the American Society of Gastrointestinal Endoscopy. Dr. Fedida received his B.S. from City University of New York at Queens College and received his M.D. from Saint George University. Dr. Fedida is Mr. Michael Fedida's brother.

Michael Fedida, R.Ph. has served as one of our directors since April 2004. Mr. Fedida is a registered pharmacist and has served for the past fifteen years as an officer and director of several retail pharmacies wholly or partially owned by him, including J&J Pharmacy, J&J St. Michael's Pharmacy Inc., Classic Pharmacy, Perfect Pharmacy and Phoster Pharmacy. Mr. Fedida has served on the Board of Directors of Watson Pharmaceuticals, Inc., a California based specialty pharmaceutical company, since 1995. From 1988 to 1995, Mr. Fedida served on the Board of Directors of Circa Pharmaceuticals, Inc. Watson acquired Circa in 1995. Mr. Fedida is Dr. Andre Fedida's brother.

Iris Glassman has served as our Treasurer since the Company's inception in 1985. Mrs. Glassman, the spouse of Mr. Daniel Glassman, has also served as one of our directors since January 1985. Mrs. Glassman has over 25 years of diversified administrative and financial management experience. For more than the past 25 years, Mrs. Glassman has served as a senior executive in several privately held companies engaged in the medical publication and market research industries. Mrs. Glassman received her B.S. from the City College of New York.

Steven Kriegsman has served as one of our directors since June 2003, and as Chairman of the Audit Committee since November 2004. Mr. Kriegsman is Chairman of The Kriegsman Group, a financial services firm that he founded in 1992 specializing in the development of alternative sources of equity capital for emerging growth healthcare companies. In addition, since July 2002, Mr. Kriegsman has served as President and Chief Executive Officer and a Director of CytRx Corporation, a biopharmaceutical company, and, from 1997 to 2004, served as a Director of Authentidate Holding Corp., an information technology company. Mr. Kriegsman received his B.S. in Accounting from New York University.

Alan Wolin, Ph.D. has served as one of our directors since May 1997 and Secretary since February 2004. Since 1988, Dr. Wolin has served as an independent consultant to numerous companies in the food, drug and cosmetic industries. Prior to 1987, Dr. Wolin served in various capacities for Mars, Inc., the world's largest candy company, including as Director of Consumer Quality Assurance and Quality Coordination. In this position, Dr. Wolin was responsible for overseeing product quality and addressing public health issues relating to Mars, Inc.'s products. Dr. Wolin received his B.S., M.S. and Ph.D. from Cornell University.

Bradley Glassman has served as our Senior Vice President, Sales and Marketing since January 2004. From July 2001 to December 2003, Mr. Glassman served as our Vice President, Sales and Marketing. From April 2000 through June 2001, Mr. Glassman served as our Vice President, Marketing. In addition, from January 1998 to March 2000, Mr. Glassman served as our Director of Corporate Development, and from May 1996 to December 1997, he served as a Corporate Development Analyst. Mr. Glassman received his B.A. and M.B.A. from Tulane University. Mr. Glassman is the son of Daniel and Iris Glassman.

Alan Goldstein has served as our Vice President, Corporate Development since March 2004. Mr. Goldstein joined us in June 2002 as Director, Corporate Development. From November 2000 to May 2002, Mr. Goldstein served as Counsel in the corporate department of the international law firm of Kaye Scholer LLP. From March 1998 to October 2000, Mr. Goldstein was a partner in the New York law firm of Winick & Rich, P.C. specializing in corporate finance matters. From January 1994 to February 1998, Mr. Goldstein was a partner in the New York law firm of Reid & Priest LLP, having worked previously as an associate at that firm and one of its predecessors, Spengler Carlson Gubar Brodsky & Frischling, since 1987. Mr. Goldstein received his B.A. from the University of Michigan and his J.D. from the University of Pittsburgh.

Ralph Landau, Ph.D. has served as our Vice President and Chief Scientific Officer since January 2003. Dr. Landau joined us in October 2002 as Vice President, Manufacturing. From 2001 to 2002, Dr. Landau served as Director, Program Management/Business Development for Elan Pharmaceutical Technologies. From 1997 to 2001, Dr. Landau held the positions of Associate Director, Drug Supply Management; Associate Director, Project Management; and Associate Director, Process Technologies for Novartis Pharmaceuticals. Additionally, Dr. Landau has published articles in 28 peer-reviewed publications. Dr. Landau received his B.S. from the New Jersey Institute of Technology and his Ph.D. from the University of Delaware, and serves on the advisory committees for Rutgers University and the New Jersey Institute of Technology.

R. Brent Lenczycki, CPA has served as our Vice President and Chief Financial Officer since January 2001.

Since joining Bradley Pharmaceuticals in 1998, Mr. Lenczycki has held the positions of Manager of Finance and Purchasing, Director of Finance and Vice President, Finance. From 1995 to 1998, Mr. Lenczycki held positions in public accounting at Arthur Andersen LLP, and prior to 1995, as an internal auditor for Harrah's Hotel and Casino. Mr. Lenczycki received his B.S. from St. Joseph's University and his M.B.A. from Tulane University.

Effective March 16, 2005, Michael Bernstein resigned as a member of our Board of Directors.

Committees of the Board

Audit Committee. The Audit Committee is comprised of directors that are independent of us and independent of any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of their independent judgment as members of the Audit Committee. Each member of this committee is independent within the meaning of SEC regulations, the listing standards of the New York Stock Exchange and our Corporate Governance Guidelines. The Audit Committee's responsibilities include overseeing the adequacy and effectiveness of systems and controls in place to reasonably assure the fair presentation of our financial statements; appointing, dismissing, overseeing the qualifications and performance of and determining the compensation paid to the external auditors; reviewing and approving the scope of audits and related fees; interfacing directly with the external auditors and otherwise; monitoring compliance with legal and regulatory requirements; and reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls. The current charter of the Audit Committee, provides a detailed description of its responsibilities. During 2004, the Audit Committee held nine meetings. The current members of the Audit Committee are Mr. Kreigsman (Chair), Dr. Fedida, and Dr. Wolin. Mr. Kreigsman is qualified as an audit committee financial expert within the meaning of SEC regulations. Effective November 4, 2004, Michael Bernstein resigned as Chairman and a member of the Audit Committee. Mr. Bernstein was qualified as an audit committee financial expert within the meaning of SEC regulations. The Audit Committee Charter may be found on our web site at www.bradpharm.com, and we will provide without charge to each holder of our common stock and Class B common stock, on the written request of any such person, a copy of the Audit Committee Charter. Any such request should be in writing to Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004-2402, Attention: Secretary.

Compensation Committee. The Compensation Committee's responsibilities include approving and evaluating the compensation of directors and officers; establishing policies to retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our stockholders; and ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the Board. During 2004, the Compensation Committee held two regular meetings. The current charter of the Compensation Committee provides a detailed description of its responsibilities. The current members of the Compensation Committee are Mr. Fedida (Chair), Dr. Fedida and Dr. Wolin. All of the current members of the Compensation Committee are independent within the meaning of the listing standards of the New York Stock Exchange, SEC regulations and our Corporate Governance Guidelines. Daniel and Iris Glassman, who are not independent directors, had served on the Compensation Committee until January 2004. The Compensation Committee Charter may be found on our web site at www.bradpharm.com, and we will provide without charge to each holder of our common stock and Class B common stock, on the written request of any such person, a copy of the Compensation Committee Charter. Any such request should be in writing to Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004-2402, Attention: Secretary.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee, formed in April 2004, is responsible for establishing criteria for membership on the Board of Directors, identifying individuals qualified to become Board members, reviewing and considering candidates to the Board of Directors selected by stockholders, conducting appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates to the Board of Directors, ensuring that the Audit, Compensation and Nominating and Corporate Governance Committees have the benefit of qualified and experienced "independent" directors, and developing and recommending to the Board of Directors a set of effective corporate governance policies and procedures applicable to the us. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. All director candidates, including those recommended by stockholders, are evaluated on the same basis. The Nominating and Corporate Governance Committee held meetings on February and March 2005. The current charter of the Nominating and Governance Committee provides a detailed description of its responsibilities. The current members of the Nominating and Corporate Governance Committee are Mr. Fedida (Chairman), Dr. Fedida and Dr. Wolin. All of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the New York Stock Exchange, SEC regulations and our Corporate Governance Guidelines. The Nominating and Corporate Governance Committee Charter may be found on our web site at www.bradpharm.com, and we will provide without charge to each holder of our common stock and Class B common stock, on the written request of any such person, a copy of the Nominating and Corporate Governance Committee Charter. Any such request should be in writing to Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004-2402, Attention: Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us for 2004 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended, and written representations from current reporting persons that all required reports had been filed, we believe that all current reporting persons filed the required reports on a timely basis, except for (1) Daniel Glassman's exercise of 150,000 options on January 18, 2004 was reported on January 26, 2004; (2) Daniel Glassman's exercise of 150,000 options on October 25, 2004 was reported on October 28, 2004; (3) Dr. Ralph Daniel's grant from us of 5,000 options on June 15, 2004 was reported on August 11, 2004; (4) Dr. Andre Fedida's grant from us of 5,000 options on June 15, 2004 was reported on August 11, 2004; (5) Iris Glassman's grant from us of 5,000 options on June 15, 2004 was reported on August 11, 2004; (6) Steven Kriegsman's grant from us of 5,000 options on June 15, 2004 was reported on August 11, 2004; (7) Dr. Alan Wolin's grant from us of 5,000 options on June 15, 2004 was reported on August 11, 2004; (8) Bradley Glassman's purchase of 1,053 shares of our common stock on March 10, 2004 was reported on March 29, 2004; (9) Alan Goldstein's purchase of 204 shares of our common stock on March 23, 2004 was reported on March 29, 2004; (10) Ralph Landau's purchase of 400 shares of our common stock on March 10, 2004 was reported on March 29, 2004.

CORPORATE GOVERNANCE INFORMATION

Executive Sessions

Our non-management directors meet periodically in executive sessions to discuss such topics as they determine. The non-management directors will designate from time to time one non-management director to serve as the Presiding Director to chair these executive sessions of the Board of Directors. In addition, the Presiding Director will advise the Chairman of the Board of Directors and, as appropriate, committee chairs, with respect to agendas and information needs relating to Board and committee meetings; provide advice with respect to the selection of committee chairs; and perform such other duties as the Board of Directors may from time to time delegate to assist the Board of Directors in the fulfillment of its responsibilities.

Communications with Directors

Our Nominating and Corporate Governance Committee has created a process by which stockholders may communicate directly with non-management directors. Any stockholder wishing to contact non-management directors may do so in writing by sending a letter addressed to the name(s) of the director(s), c/o Secretary, Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004. Communications will be distributed, as appropriate, to the named director(s) and possibly other directors or the entire Board of Directors, depending on the facts and circumstances outlined in the communication.

Independent Directors

Our Board of Directors has adopted director independence standards that are set forth in our Corporate Governance Guidelines, which may be found on our web site at www.bradpharm.com. These independence standards meet the listing standards currently adopted by the New York Stock Exchange with respect to the determination of director independence. In accordance with these standards, a director must be determined to have no material relationship with us other than as a director. The standards specify the criteria by which the independence of our directors will be determined, including strict guidelines for directors and their immediate families with respect to past employment or affiliation with us or our independent auditor. The Board of Directors has determined that every director, with the exception of Mr. Glassman and Mrs. Glassman, is currently independent within the meaning of SEC regulations, the listing standards of the New York Stock Exchange and our independence standards. Mr. Glassman is considered a non-independent director because of his position as a senior executive of Bradley. Mrs. Glassman is considered a non-independent director because her spouse, Mr. Glassman, is an executive officer of Bradley.  See "Committees of the Board-Audit Committee" for additional information regarding director independence.

Codes of Ethics and Corporate Governance Guidelines

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees in addition to a Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Our Board of Directors has also adopted Corporate Governance Guidelines which address numerous director issues. The Code of Business Conduct and Ethics, Supplemental Code and Corporate Governance Guidelines may be found on our web site at www.bradpharm.com, and we will provide without charge to each holder of our common stock and Class B common stock, on the written request of any such person, a copy of the Code of Business Conduct and Ethics, Supplemental Code and Corporate Governance Guidelines. Any such request should be made in writing to Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004-2402, Attention: Secretary.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all of our cash compensation paid, as well as certain other compensation paid or accrued, during the years ended December 31, 2004, 2003 and 2002 to Daniel Glassman, President and Chief Executive Officer and our four other highest paid executive officers. There were no long-term incentive plan payouts or other compensation paid during 2004, 2003 or 2002 to the executive officers named in the following table, except as set forth below:

Summary Compensation Table
	Annual Compensation				Long-Term Compensation Awards

Name and Principal Position	Year	Salary	Restricted Stock	Restricted Stock (shares)	Bonus	Common Shares Underlying Options

Daniel Glassman	2004	$623,100	$50,000	2,094	$282,342	-
President and	2003	$477,200	-	-	$615,400	-
Chief Executive Officer	2002	$285,300	-	-	$218,800	315,000

Bradley Glassman	2004	$234,425	$35,000	1,466	$63,813	-
Sr. Vice President	2003	$201,700	-	-	$158,138	-
Sales and Marketing	2002	$146,200	-	-	$56,300	-

Alan Goldstein	2004	$191,692	$10,000	419	$25,638	-
Vice President	2003	$151,400	-	-	$58,900	-
Corporate Development	2002	$52,600	-	-	$12,900	3,000

Ralph Landau	2004	$210,016	$10,000	419	$37,471	-
Vice President	2003	$163,200	-	-	$119,500	-
Chief Scientific Officer	2002	$29,700	-	-	-	15,000

R. Brent Lenczycki	2004	$228,516	$20,000	838	$52,485	-
Vice President	2003	$161,800	-	-	$114,500	-
Chief Financial Officer	2002	$119,600	-	-	$46,800	-

  We have no defined benefit or defined contribution retirement plans other than the 401(k) Plan established under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to the 401(k) plan are voluntary and all employees are eligible to participate. The 401(k) plan permits us to match employee contributions, and we make matching contributions, at 25% of the first 6% of gross pay that each employee contributes to the plan.

Stock Options

Our stock option plans provide for the grant of stock options to key employees and key consultants. Options may be either incentive stock options or non-qualified stock options. The plans are administered by the Compensation Committee appointed by the Board of Directors or the entire Board of Directors. There were no stock options granted during 2004 to any of the executive officers named in the Summary Compensation Table above.

The following table presents the value, on an aggregate basis, as of December 31, 2004, of outstanding stock options held and the stock options exercised during 2004 by our executive officers listed in the Summary Compensation Table above.

Aggregated Option Exercises in 2004
and Year-End Option Values

			Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(2)
Name	Shares Acquired on Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Glassman	331,279	$5,955,887	607,143	105,000	$8,316,616	$658,770

Bradley Glassman	16,631	$330,351	60,000	-	$741,000	-

Alan Goldstein	-	-	3,000	-	$23,670	-

Ralph Landau	-	-	10,000	5,000	$94,300	$47,150

R. Brent Lenczycki	3,152	$52,607	82,265	-	$1,116,432	-

____________________
(1)
Value realized is calculated based on the closing price of the common stock of the underlying shares on the date of exercise, minus the exercise price and assumes the sale of all the underlying shares.

(2)
Value of unexercised in-the-money options is calculated based on the market value of the underlying shares, minus the exercise price and assumes the sale of all the underlying shares on December 31, 2004, at a price of $19.40, which was the closing price of the common stock on that date.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On December 6, 2005, upon the approval of our Board of Directors and the Compensation Committee of our Board of Directors, we entered into employment agreements with each of Daniel Glassman, our Chairman of the Board, President and Chief Executive Officer, R. Brent Lenczycki, our Vice President and Chief Financial Officer, Bradley Glassman, our Senior Vice President, Sales and Marketing, and Alan Goldstein, our Vice President, Corporate Development. We also entered into a Change of Control Agreement with Ralph Landau, Ph.D., our Vice President, Chief Scientific Officer, on December 6, 2005.

Under the employment agreements, which are each effective as of December 6, 2005, Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will serve in their positions until the third anniversary of the effective date, unless sooner terminated by him or us. Each agreement renews automatically for an additional one year on the expiration date and on each anniversary of the expiration date unless we or the employee gives written notice to the other to the contrary at least 90 days prior to the end of the term or renewal term, as the case may be. Mr. D. Glassman will receive an annual base salary of $675,000 plus an annual non-accountable expense allowance of $25,000. Mr. Lenczycki will receive an annual base salary of $262,500. Mr. B. Glassman will receive an annual base salary of $260,000. Mr. Goldstein will receive an annual base salary of $235,000. From time to time during the term of their agreements, each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will be entitled to receive options to purchase shares of our common stock or other similar securities on terms and conditions established by our Board of Directors and Compensation Committee. Additionally, Mr. D. Glassman, Mr.

Lenczycki, Mr. B. Glassman, and Mr. Goldstein are eligible to participate in our bonus and benefit plans in which our senior executives are generally entitled to participate.

Upon termination of employment without "cause" or for "good reason" (as such terms are defined in the employment agreements), each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will be entitled to: (i) a lump sum cash payment equal to the sum of (a) any accrued but unpaid salary as of the date of such termination, (b) any accrued by unpaid annual cash bonus payable under our EVA Bonus Plan for any annual period ended prior to the date of such termination, and (c) all expenses incurred for which documentation has been or will be provided in accordance with our policies but not yet reimbursed; (ii) a lump sum cash payment equal to the amount payable under our EVA Bonus Plan for the annual period in which such termination occurs prorated through the date of such termination; (iii) continuation of all perquisites and other Bradley-related benefits to which he was entitled as of the date of his termination through the end of the second calendar year following the year in which his employment terminates; (iv) immediate vesting of all of his stock options or any other equity awards based on our securities; (v) continued participation in, and continuation by us of the payment of the relevant premiums applicable to, the life insurance and health, welfare and medical insurance plans through the end of the second calendar year following the year the which his employment terminates; and (vi) continued participation by him and his dependents in all other Bradley-sponsored health, welfare and benefit plans through the end of the second calendar year following the year in which his employment terminates. In addition to the foregoing payments and benefits continuation, upon termination without "cause" or for "good reason", each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will be entitled to a lump sum cash payment equal to two times the sum of his then current annual salary and the average amount paid to him under our EVA Bonus Plan with respect to the most recent three calendar years.

If a "change of control" (as defined in the agreement) of Bradley occurs during the term of his employment agreement, and if, during such term and within twelve months after the date on which the "change of control" occurs, his employment is terminated by us without "cause" or by him for any reason, then each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein, as applicable, will be entitled to the payments and benefits described in the preceding paragraph for a termination without "cause" or for "good reason ".

In the event that any payment under his employment agreement is subject to the excise tax for golden parachute payments, we will provide Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein, as applicable, with a gross-up payment as may be necessary to put him in the same after-tax position as if the payments had not been subject to the excise tax.

Each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein has agreed that he will not compete with us for a period of twelve months immediately following the term of his employment agreement; provided, however, that such restriction will not apply if his employment is terminated without "cause " or he terminates his employment for "good reason", regardless of whether a "change of control" has occurred.

Pursuant to his Change of Control Agreement, if a "change of control" (as defined in the agreement) occurs, and if within twelve months after the date on which the "change of control" occurs, Mr. Landau's employment is terminated by either Mr. Landau or us for any reason, except if termination is by us for "cause" (as defined in the agreement), then Mr. Landau will be entitled to the same payments and benefits described in the paragraph above regarding the termination of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, or Mr. Goldstein for a termination without "cause" or for "good reason". Mr. Landau will be entitled to a gross-up payment, if necessary, as described in the preceding paragraph. Mr. Landau has also agreed not to compete with us for a period of twelve months immediately following his termination of employment; provided, however, that such restriction will not apply if Mr. Landau's employment is (x) terminated without "cause" or (y) Mr. Landau terminates his employment for "good reason", for both (x) and (y) within twelve months following the date on which a "change of control" occurs.

Other Compensation Plans

In 1998, we initiated the Stern Stewart EVA® Financial Management System. EVA®, Economic Value Added, is defined as essentially net income less a charge for the capital that is employed in the business. Based upon the change in EVA® from the current year to the previous year, a portion of the change in profitability is distributed to all our employees. Included in the bonuses distributed to executive officers listed in the Summary Compensation Table above were the bonuses accrued for the related fiscal year based upon the EVA® Financial Management System.

Compensation of Directors

Non-employee directors receive an initial grant upon joining the Board of Directors of 15,000 options to purchase shares of our common stock that vest over a period of three years from the date of grant. During 2004, these directors also received an annual retainer of $6,500 per year, an annual grant of 5,000 options to purchase shares of our common stock that vest over a period of three years from the date of grant and a fee of $1,000 for each meeting of the Board of Directors or any Board committee meeting attended by that director, plus out-of-pocket costs. In addition, our non-employee directors who serve as a Chairperson of a committee of our Board received a payment of $1,000 to $2,000 per month in that capacity. Directors who are also employees receive no additional compensation for their services as directors.

In addition to the Director compensation listed above, our non-employee Directors began receiving additional monthly fees for their additional work in connection with the SEC inquiry and related matters, starting as of mid-December 2004. The Audit Committee Chairman received $25,000 per month, other Audit Committee Members received $10,000 per month, and other non-employee Directors received $5,000 per month, which fees were terminated effective December 1, 2005.

Effective December 1, 2005, the Board of Directors approved fees to be paid to its non-employee Directors in lieu of existing Director fees. Each such Director will receive an annual $20,000 cash retainer. The Chairman of the Audit Committee will receive an additional annual retainer of $7,500 and the Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee will receive an additional annual retainer of $3,000. Non-employee Directors will receive $1,000 for each Board of Directors or committee meeting thereof attended in person or by telephone. Additionally, each continuing non-employee Director will receive an annual grant of 5,000 options to purchase shares of our common stock in accordance with our stock option plan.

Compensation Committee Interlocks and Insider Participation

Daniel and Iris Glassman served as members of our Compensation Committee until January 2004 and were subsequently replaced by independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2005, regarding the ownership of our common stock and Class B common stock by (i) each Director, (ii) the executive officers named in the Summary Compensation Table set forth elsewhere in this Form 10-K, (iii) each beneficial owner of more than five percent of common stock and Class B common stock known by us and (iv) all Directors and executive officers, as a group, and the percentage of outstanding shares of common stock and Class B common stock beneficially held by them on that date.

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

	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(2)
Name and Address of Beneficial Owner	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Daniel Glassman 383 Route 46 West Fairfield, New Jersey 07004	1,615,681(3)	392,469(4)	9.0%	91.3%
C. Ralph Daniel, III, M.D.	11,666(5)	-	-	-
Andre Fedida, M.D.	19,999(6)	-	-	-
Michael Fedida, R.Ph.	5,000(7)	-	-	-
Iris Glassman	263,072(8)	16,403(9)	1.5%	3.8%
Steven Kriegsman	11,666(10)	-	-	-
Alan Wolin, Ph.D.	80,440(11)	-	*	-
Bradley Glassman	160,702(12)	20,880	*	4.9%
Alan Goldstein	2,123	-	*	-
Ralph Landau, Ph.D.	16,118(13)	-	*	-
R. Brent Lenczycki	100,397(14)	-	*	-
All executive officers and Directors as a group (11 Persons)	2,286,864(15)	429,752(4)(9)	12.7%	100%
__________________ * Represents less than one percent

(1)	Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(2)
Each named person and all executive officers and directors, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days of December 31, 2005 through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each stockholder's name under the columns common stock includes shares of common stock issuable upon exercise of presently exercisable warrants and stock options and shares of common stock issuable upon conversion of shares of Class B common stock. The shares of common stock so issuable upon such exercise, exchange or conversion by any such stockholder are not included in calculating the number of shares or percentage of common stock beneficially owned by any other stockholder.

(3)
Includes 392,469 shares issuable upon conversion of a like number of shares of Class B common stock. 43,693 shares owned indirectly by Mr. Glassman through affiliates and 352,554 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman's affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his spouse, Iris Glassman.

(4)
Includes 9,733 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman's affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris Glassman, Mr. Glassman's spouse.

(5)	Includes 11,666 shares of common stock underlying presently exercisable options.

(6)	Includes 19,999 shares of common stock underlying presently exercisable options.

(7)	Includes 5,000 shares of common stock underlying presently exercisable options.

(8)
Includes 16,403 shares issuable upon conversion of a like number of shares of Class B common stock, 4,000 shares owned indirectly by Mrs. Glassman through affiliates, 27,100 shares owned indirectly by Mrs. Glassman as trustee for her children's and grandchildren's trusts and 34,999 shares underlying presently exercisable options. Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her spouse, Daniel Glassman.

(9)	Mrs. Glassman disclaims beneficial ownership over all shares of Class B common stock beneficially owned by her spouse, Daniel Glassman.

(10)	Includes 11,666 shares of common stock underlying presently exercisable options.

(11)	Includes 9,999 shares underlying presently exercisable options and 17,500 shares owned indirectly by Dr. Wolin through affiliates.

(12)	Includes 20,880 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares 60,000 shares underlie presently exercisable options.

(13)	Includes 15,000 shares of common stock underlying presently exercisable options.

(14)	Includes 82,265 shares of common stock underlying presently exercisable options.

(15)	See footnotes 3, 5, 6, 7, 8, 10, 11, 12, 13 and 14.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have a number of related party transactions, all of which we believe are on terms no less favorable to us than we could have obtained from unaffiliated third parties.

During 2004, we received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) ( "Medimetrik") in the amount of approximately $29,000. Daniel Glassman, our Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an officer, a member of our Board of Directors and spouse of Daniel Glassman, are majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to us in June 2004 after it was sold to an unrelated third party.

We lease approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008. The owner and manager of this property is a limited liability company that is owned and controlled by Daniel Glassman and his spouse, Iris Glassman. At our option, we can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement obligates us to pay 3% increases in annual lease payments per year. Rent expense, including our proportionate share of real estate taxes, was approximately $487,000 in 2004.

We have paid to Dr. C. Ralph Daniel, III, a member of our Board of Directors, since Dr. Daniel joined our Board during June 2003, a monthly consulting fee of $2,500. This fee is paid to Dr. Daniel in consideration for product performance, patient review, general marketing and corporate development services performed on our behalf by Dr. Danie1. We have also agreed to pay to Dr. Daniel a success fee calculated on a "Lehman Formula" basis, but not to exceed $300,000, if Dr. Daniel first introduces to us a product licensing or acquisition opportunity or merger or acquisition candidate which we had not yet internally identified (collectively, a "New Business Opportunity") and such New Business Opportunity is consummated by us.

We paid to Steven Kriegsman, a member of our Board of Directors, for the period commencing during June 2003, when Mr. Kriegsman joined our Board, and continuing through November 1, 2004, when Mr. Kriegsman became Chairman of our Audit Committee (the "Applicable Period"), a monthly consulting fee of $2,500. This fee was paid to Mr. Kriegsman in consideration for his assisting us in identifying New Business Opportunities. We had also agreed to pay to Mr. Kriegsman during the Applicable Period a success fee in the amount of 3% of the total transaction value of any New Business Opportunity consummated by us if such New Business Opportunity was first introduced to us by Mr. Kriegsman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2004. A representative of Grant Thornton LLP is expected to be present at the 2005 Annual Meeting, will have an opportunity to make a statement if he desires to do so and is expected to respond to appropriate questions. For the fiscal years ended years ended December 31, 2004 and 2003, professional services were performed by Grant Thornton LLP. The following table shows the fees billed or expected to be billed to us for the audit and other services provided by Grant Thornton LLP for 2004 and 2003:

	2004	2003
Audit Fees	$2,349,000	$848,000
Audit Related Fees	77,000	24,000

Total Audit and Audit Related Fees	2,426,000	872,000
Tax Fees	155,000	91,000
All Other Fees	394,000	-

Total Fees	$2,975,000	$963,000

Audit Fees. This category includes the audit of our consolidated financial statements, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, SEC registration statements and comfort letters and the SEC informal inquiry that commenced during December 2004.

Audit Related Fees. The services for fees under this category include other accounting advice and employee benefit plan audits.

Tax Fees. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

All Other Fees. These fees primarily relate to due diligence for the Bioglan acquisition.

Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chairperson of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The Audit Committee has determined that the professional services rendered by Grant Thornton are compatible with maintaining the principal accountant's independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2004.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements See F-Pages hereof.

(b)	Financial Statement Schedules See Schedule II at page S-1.

(c)	Exhibits

Exhibit Number	Description of Documents
2.1
Asset Purchase Agreement, dated as of June 8, 2004, by and among Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company, and the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004)

2.2
First Amendment to the Asset Purchase Agreement dated as of June 8, 2004, by and among Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company, and the Company, dated as of August 10, 2004 (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed on August 12, 2004)

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting)
3.2	By-laws of the Company, as amended (incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting)
4.1	Bradley Pharmaceuticals, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed on February 3, 2004)
10.1	1990 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)*
10.2	1999 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting)*
10.3
Distribution Agreement, dated as of December 27, 2000, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.1
Assignment of Distribution Agreement, dated as of March 22, 2002, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.2
Second Amendment to Distribution Agreement and First Amendment to Assignment of Distribution Agreement, dated as of September 11, 2003, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.3
Third Amendment to Distribution agreement, dated as of April 13, 2004, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.4
Consent and Agreement, dated July 9, 2004, by and between Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4
License and Manufacturing Agreement, dated March 13, 2000, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.1
Addendum Agreement, dated December 28, 2000, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.2
Second Addendum, dated December 2001, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.3
Deed of Variation and Novation, dated 2001, by and among Bioglan Pharma PLC, Bioglan Pharma Inc., Quintiles Ireland Limited, Quintiles Transnational Corp. and Jagotec AG (incorporated herein by reference to Exhibit 10.5.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.4
Deed of Consent and Novation, dated August 4, 2004, by and among Jagotec AG, Quintiles Transnational Corp., Quintiles Ireland Limited, Bradley Pharmaceuticals, Inc. and BDY Acquisition Corp. (incorporated herein by reference to Exhibit 10.5.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.5
Distribution Services Agreement, dated as of March 9, 2005, by and between the Company and Cardinal Health, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed on March 14, 2005)

10.6
Forbearance Agreement, dated as of March 22, 2005, by and among the Company, certain subsidiaries of the Company and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 22, 2005)

10.7
McKesson Corporation Core Distribution Agreement, dated as of September 7, 2005, between McKesson Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 12, 2005)

10.8
Amended and Restated Credit Agreement, dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent, JPMorgan Chase Bank, as syndication agent, and General Electric Capital Corporation, as documentation agent (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 17, 2005)

10.8.1
First Amendment, dated as of January 26, 2006, to Amended and Restated Credit Agreement dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders

10.9
Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Daniel Glassman (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 8, 2005)*

10.10
Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and R. Brent Lenczycki (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 8, 2005)*

10.11
Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Bradley Glassman (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on December 8, 2005)*

10.12
Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Alan Goldstein (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed on December 8, 2005)*

10.13
Change of Control Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Ralph Landau, Ph.D. (incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K filed on December 8, 2005)*

10.14
Licensing and Distribution Agreement, dated December 13, 2005, between Bradley Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2005)

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

____________________________
*Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 27, 2006	BRADLEY PHARMACEUTICALS, INC.
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

DATE	SIGNATURE	TITLE

January 27, 2006	/s/Daniel Glassman	Chairman of the Board
	(Daniel Glassman)	President and Chief Executive Officer
(Principal Executive Officer)

January 27, 2006	/s/R. Brent Lenczycki	Vice President and
	(R. Brent Lenczycki)	Chief Financial Officer
(Principal Financial and Accounting Officer)

January 27, 2006	/s/C. Ralph Daniel	Director
(Dr. C. Ralph Daniel)

January 27, 2006	/s/Andre Fedida	Director
(Dr. Andre Fedida)

January 27, 2006	/s/Michael Fedida	Director
(Michael Fedida)

January 27, 2006	/s/Iris Glassman	Director
(Iris Glassman)

January 27, 2006	/s/Steven Kriegsman	Director
(Steven Kriegsman)

January 27, 2006	/s/Alan Wolin	Secretary and Director
(Dr. Alan Wolin)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Bradley Pharmaceuticals, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2004 and 2003	F-3

Consolidated Statements of Income for the
Years Ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statement of Shareholders' Equity for the
Years Ended December 31, 2004, 2003 and 2002	F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2004, 2003 and 2002	F-7

Notes to Consolidated Financial Statements	F-8 - F-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bradley Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bradley Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Since management did not support its evaluation of automated information technology controls with sufficient evidence, including documentation and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management’s assessment or on the effectiveness of Bradley Pharmaceuticals, Inc. and Subsidiaries’  internal control over financial reporting in our report dated January 27, 2006.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

New York, New York
January 27, 2006

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$52,911,543	$144,488,208
Short-term investments	23,419,711	38,014,672
Accounts receivable - net of allowances	14,168,480	3,536,400
Inventories	9,032,256	2,393,690
Deferred tax asset	12,663,542	2,676,208
Prepaid expenses and other	3,489,025	1,640,188
Prepaid income taxes	2,012,706	-

Total current assets	117,697,263	192,749,366

PROPERTY AND EQUIPMENT, NET	1,681,112	952,436

INTANGIBLE ASSETS, NET	160,711,414	5,238,532

GOODWILL	26,930,953	289,328

DEFERRED TAX ASSET	1,272,010	2,474,990

DEFERRED FINANCING COSTS	5,399,670	2,620,161

OTHER ASSETS	6,229	13,555

	$313,698,651	$204,338,368

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31,
	2004	2003

CURRENT LIABILITIES
Current maturities of long-term debt	$38,355,949	$91,677
4% convertible senior subordinated notes	37,000,000	-
Accounts payable	5,949,234	4,340,000
Accrued expenses	35,576,946	9,255,883
Income taxes payable	-	705,308
Total current liabilities	116,882,129	14,392,868

LONG-TERM LIABILITIES
Long-term debt, less current maturities	33,052,630	49,831
4% convertible senior subordinated notes due 2013	-	37,000,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized, 2,000,000
shares; issued - none	-	-
Common stock, $.01 par value, authorized,
26,400,000 shares; issued 16,407,367 shares at December 31, 2004,
15,752,287 shares at December 31, 2003	164,073	157,523
Common stock, Class B, $.01 par value, authorized,
900,000 shares; issued 429,752 shares at December 31, 2004 and 2003	4,298	4,298
Additional paid-in capital	133,413,314	129,626,913
Accumulated other comprehensive loss	(78,260)	(17,045)
Retained earnings	33,348,092	25,393,778
Treasury stock - common stock - at cost
(865,812 shares at December 31, 2004 and 831,286 shares at December 31, 2003)	(3,087,625)	(2,269,798)

	163,763,892	152,895,669

	$313,698,651	$204,338,368

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002

Net sales	$96,693,987	$74,679,251	$39,668,973

Cost of sales	13,340,499	6,533,119	4,568,461

	83,353,488	68,146,132	35,100,512

Selling, general and administrative expenses	63,362,703	39,558,738	21,890,232
Depreciation and amortization	4,815,095	1,207,116	1,139,531
Interest expense	4,328,327	1,048,192	77,645
Interest income	(2,178,623)	(936,345)	(436,906)
Losses (gains) on short-term investments	(35,328)	(312,285)	49,535

	70,292,174	40,565,416	22,720,037

Income before
income tax expense	13,061,314	27,580,716	12,380,475

Income tax expense	5,107,000	10,756,000	4,746,000

NET INCOME	$7,954,314	$16,824,716	$7,634,475

Net income per common share
Basic	$0.51	$1.55	$0.73
Diluted	$0.49	$1.35	$0.67

Weighted average number
of common shares
Basic	15,670,000	10,820,000	10,470,000
Diluted	18,410,000	12,840,000	11,440,000

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	Common stock,		Class B common stock,			Accumulated other comprehensive
	$.01 par value		$.01 par value		Additional paid		Retained	Treasury stock
	Shares	Amount	Shares	Amount	in capital	gain (loss)	earnings	Shares	Amount	Total

Balance at December 31, 2001	10,701,739	$107,018	429,752	$4,298	$30,400,772	$(39,293)	$934,587	747,725	$(1,237,099)	$30,170,283

Stock options/ warrants exercised	133,599	1,335			679,459					680,794
Shares issued for consulting services	680	7			9,029					9,036
Options issued for consulting services					104,649					104,649
Registration cost					(110,057)					(110,057)
Purchase of treasury stock								52,566	(517,013)	(517,013)
Distribution of treasury stock					69,744			(7,096)	14,189	83,933
Other compehensive income/ (loss):
Net income							7,634,475			7,634,475
Net unrealized gains on available-for-sale
securities						137,616				137,616
Total comprehensive income										7,772,091

Balance at December 31, 2002	10,836,018	$108,360	429,752	$4,298	$31,153,596	$98,323	$8,569,062	793,195	$(1,739,923)	$38,193,716

Stock options/ warrants exercised	316,269	3,163			2,210,621					2,213,784
Shares issued for follow-on offering	4,600,000	46,000			96,159,457					96,205,457
Options issued for consulting services					11,041					11,041
Purchase of treasury stock								45,713	(545,055)	(545,055)
Distribution of treasury stock					92,198			(7,622)	15,180	107,378
Other compehensive income/ (loss):
Net income							16,824,716			16,824,716
Net unrealized loss on available-for-sale
securities						(115,368)				(115,368)
Total comprehensive income										16,709,348

Balance at December 31, 2003	15,752,287	$157,523	429,752	$4,298	$129,626,913	$(17,045)	$25,393,778	831,286	$(2,269,798)	$152,895,669

Stock options/ warrants exercised	649,844	6,498			3,571,678					3,578,176
Shares issued to employees	5,236	52			124,984					125,036
Registration cost for the follow-on offering					(76,963)					(76,963)
Purchase of treasury stock								42,000	(831,982)	(831,982)
Distribution of treasury stock					166,702			(7,474)	14,155	180,857
Other compehensive income/ (loss):
Net income							7,954,314			7,954,314
Net unrealized loss on available-for-sale
securities						(61,215)				(61,215)
Total comprehensive income										7,893,099

Balance at December 31, 2004	16,407,367	$164,073	429,752	$4,298	$133,413,314	$(78,260)	$33,348,092	865,812	$(3,087,625)	$163,763,892

Bradley Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$ 7,954,314	$ 16,824,716	$ 7,634,475
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,815,095	1,207,116	1,139,531
Amortization of deferred financing costs	567,889	216,171	40,564
Deferred income taxes	(7,730,497)	(1,023,964)	284,408
Increase (decrease) in allowance for doubtful accounts	399,317	94,231	(43,549)
Increase in return reserve	20,968,247	561,449	22,899
Increase (decrease) in inventory valuation reserve	932,102	(137,304)	(179,676)
Increase (decrease) in rebate reserve	(1,133,700)	1,905,122	1,440,502
Losses (Gains) on short-term investments	(35,328)	(312,285)	49,535
Noncash compensation for services	125,036	11,041	113,685
Tax benefit due to exercise of non-qualified options
and warrants	829,699	1,242,177	412,734
Changes in operating assets and liabilities:
Accounts receivable	(9,476,345)	626,468	(402,961)
Inventories	(1,517,791)	(90,659)	(5,683)
Prepaid expenses and other	(1,451,327)	(841,854)	(184,647)
Accounts payable	941,820	2,589,099	(121,183)
Accrued expenses	4,132,955	2,036,035	92,044
Prepaid income taxes	(2,718,014)	1,020,866	(703,843)

Net cash provided by operating activities	17,603,472	25,928,425	9,588,835
Cash flows from investing activities:
Purchase of Bioglan Pharmaceuticals	(190,266,532)	-	-
Purchase of international distribution rights	(2,600,000)	-	-
Sale (purchases) from short-term investments- net	14,569,074	(32,629,664)	1,877,978
Purchase of property and equipment	(774,908)	(423,260)	(404,598)

Net cash provided by (used in) investing activities	(179,072,366)	(33,052,924)	1,473,380
Cash flows from financing activities:
Payment of notes payable	(30,762)	(238,364)	(164,764)
Proceeds from sale of 4% convertible senior subordinated notes	-	37,000,000	-
Proceeds from term loan	75,000,000	-	-
Proceeds from bridge loan	50,000,000	-	-
Payment of term loan	(3,750,000)	-	-
Payment of bridge loan	(50,000,000)	-	-
Proceeds from sale of common stock	-	103,132,000	-
Proceeds from exercise of stock options and warrants	2,748,477	971,607	268,060
Payment of deferred financing costs	(3,347,398)	(2,709,041)	(138,863)
Payment of offering and registration costs	(76,963)	(6,926,543)	(110,057)
Purchase of treasury stock	(831,982)	(545,055)	(517,013)
Distibution of treasury stock	180,857	107,378	83,933

Net cash provided by (used in) financing activities	69,892,229	130,791,982	(578,704)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(91,576,665)	123,667,483	10,483,511

Cash and cash equivalents at beginning of year	144,488,208	20,820,725	10,337,214

Cash and cash equivalents at end of year	$52,911,543	$144,488,208	$20,820,725

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,692,000	$786,000	$78,000
Income taxes	$14,673,000	$9,510,000	$4,758,000

The accompanying notes are an integral part of these statements.

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Bradley Pharmaceuticals, Inc. (the "Company") is a Delaware corporation originally founded in 1985. The Company's primary business activity is the marketing of various pharmaceutical products (primarily dermatology, podiatry and gastroenterology), which primarily have been acquired through the purchase of trademark rights and patents. The products are sold either over-the-counter or by prescription only throughout the United States and to distributors in selected international markets.

A summary of the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements follows:

1.  Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004

All amounts referenced in this Annual Report reflect the relevant amounts on a restated basis. The originally issued financial statements for the quarter ended September 30, 2004 should no longer be relied upon. For more information on the restatement of the financial statements for the quarter ended September 30, 2004, please see Note O.

2.  Principles of Consolidation

The consolidated financial statements include the accounts of Bradley Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Doak Dermatologics Inc. ( "Doak"), Bioglan Pharmaceuticals Corp. ( "Bioglan"), A. Aarons, Inc. (a subsidiary anticipated to begin operations in 2006) and Bradley Pharmaceuticals Overseas, Ltd. (a foreign sales corporation). All intercompany transactions have been eliminated in consolidation.

3.  Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid securities having maturity of three months or less at the time of purchase.

4. Short-term Investments

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities. " The Company's debt and equity securities are classified as available-for-sale and held to maturity. Available-for-sale securities are carried at fair value as determined through quoted market prices with the unrealized gains and losses reported in accumulated other comprehensive income. The cost of securities sold is based upon the specific identification method. Held-to-maturity investments in the accompanying balance sheet represents investments in AAA rated commercial paper and other debt securities with maturities of greater than 3 months and less than one year when purchased. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. It is the Company's intention to hold these securities to maturity.

5. Accounts Receivable and Material Customers

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company's four largest customers accounted for an aggregate of approximately 91% and 81% of gross trade accounts receivable at December 31, 2004, and 2003, respectively. On December 31, 2004, on a gross trade accounts receivable basis, Cardinal Health, Inc. owed approximately $7,302,000 to the Company or 46% of accounts receivable and McKesson Corporation owed approximately $5,437,000 to the Company or 35% of accounts receivable. On December 31, 2003, Cardinal Health, Inc. owed approximately $1,808,000 to the Company, or 35% of accounts receivable, and McKesson Corporation owed approximately $1,548,000 to the Company, or 30% of accounts receivable. The following table presents a summary of gross sales to significant customers as a percentage of the Company's gross sales:

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Customer	2004	2003	2002
AmerisourceBergen Corporation	15%	17%	17%
Cardinal Health, Inc.	36%	27%	24%
McKesson Corporation	25%	24%	26%
Quality King Distributors	11%	14%	23%

Supplemental information on the accounts receivable balances at December 31, 2004 and 2003 are as follows:

	2004	2003
Accounts receivable
Trade	$15,750,828	$5,147,220
Other	4,762	20,933
	15,755,590	5,168,153
Less allowances:
Chargebacks	478,451	1,219,622
Discounts	344,846	121,910
Doubtful accounts	763,813	290,221
	1,587,110	1,631,753

Accounts receivable, net of allowances	$14,168,480	$3,536,400

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

The Company records an estimate of the discount amount deducted from customer's payments at the time of sale. Typically, the Company offers a 2% discount based upon customer prompt payments. Management estimates its reserves for discounts, based upon historical discounts claimed. The amount of actual discounts claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company.

The Company also maintains a provision for doubtful accounts, with respect to which the Company believes the probability of collecting the accounts receivable is remote. Based upon specific analysis of the Company's accounts, the Company maintains a reserve. The amount of actual customer defaults claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

6. Accrued Expenses

Supplemental information on the accrued expenses at December 31, 2004 and 2003 are as follows:

	2004	2003
Employee compensation	$3,220,605	$3,566,683
Rebate payable	44,775	184,294
Rebate liability	2,953,623	3,904,752
Deferred revenue	1,043,907	-
Return reserve (see Note A.7)	24,074,511	925,685
Legal settlement reserve	1,750,000	-
Other	2,489,525	674,469
Accrued expenses	$35,576,946	$9,255,883

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company's best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company. Deferred revenue represents the Company's transaction for Deconamine Syrup discussed in Note O. Legal settlement reserve represents the Company's estimate for potential legal settlements discussed in Note J.6.

7.  Allowance for returns

The Company records an estimate for returns at the time of sale. The Company's return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. The Company is required to estimate the level of sales, which will ultimately be returned pursuant to the Company's return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company's gross revenue to determine our net revenues. The Company's estimates take into consideration historical returns and information obtained regarding the levels of inventory being held by the Company's customers, as well as overall purchasing patterns by its customers. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience, including as a result of the execution of Inventory Management or Distribution Service Agreements ( "DSAs") in 2005 (but effective as of 2004), obtaining customer inventory data from the Company's four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in the customers' market dynamics becoming evident during 2005, having subsequent return visibility relating to 2004 and prior during 2005, and having increased generic competition occurring in the Fourth Quarter 2004 and 2005. If the Company over or under estimates the level of sales, which will ultimately be returned, there may be a material impact to the Company's financial statements.

The Company's increase in the return reserve was a result of a change in estimate. The Company's change in estimate was a result of the following events noted during its financial closing process for the year end 2004:

a.
The Company entered into DSAs with two of its major customers, McKesson and Cardinal. DSAs are a result of the wholesalers shifting from the "buy and hold" model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the "fee-for-service " model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider's products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, the Company entered into a DSA with Cardinal during March 2005, with an effective date of July 2004. The terms of this DSA require the Company to pay a fee quarterly to Cardinal, which is offset by any price appreciation of the inventory that Cardinal has on hand and also by any discounts that the Company gives to Cardinal for new product promotions. In return for this "fee, " Cardinal is obligated to maintain its inventory levels to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports along with quarterly purchasing forecasts. The DSA with Cardinal expires on June 30, 2007 (subject to earlier termination pursuant to the terms of the DSA).

Similarly, during September 2005, the Company entered into a DSA with McKesson with an effective date of October 2004. The McKesson DSA can be terminated by either party on 30 days' notice. Otherwise, the terms of this agreement are substantively similar to the terms with Cardinal except McKesson does not provide the Company with quarterly purchasing forecasts.

The increased visibility afforded by these DSAs provides the Company greater sales and inventory predictability and the improved ability to match sales with underlying demand. As a result of executing its DSA with the Company, from November 2004 through September 2005, Cardinal reduced its inventory on hand of the Company's products by approximately $12.0 million (45% of November 2004 inventory). Similarly, McKesson reduced its inventory on hand of the Company's products from October 2004 through September 2005 by approximately $2.9 million (21% of October 2004 inventory). As such, the DSAs had an impact on the Company's operations as sales to McKesson and Cardinal decreased in 2005 and returns increased.

b.
The Company obtained for the first-time inventory data for a month within the Fourth Quarter 2004 directly from the Company's four largest customers (representing 87% of all gross sales during 2004) during the Fourth Quarter 2004 and First Quarter 2005. Three of the customers' inventory data was as of December 31, 2004 and the other was as of October 31, 2004. The customer inventory data provided by Cardinal and McKesson was not available prior to the Fourth Quarter 2004 and was only available in conjunction with entering into the DSAs. Prior to the Fourth Quarter 2004, the Company typically analyzed the Company's quarterly prescription demand in comparison to the same quarter Company sales to determine if there is a higher risk of Company product returns than the Company's then existing historical experience.

c.
Prior to 2005, major drug wholesalers, including McKesson, Cardinal, AmerisourceBergen and Quality King, and some chain drug stores, bought and sold with each other in order to take advantages of selling and buying pharmaceutical products below the pharmaceutical companies' wholesale prices. These lower prices were available due to the drug wholesalers' speculative buying before price increases, creating lower cost inventory in comparison to pharmaceutical companies' then existing wholesale prices. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have eliminated buying and selling among drug wholesalers. Chain drug stores have also implemented the same programs.

As a result of eliminating buying and selling among drug wholesalers, the wholesalers that had speculative buying previous to the change in this market dynamic have experienced a reduction in resale locations, and therefore, less demand for speculative purchases and increased Company returns.

d.
As a result of the delay in filing the Company's Form 10-K for the year ended December 31, 2004, the Company has taken into consideration returns that occurred during 2005. From this information, the Company was able to compare the return date of a particular product during 2005 to the last sale date of the returned product's lot number. This provided the Company data on returns relating to 2004 and prior resulting from events previously discussed.

e.
During 2005, the Company has been impacted by returns of products that have had generic competition. Generic competition for the Company's products has substantially increased starting in the Fourth Quarter 2004 and continued in 2005. As a result of increased generic competition, the related Company product prescription demand has decreased and the related Company products' returns have increased.

f.
The Company acquired Bioglan on August 10, 2004 and during 2005 the Company has experienced an increase in Bioglan product returns. The increase in returns became evident during 2005 as the return percentage surpassed Bioglan's previous historical levels. The increasing trend for the returns as a percent of gross sales and in the aggregate was not evident until 2005. The Company may be able to partially receive some monies as a result of the Bioglan returns. See Note K.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

8.  Inventories

The Company purchases raw materials and packaging components for some third party manufacturing vendors. The Company utilizes third parties to manufacture and package finished goods held for sale, takes title to certain finished inventories after manufactured, and warehouses such goods until final distribution and sale. Finished goods consist of salable products held at the Company's warehouses. Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Supplemental information on inventory balances at December 31, 2004 and 2003 are as follows:

	2004	2003
Finished goods	$8,420,499	$2,225,719
Raw materials	1,908,535	308,494
Valuation reserve	(1,296,778)	(140,523)

Inventories, net	$9,032,256	$2,393,690

The Company increased its valuation reserve against its finished goods inventory and raw materials as result of increased generic competition and lower expected demand for its impacted products.

9. Property and Equipment

Property and equipment is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method over a period ranging from 5 to 7 years for equipment, 3 to 5 years for furniture and fixtures and the lesser of 10 years or the life of the lease for leasehold improvements.

10.   10. Intangible Assets and Goodwill

The Company has made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. The Company assesses the impairment of identifiable intangibles (including goodwill prior to January 1, 2002) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

When the Company determines that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company first will perform an assessment of the asset's recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset's value, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on the Company's financial statements. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. The fair value of the reporting unit was calculated on the basis of

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, goodwill has been tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed the test at December 31, 2004 and December 31, 2003 and noted that no impairment existed.

11. Revenue Recognition

Revenue from product sales is recognized, net of estimated provisions, when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably probable. The Company's customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.

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

The Company does not provide any forms of price protection to wholesale customers other than a contractual right to two wholesale customers that the Company's price increases and product purchase discounts offered during each twelve-month period will allow for inventory of Company products then held by such wholesalers to appreciate in the aggregate. The Company does not, however, guarantee wholesale customers will sell Bradley products at a profit.

12. Risks, Uncertainties and Certain Concentrations

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company's maintaining sales, the outcome of the Company's federal securities class action and state shareholder derivative lawsuits and the SEC inquiry, the Company's ability to file its required financial reports with the SEC in accordance with its announced timetable or otherwise on a timely basis, the Company's ability to maintain its listing on the New York Stock Exchange, the Company's ability to comply with debt covenants, ability to obtain acceptable financing in the future, ability to successfully acquire new products or technologies, impact from DSAs, changes in buying patterns from the wholesalers and retailers, changes in physician prescribing habits, pharmacy substitution, accurately estimating for returns, discounts, chargebacks and rebates, rising insurance costs, product recalls, the Company's ability to meet minimum purchase requirements under some supply agreements, the Company's ability to realize the value of intangible assets and deferred tax assets, dependence on key personnel, government regulation, manufacturing disruptions, competition, reliance on certain customers and vendors, absence of redundant facilities, and credit risk.

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. The cash and cash equivalent balances at December 31, 2004 and 2003 were principally held by three institutions, and are in excess of the Federal Deposit Insurance Corporation ( "FDIC") insurance limit. As of December 31, 2004 and 2003, four wholesale customers accounted for $14,308,110 and $4,230,982 or 91% and 81%, respectively, of the gross trade accounts receivable balance.

The Company maintains $10,000,000 of product liability insurance on its products. This insurance is in addition to required product liability insurance maintained by the manufacturers of the Company's products. The Company believes that this amount of insurance coverage is adequate and reasonable, although the Company cannot assure that product liability claims will not exceed that coverage. In addition, the Company may not be able to maintain its liability insurance at reasonable

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

premium rates, if at all. To date, no product liability claim has been made against the Company and the Company is not aware of any pending or threatened claim.

All manufacturers, marketers, and distributors of human pharmaceutical products are subject to regulation by the Federal Drug Administration ( "FDA"). New drugs are typically subject of an FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA's regulatory discretion and/or enforcement policies. Any change in the FDA's enforcement discretion and/or policies could alter the way the Company conducts business and any such change could severely impact the Company's future profitability.

For the year ended December 31, 2004, five vendors that manufacture and package products for the Company accounted for approximately 35%, 12%, 8%, 5% and 4% each of the Company's cost of goods sold. For the year ended December 31, 2003, five vendors that manufacture and package products for the Company accounted for approximately 33%, 16%, 8%, 7% and 4% each of the Company's cost of goods sold. For the year ended December 31, 2002, five vendors that manufacture and package products for the Company accounted for approximately 41%, 12%, 8%, 6% and 5% each of the Company's cost of goods sold. No other vendor, packager or manufacturer accounted for more than 4%, 4% and 5% of the Company's cost of goods sold for 2004, 2003 or 2002, respectively. The Company currently has no manufacturing facilities of its own and, accordingly, is dependent upon maintaining its existing relationship with its vendors or establishing new vendor relationships to avoid a disruption in the supply of products to supply inventory. There can be no assurance that the Company would be able to replace its current vendors without any disruption to operations.

The Company had export sales of approximately 2%, 2% and 4% of its net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible it could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and it may divert the efforts and attention of the Company's management from normal business operations.

There is no proprietary protection for most of the Company's branded pharmaceutical products, and competing generic or comparable products for most of these products are sold by other pharmaceutical companies. For the products the Company has proprietary protection, the proprietary protection does not always provide significant protection. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or comparable products. Increased competition from the sale of generic pharmaceutical or comparable products may cause a decrease in sales from the Company's branded products, which could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's branded products for which there are no generic or comparable forms available, may face competition from different therapeutic treatments used for the same indications for which the Company's branded products are used.

13. Net Income Per Common Share

The Company computes income per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share ( "SFAS 128") which specifies the compilation, presentation and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

14. Income Taxes

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

15. Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements in order to conform to the current presentation, including reclassification of the return reserve as a contra accounts receivable to accrued expenses for 2003 and 2002 of $24,074,511 and $925,685, respectively.

16. Using Estimates in Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimate for chargebacks, rebates, discounts and returns, the determination of useful lives of intangible assets and the realization of deferred tax assets represent particularly sensitive estimates.

17. Advertising

The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $14,714,987, $9,338,849 and $4,525,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

18. Shipping and Handling Costs

The Company expenses shipping and handling costs as incurred. Shipping and handling costs charged to selling, general, and administration expense amounted to $1,631,526, $1,965,487, and $1,060,568 for the years ended December 31, 2004, 2003 and 2002, respectively.

19. Research and Development

Research and development costs related to both present and future products are expensed currently. Total expenditures on research development charged to selling, general, and administration expense for fiscal 2004, 2003 and 2002 were $804,832, $612,162and $532,035, respectively.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

20. Stock Based Compensation

The Company has the1990 Stock Option Plan and the 1999 Incentive and Non-Qualified Stock Option Plan, which are described more fully in Note I.2. As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, " (SFAS 123), the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 using the assumptions described in Note I.2, to stock-based employee compensation.

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$7,954,314	$16,824,716	$7,634,475
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,875,419)	(1,452,989)	(740,016)
Pro forma net income for basic Computation	$6,078,895	$15,371,727	$6,894,459

Net income, as reported	$7,954,314	$16,824,716	$7,634,475
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,875,419)	(1,452,989)	(740,016)
Add: After-tax interest expense and other from convertible notes	1,024,340	447,160	-0-
Pro forma net income for diluted Computation	$7,103,235	$15,818,887	$6,894,459

Earnings per share:
Basic --as reported	$0.51	$1.55	$0.73
Basic --pro forma	$0.39	$1.42	$0.66
Diluted --as reported	$0.49	$1.35	$0.67
Diluted --pro forma	$0.39	$1.23	$0.60

21. New Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the Company in the first fiscal year or interim period ending after

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46(R) in December 2003. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

In March 2004, the EITF reached a consensus opinion on EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." The EITF reached several consensuses on the definition of a participating security and when and how to apply the two-class method when an entity has any type of participating security. EITF 03-6 is effective in periods beginning after March 31, 2004. Adoption of EITF 03-6 did not have an effect on the Company.

In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, 'The Meaning of Other than Temporary Impairment'," which delayed certain provisions of EITF 03-1 until the FASB issues further implementation guidance. The application of this consensus did not have a material impact on the Company's results of operations or financial position.

In October 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a consensus on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-8"), which requires all shares that are contingently issuable under the Company's outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if the Company's common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF 04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on the Company's diluted earnings per share.

In November 2004, the FASB issued Statement 151, "Inventory Costs." The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS no. 151 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission ( "SEC") issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE B - SHORT-TERM INVESTMENTS

The Company's short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.

The Company invests primarily in money market funds, short-term commercial paper, short-term municipals, treasury bills, and treasury notes. By policy, the Company invests primarily in high-grade investments.

The following is a summary of available-for-sale securities for December 31, 2004:

	Cost	Gross Unrealized Loss	Gross Fair Value
Municipal bonds	$19,412,971	$(78,260)	$19,334,711
Total available-for-sale securities	$19,412,971	$(78,260)	$19,334,711

The following is a summary of available-for-sale securities for December 31, 2003:

	Cost	Gross Unrealized Gain/ (Loss)	Gross Fair Value
U.S. treasury notes	$1,479,746	$32,392	$1,512,138
Municipal bonds	30,011,093	(49,437)	29,961,656
Total available-for-sale securities	$31,490,839	$(17,045)	$31,473,794

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

During the year ended December 31, 2004, 2003 and 2002, the Company had gross realized losses on sales of available-for-sale securities of $120,017, zero and $129,834, respectively. During the year ended December 31, 2004, 2003 and 2002, the Company had gross realized gains on sales of available-for-sale securities of $155,345, $218,994 and $80,299, respectively. The net adjustment to unrealized losses during fiscal 2004 and 2003 on available-for-sale securities included in accumulated other comprehensive income totaled $61,215 and $115,368, respectively, and the net adjustment to unrealized gains during fiscal 2002 on available-for-sale securities included in stockholders' equity totaled $137,616. The Company views its available-for-sale securities as available for current operations.

The Company's held-to-maturity investments represent investments that have a remaining maturity of more than three months and less than 1 year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost.

The composition of the Company's held-to-maturity investments at December 31, 2004 is as follows:

Municipal bonds, 4% maturity date January 1, 2005	$1,885,000
Municipal bonds, 5% maturity date January 1, 2005	2,200,000

Total held-to-maturity investments	$4,085,000

The composition of the Company's held-to-maturity investments at December 31, 2003 is as follows:

Municipal bonds, 5% maturity date January 1, 2004	$1,000,111
Municipal bonds, 2% maturity date January 15, 2004	1,350,449
Municipal bonds, 6% maturity date June 1, 2004	958,122
Municipal bonds, 2% maturity date June 25, 2004	1,084,884
Municipal bonds, 4% maturity date	589,771
Municipal bonds, 3% maturity date	753,113
Municipal bonds, 2% maturity date	804,428
Total held-to-maturity investments	$6,540,878

Due to the short maturity dates of the held-to-maturity investments, the carrying value approximates the fair market value at December 31, 2004 and December 31, 2003.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2004, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$9,879,734	$9,861,929
Due after one year through two years	6,727,143	6,696,399
Due after two years	2,806,094	2,776,383
Total	$19,412,971	$19,334,711

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE C - INTANGIBLE ASSETS

Details of intangible assets are summarized as follows:

	December 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$166,261,617	$16,653,459	$149,608,158	$18,262,486	$13,059,682	$5,202,804
Patents	10,327,454	1,661,700	8,665,754	1,327,454	1,291,726	35,728
Licenses	2,724,886	287,384	2,437,502	124,886	124,886	-0-
Covenants not to compete	162,140	162,140	-0-	162,140	162,140	-0-

	$179,476,097	$18,764,683	$160,711,414	$19,876,966	$14,638,434	$5,238,532

Trademarks, patents and licenses are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142. Amortization periods for intangible assets as of December 31, 2004 are summarized as follows:

Weighted Average Amortization Period
Trademarks	19
Patents	10
Licenses	8

The following relates to the Company's intangible assets with definitive useful lives:

Aggregate Amortization Expense
For the fiscal year ended 2002	$ 833,269
For the fiscal year ended 2003	821,480
For the fiscal year ended 2004	4,126,249

Estimated Amortization Expense
Year ended December 31, 2005	$9,357,056
Year ended December 31, 2006	9,295,690
Year ended December 31, 2007	9,263,565
Year ended December 31, 2008	9,261,765
Year ended December 31, 2009	9,059,381

Intangible assets arose principally from the following significant transactions:

1.TRANS•VER•SAL® Acquisition

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

December 31, 2004

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

During 2000, the Company recorded an impairment loss relating to the DECONAMINE® trademark. As a result of the Company's strategic review process of its product lines and related intangible assets, the Company determined that an event or circumstance occurred. The Company changed its future sales forecast for the product during April 2000 after it became apparent that significant marketing attention during the Fourth Quarter 1999 had minimal impact on the product's sales. Consequently, the fair value of the DECONAMINE® trademark was calculated on the basis of discounted estimated future cash flows and resulted in a non-cash charge of $3,897,000. This charge, was recorded in the consolidated statement of income, had no impact on the Company's cash flow.

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

4. CARMOL® Acquisition

In June 1994, the Company acquired from Syntex (U.S.A.) Inc., packaging, quality control, stability, drug experience, file history, customer lists and marketing rights, titles and interests, including all U.S. trademarks to CARMOL® 10 and CARMOL® 20 (nonprescription total body moisturizers) and CARMOL® HC (a prescription moisturizer containing hydrocortisone) (the "CARMOL® Products"). The Company agreed to pay Syntex a 3% royalty on sales of CARMOL® Products, commencing June 10, 1997 for a period of seven years. Of the total purchase price, $495,000 was allocated to trademarks with a useful life of 10 years.

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

During April 2001, the Company revised its estimate of the useful life of BRONTEX®. The Company believes that a remaining useful life of 8 years is appropriate. Due to this change in estimate, the Company amortized approximately an additional $75,000 during 2004, $75,000 during 2003, $75,000 during 2002 and $57,000 during 2001.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

7. Doak Pharmacal Co., Inc. Acquisition

In 1994 and 1995, the Company acquired the shares of Doak Pharmacal Co., Inc., for approximately $1,349,000. Doak was a publicly traded company engaged in the manufacture and sale of over-the-counter cosmetic dermatologic products and ethical dermatologic products.

8. Bioglan Pharmaceuticals Company

On August 10, 2004, the Company purchased certain assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, the Company acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, ADOXA®, ZONALON®, Tx Systems®, and certain other dermatologic products. The total consideration was approximately $190 million, including acquisition costs. For more information, see Note K.

9. International Distribution Rights

On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, the Company acquired exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company is responsible for securing the necessary approvals to market these products in these countries. The Company has agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company's net sales of these products, of which the Company has paid, as of December 31, 2004, approximately $2.6 million in distribution rights included in intangible assets and $120,000 in advanced royalties.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2004	December 31, 2003

Furniture and Fixtures	$2,041,379	$1,064,760
Equipment	1,642,767	1,422,382
Leasehold Improvements	488,068	267,550
	4,172,214	2,754,692
Accumulated Depreciation	(2,491,102)	(1,802,256)
	$1,681,112	$952,436

Assets under capital lease were $142,304 as of December 31, 2004 and December 31, 2003. Related accumulated depreciation was $141,229 and $106,073 as of December 31, 2004 and 2003.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE F - INCOME TAXES

The provision for income tax expense is as follows:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Current
Federal	$10,690,000	$10,130,000	$3,846,000
State	2,435,000	1,947,000	897,000
	13,125,000	12,077,000	4,743,000
Deferred
Federal	(6,785,000)	(1,097,000)	2,000
State	(1,233,000)	(224,000)	1,000
	(8,018,000)	(1,321,000)	3,000

	$5,107,000	$10,756,000	$4,746,000

The following is a summary of the items giving rise to deferred tax assets at December 31, 2004 and 2003.

	2004	2003
Current
Allowance for doubtful accounts	$315,184	$113,186
Allowance on sales	10,678,973	1,934,925
Inventory reserves and capitalization	864,333	194,171
Other	805,052	433,926

	$12,663,542	$2,676,208

Long-term
Intangibles and fixed assets	$1,272,010	$2,474,990

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

As of December 31, 2004 and 2003, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income make it more likely than not that such deferred assets will be realized.

During 2001, deferred tax assets and additional paid-in capital have been increased by $2,042,045 for the tax benefit relating to the exercise of warrants. During 2004 and 2003, deferred tax assets and current taxes payable were reduced by $296,886 relating to these warrants. Additionally during the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $830,000, $1,242,000 and $413,000 of tax benefits directly to paid in capital resulting from the exercise of stock options.

The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company's best estimate of additional possible taxes due amounts to approximately $1.1 million.

The difference between the actual Federal income tax expense and the amount computed by applying the prevailing statutory rate to income before income taxes is reconciled as follows:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002

Tax at statutory rate	35.0%	35.0%	34.0%
State income tax expense, net of
Federal tax effect	6.2	4.5	4.8
Other	(2.1)	(0.5)	(0.5)
Effective tax rate	39.1%	39.0%	38.3%

NOTE G - REVOLVING CREDIT FACILITY, CONVERTIBLE SENIOR SUBORDINATED NOTES AND LONG-TERM DEBT

1.  Convertible Senior Subordinated Notes

On June 11, 2003, the Company issued $25 million in aggregate principal amount of its 4% convertible senior subordinated notes due June 15, 2013 (the "Notes ") (plus an potential allotment to the initial purchasers of the Notes to acquire up to an additional $8 million in principal amount of the Notes) in a private placement transaction. The Notes accrued interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and were convertible into shares of the Company's common stock at any time prior to maturity at a conversion rate of 50 shares of the Company's common stock per $1,000 in principal amount of Notes, which represented a conversion price of $20.00 per share. The Company, on or after June 15, 2008, could have, at its option, redeemed the Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest to the redemption date. On June 15, 2008, holders of the Notes could have required the Company to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus any accrued and unpaid interest to such date. In addition, holders of the Notes could have required the Company to purchase all or a portion of their Notes for cash upon certain repurchase events. The Notes were junior to all of the Company's existing and future senior indebtedness and effectively subordinated to all existing and future liabilities of the Company's subsidiaries, including trade payables.

On July 24, 2003, the Company issued an additional $12 million in aggregate principal amount of Notes. $8 million of the additional Notes related to the exercise in full of the potential allotment to acquire additional Notes granted to the initial purchasers of the Notes, and the remaining additional Notes related to a new agreement entered into by the

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Company to issue $4 million of Notes to the initial purchasers. The additional $12 million of convertible Notes had the same terms as the initial $25 million of Notes.

Additionally, the Company paid $2,709,041 of financing fees relating to these Notes, which are included as deferred financing fees on the balance sheet and are being amortized over a ten year period, which was the life of the Notes.

In its Current Report on From 8-K filed on April 28, 2005, the Company reported that (i) it had received a notice from a beneficial holder of the Notes claiming a default under the related indenture (the "Indenture") as a result of the Company's failure to file its Annual Report on Form 10-K for the year ended December 31, 2004; and (ii) such a default, if not cured within 30 days after receipt of that notice, would constitute an event of default entitling the trustee or Note holders to accelerate maturity of the Notes, which had an aggregate principal amount of $37 million.

On June 1, 2005, the Company received a subsequent notice from that beneficial Noteholder advising that the Company's failure to cure such default now constituted an event of default under the Indenture and declaring the principal of the Notes and interest thereon to be due and payable. However, in light of the notice described below relating to the Company's $125 million credit facility with a syndicate of banks led by Wachovia Bank, National Association (the "Old Facility"), no payment could be made to the Noteholders under the Indenture with respect to the Notes until the end of the Payment Blockage Period described below.

The administrative agent for the lenders that were party to the Old Facility sent a notice on May 20, 2005 (the "Payment Blockage Notice") to the trustee advising the trustee that certain non-payment defaults existed under the Old Facility and electing to effect a Payment Blockage Period under the Indenture. The Old Facility represented indebtedness that was senior to the Notes.

Under the Indenture, a "Payment Blockage Period" meant the period commencing upon receipt by the trustee of the Payment Blockage Notice and ending on the earliest of:

•	179 days thereafter (provided that the senior indebtedness to which the non-payment default relates has not been accelerated);
•	The date on which the non-payment default is cured, waived or ceases to exist;
•	The date on which the senior indebtedness is discharged or paid in full;
•	or the date on which the Payment Blockage Period is terminated by written notice to the trustee from the representative of the senior indebtedness initiating the Payment Blockage Period.

Concurrently with the closing of a new $110 million credit facility on November 14, 2005 described in more detail below (the "New Facility"), which New Facility replaced the Old Facility, the Company repaid all amounts due under the Notes and the related Indenture, including all default interest and other payments. As a result of the prepayment of the Notes, the Company expensed $2,055,861 of deferred financing costs during the Fourth Quarter of 2005. As of December 31, 2004, the Notes have been classified as a current liability.

2.  Senior Credit Facility

The Company's previous loan agreement with respect to a $5 million revolving asset-based credit facility and a $10 million acquisition facility was replaced on August 10, 2004 with a $50 million bridge loan from Wachovia Bank. The $50 million bridge loan was replaced on September 28, 2004 with the Old Facility.

As of December 31, 2003, the Company had no borrowings issued under the previous revolving asset-based line of credit and the acquisition note with a remaining availability pursuant to a borrowing base of approximately $3,957,000 from the $5,000,000 revolving line of credit and $10,000,000 from the acquisition note.

The Old Facility was comprised of a $75 million term loan and a $50 million revolving line of credit. The Old Facility would have expired and become due upon the earlier to occur of (i) September 28, 2009; and (ii) May 15, 2008 if, after giving effect to a redemption of the Company's outstanding $37 million of Notes that could have been compelled by the

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Noteholders on June 15, 2008, the Company would have failed to meet certain financial ratios described in the Old Facility. The Old Facility was secured by a lien upon substantially all of the Company's assets, including those of its subsidiaries, and was guaranteed by the Company's operating subsidiaries. The Company intended to use the Old Facility for general corporate purposes, including potential acquisitions and the repayment the Company made of the former bridge credit facility.

Amounts outstanding under the Old Facility accrued interest at the Company's choice from time to time of either (i) the base rate (which was equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon the Company's leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon the Company's leverage ratio. In addition, the lenders under the Old Facility were entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit.

As of December 31, 2004, the Company had $71,250,000 in borrowings (bearing interest at the rate of 4.75% per annum) under the Old Facility's, term loan outstanding and no amounts under the Old Facility's revolving line of credit outstanding.

As a result of the Notes being in default as described in more detail in Note G.1 above, the Old Facility was in default as well.

On November 14, 2005, the Company entered into the $110 million New Facility with a syndicate of lenders again led by Wachovia Bank that replaced the Old Facility. The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility's term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company's assets, including those of its subsidiaries, and is guaranteed by the Company's domestic subsidiaries. As a result of the prepayment of the Old Facility, the Company expensed $1,933,103 of deferred financing costs in the Fourth Quarter of 2005.

As discussed above, concurrently with the closing of the New Facility, the Company repaid all amounts due under its Notes and the related Indenture, including all applicable interest and other payments (an aggregate of $38,429,898), and paid all fees and expenses in connection with the New Facility. In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under the Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all applicable interest and other payments, the Company used all of the proceeds of the New Facility's term loan and approximately $22 million of its cash-on-hand. Immediately prior to the repayment of the Notes, the administrative agent for the lenders party to the Old Facility terminated the Payment Blockage Period under the Indenture that had arisen from a notice to the trustee, dated May 20, 2005, advising the trustee that certain non-payment defaults existed under the Old Facility.

Amounts outstanding under the New Facility accrue interest at the Company's choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt, of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits the Company's ability to declare and pay cash dividends.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

On January 3, 2006, the Company received a notice from the administrative agent under the New Facility stating that the Company was in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 by December 31, 2005. On January 26, 2006, the Company received a waiver of these defaults from its lenders under the New Facility. In connection with this waiver, the Company agreed with its lenders to file this Annual Report on Form 10-K by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by the Company during 2005 in connection with the Company's restatement of its Third Quarter 2004 financial statements, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with the Company's elimination of debt during 2005 under the Old Facility and the Notes) and pay to them a waiver fee of $270,000. In addition, the Company agreed with its lenders that until the Company files its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, the Company will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents it will at all times maintain on its balance sheet, not incur any borrowings under the revolving credit line portion of the New Facility and provide them with monthly cash reports. The Company's lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to the Company of the waiver. As of January 26, 2006, the Company has $78 million in borrowings under the New Facility's term loan outstanding and no amounts under the New Facility's revolving line of credit outstanding.

3.	Long-term Debt

Long-term debt consists of the following:

	December 31, 2004	December 31, 2003
Convertible Notes	$37,000,000	$37,000,000
Old Facility	71,250,000	-
Other	158,579	141,508
Total debt	108,408,579	37,141,508
Less current maturities:
Convertible Notes	37,000,000	-
Old Facility	38,250,000	-
Other	105,949	91,677
Total current maturities	75,355,949	91,677

Total long-term debt	$33,052,630	$37,049,831

As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006, the Company has classified as long-term liability $33 million that would have otherwise been shown as current as a result of the default.

The annual scheduled maturities of long-term debt were as follows:

Year 2005	$15,105,949
Year 2006	15,038,696
Year 2007	15,006,609
Year 2008	15,005,925
Year 2009	11,251,400
Thereafter	37,000,000
Total	$108,408,579

On November 14, 2005, the Company repaid all amounts due under the Notes and the Old Facility.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Because of the nature of the Company's debt, its maturities, and prevailing interest rates, the Company believes that the carrying values of the long-term debt, excluding its Notes, approximates their fair values at December 31, 2004 and 2003. The fair value of the Company's Notes as of December 31, 2004 and 2003 were approximately $44,000,000 and $56,000,000, respectively, as obtained from an investment bank.

NOTE H - RELATED PARTY TRANSACTIONS

1.  Transactions With an Affiliated Company

During the years ended December 31, 2004, 2003 and 2002, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) ( "Medimetrik "), an affiliate, in the amount of $29,000, $55,532, and $109,329, respectively. Daniel Glassman, the Company's Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company's Board of Directors and spouse of Daniel Glassman, are majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to the Company in June 2004 after it was sold to an unrelated third party.

2.  Transactions With Shareholders and Officers

During 2004 and 2003, the Company leased approximately 33,000 and 24,000 square feet of office and warehouse space, respectively, at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company ( "LLC") controlled by Daniel Glassman and his spouse, Iris Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company's option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company's proportionate share of real estate taxes, was approximately $487,000, $496,000 and $349,000 in 2004, 2003 and 2002, respectively.

As of December 31, 2004, the date of the last available information, the assets of the LLC were approximately $1,838,000 and the liabilities were $1,526,000. Daniel and Iris Glassman own 10% and their children own 90% of this LLC.

The Company consulted with Bruce Simpson, a former member of the Board of Directors. Mr. Simpson provided services in marketing, sales, and corporate development. His related consultant expense was approximately $25,000 and $24,000 for the years ended December 31, 2003 and 2002, respectively.

The Company has paid to Dr. C. Ralph Daniel, III, a member of the Company's Board of Directors, since Dr. Daniel joined the Company's Board during June 2003, a monthly consulting fee of $2,500. This fee is paid to Dr. Daniel in consideration for product performance, patient review, general marketing and corporate development services performed on the Company's behalf by Dr. Daniel. The Company has also agreed to pay to Dr. Daniel a success fee calculated on a "Lehman Formula " basis, but not to exceed $300,000, if Dr. Daniel first introduces to the Company a product licensing or acquisition opportunity or merger or acquisition candidate which the Company had not yet internally identified (collectively, a "New Business Opportunity") and such New Business Opportunity is consummated by the Company.

The Company paid to Steven Kriegsman, a member of the Company's Board of Directors, for the period commencing during June 2003, when Mr. Kriegsman joined the Company's Board, and continuing through November 1, 2004, when Mr. Kriegsman became Chairman of the Company's Audit Committee (the "Applicable Period "), a monthly consulting fee of $2,500. This fee was paid to Mr. Kriegsman in consideration for his assisting the Company in identifying New Business Opportunities. The Company had also agreed to pay to Mr. Kriegsman during the Applicable Period a success fee in the amount of 3% of the total transaction value of any New Business Opportunity consummated by the Company if such New Business Opportunity was first introduced to the Company by Mr. Kriegsman.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

During January 2004, the Company issued 5,236 restricted, fully vested and nonforfeitable shares of common stock to certain officers of the Company for being members of a managment committee which is responsible for identifying and implementing the Company's strategic plans. The committee was formed in the First Quarter 2004 and as a result of the issuance of the restricted stock, the Company expensed $125,036 during the First Quarter 2004.

NOTE I - SHAREHOLDERS' EQUITY

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

Both common stock and Class B common stock vote together as a single class upon any and all matters submitted to the shareholders of the Company for a vote, provided, however, that the holders of common stock and holders of Class B common stock vote as two separate classes to authorize any proposed amendment to the Company's Certificate of Incorporation, which affects the rights and preferences of such classes. So long as there are at least 325,000 shares of Class B common stock issued and outstanding, the holders of Class B common stock vote as a separate class to elect a majority of the directors of the Company (who are known as "Class B Directors"), and the holders of common stock and voting preferred stock, if any, vote together as a single class to elect the remainder of the directors of the Company.

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

1. Stock Repurchase Plan

During September 2004, the Company's previously announced program to repurchase up to $4 million of outstanding common stock expired. During 2004, prior to the plan's expiration, the Company repurchased 20,000 shares at a cost of $418,077. During 2003, the Company acquired 45,713 shares at a cost of $545,055. The Company had repurchased, from the plan's inception during September 2002, a total of 117,713 shares at a cost of $1,474,102.

On October 27, 2004, the Company's Board of Directors approved a program to repurchase up to $8 million of the Company's outstanding common stock. Repurchases are currently subject, however, to a restriction under the Company's recently established $110 New Facility, which limits the aggregate repurchases of stock by the Company to $3 million during the term of the New Facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of management of the Company. During 2004, the Company repurchased under the October 2004 approved program 22,000 shares at a cost of $413,904.

2. Incentive and Non-Qualified Stock Option Plan

Under the 1990 Stock Option Plan, 2,600,000 shares of common stock are reserved for issuance. This plan expired upon the adoption of the 1999 Incentive and Non-Qualified Stock Option Plan; however, as of December 31, 2003, some options under this Plan remain outstanding.

Under the 1999 Incentive and Non-Qualified Stock Option Plan, 3,250,000 shares of common stock are reserved for issuance. The plan will expire on January 31, 2010, but options may remain outstanding past this date. As of December 31, 2004 and 2003, there were 1,590,973 and 1,734,372 shares available for grant, respectively. Grants cancelled or forfeited are available for future grants.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

The number of shares covered by each outstanding option, and the exercise price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend. The following table summarizes the option activity from January 1, 2002 to December 31, 2004:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2002	1,433,771	$2.82

Granted	490,500	$12.55
Exercised	(111,370)	2.07
Canceled or forfeited	(26,778)	8.89

Balance, December 31, 2002	1,786,123	$5.44

Granted	214,300	$20.86
Exercised	(135,136)	4.23
Canceled or forfeited	(69,634)	13.58

Balance, December 31, 2003	1,795,653	$7.04

Granted	187,900	$23.71
Exercised	(544,476)	2.58
Canceled or forfeited	(49,285)	18.58

Balance, December 31, 2004	1,389,792	$10.64
As of December 31, 2004, options outstanding for 978,746 shares were exercisable at a weighted average price of $6.82, and the weighted remaining contractual life was 4.8 years. As of December 31, 2003, options outstanding for 1,289,213 shares were exercisable at a weighted average price of $3.83, and the weighted remaining contractual life was 2.6 years.

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

On December 31, 2004 and 2003, there were 123,276 and 49,027 options outstanding and exercisable to non-employees and board members, respectively. Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

The following table summarizes option data as of December 31, 2004:
Range of Exercise Prices	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price

$ 1.06 - $ 1.19	42,474	1.60	$1.08	42,474	$1.08
1.31 - 1.98	382,039	2.00	1.44	382,039	1.44
2.00 - 4.03	47,500	3.30	2.12	47,500	2.12
7.05 - 9.97	197,600	6.40	7.60	189,400	7.54
10.53 - 11.76	27,094	2.00	10.80	25,126	10.77
12.40 - 14.39	366,885	5.00	13.17	240,378	13.16
14.93 - 20.18	78,034	5.70	17.15	23,666	17.58
20.31 - 27.12	248,166	1.80	24.69	28,163	24.83
	1,389,792			978,746

The fair value of each option granted for purposes of the pro forma disclosures included in Note A.20 has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimated fair value:

	2004	2003	2002
Dividend yield	0%	0%	0%
Risk-free interest rate	5.0%	5.0%	5.0%
Expected life after vesting period
Directors and officers	4 years	4 years	4 years
Others	2 years	2 years	2 years
Expected volatility	60%	60%	60%

The exercise price of all options granted during the years ended December 31, 2004, 2003 and 2002 equaled or was greater than the market price on the grant date.

3. Reserved Shares

The following table summarizes shares of common stock reserved for issuance at December 31, 2004:

Reserved for	Exercise Price	Number of shares Issuable

Warrants for consulting services (expiring July 9, 2008)	$ 2.34	6,000
Warrants issued to private placement advisor (expiring October 29, 2005)	8.50	987
4% Notes due June 15, 2013*	20.00	1,850,000
1990 and 1999 Stock Option Plans	10.64	1,389,792
		3,246,779
All warrants and convertible Notes listed above are exercisable.

* In connection with the closing of the $110 million New Facility on November 14, 2005, as discussed in more detail in Note G, the Notes have been extinguished and are no longer convertible into shares of common stock, and there are now 1,850,000 fewer shares of common stock reserved for and outstanding on a fully diluted basis. In addition, since the Notes

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

have been extinguished, the Company no longer has an adjustment for after-tax interest expense and other of approximately $1,024,000 per year in determining earnings per share on a fully diluted basis.

The number of shares covered by each outstanding warrant and convertible Note, and the exercise price or conversion price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend. The following table summarizes the warrant activity from January 1, 2002 to December 31, 2004:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2002	359,566	$7.26

Granted	-0-	$-0-
Exercised	(24,300)	2.73
Canceled or forfeited	-0-	-0-

Balance, December 31, 2002	335,266	$7.65

Granted	-0-	$-0-
Exercised	(209,208)	5.01
Canceled or forfeited	-0-	-0-

Balance, December 31, 2003	126,058	$12.03

Granted	-0-	$-0-
Exercised	(110,571)	13.26
Canceled or forfeited	(8,500)	3.20

Balance, December 31, 2004	6,987	$3.21

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

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE J - COMMITMENTS AND CONTINGENCIES

1.	Leases

As of December 31, 2004, the Company had the following lease commitments:

Year ending December 31,	Operating Leases	Capital Leases
2005	$1,652,028	$47,640
2006	1,655,941	39,201
2007	1,515,927	6,608
2008	1,120,164	5,925
2009	670,577	-0-
Thereafter	-0-	-0-
	$6,614,637	99,374
Amounts representing interest		(2,281)
Total principal payments		$97,093

See Note H.2 for discussion of the lease on the 383 Route 46 West premises.

Rent expense for the periods ended December 31, 2004, 2003 and 2002 were $541,297, $538,036 and $385,130, respectively.

On August 10, 2004, the Company acquired certain assets and assumed certain liabilities of Bioglan Pharmaceuticals Company and certain subsidiaries, accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Included in the acquisition was a Bioglan lease for facilities in Malvern, Pennsylvania, which had a term through December 31, 2006. This lease was assigned to Bradley with the consent of the landlord. At the time of acquisition, the Company's plan was maintain the Malvern facilities until November 1, 2004.

The Company's plan was to sub-lease the Malvern facilities, and expected that future sub-lease rentals would substantially offset lease costs under the existing Bioglan agreement, and no liability was recognized. On July 15, 2005, after unsuccessful attempts to secure a sub-tenant, the Company entered into a lease termination agreement with the landlord. This agreement includes payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment. The termination payment was recorded as an acquisition cost to goodwill during 2005.

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

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services.

4.  Employment Agreements

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

5.	Manufacturing and Supply Agreements

The Company has limited approved manufacturers for its products. Any problems with such manufacturing operations or capacity could reduce sales of the Company's products as could any licensing or other contract disputes with these suppliers. Under some manufacturing and supply agreements, the Company has minimum inventory purchase requirements. For the periods ending December 31, 2008, 2007, 2006 and 2005, these minimum purchase requirements are $1,100,000, $1,000,000, $1,275,000 and $1,175,000, respectively.

6.   Legal Proceedings

DPT Litigation

On February 25, 2003, the Company filed an action in the United States District Court for the District of New Jersey against DPT Lakewood, Inc., an affiliate of DPT Laboratories Ltd. In this lawsuit, the Company alleged, among other things, that DPT Lakewood breached a confidentiality agreement and misappropriated the Company's trade secrets relating to CARMOL®40 CREAM. Among other things, the Company sought damages from DPT Lakewood for misappropriation of the Company's trade secrets. DPT Lakewood counterclaimed against the Company seeking a declaration of invalidity and non-infringement of the patents in question and making a claim for interference with contract and prospective economic advantage. On March 6, 2003, DPT Laboratories filed a lawsuit against the Company in the Northern District of Texas alleging defamation arising from the Company's press release announcing commencement of the litigation against DPT Lakewood. During January 2005, the Company ended all pending litigation involving DPT Lakewood and DPT Laboratories. During February 2005, the District Court for the Northern District of Texas ordered the dismissal of the case with prejudice based on the settlement previously reached by the parties concerning the Texas action and related New Jersey action, which was dismissed during June 2004.

Summers Laboratories Litigation

In December 2004, Summers Laboratories filed a trademark infringement action against the Company in the U.S. District Court for the Eastern District of Pennsylvania. Summers' principal claim was that the Company's sale of pharmaceutical products utilizing the KERALAC trademark was likely to cause confusion with Summers' sale of pharmaceutical products utilizing Summers' KERALYT trademark. At the time of the commencement of the infringement action, the Company and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALAC and KERALYT, respectively. Summers sought a permanent injunction to prevent the Company's continued use of the KERALAC mark and monetary damages in an unspecified amount. The Company, at that time, denied that the Company had infringed or otherwise caused any damage to Summers.

On October 6, 2005, the Company and Summers agreed to settle this case. In consideration for the Company's payment to Summers of $1,250,000, Summers agreed to dismiss the lawsuit with prejudice, withdraw or dismiss, with prejudice, its opposition to the Company's registration of its KERALAC trademark, consent to the federal registration of the

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Company's KERALAC mark, acknowledge the validity of the Company's federal registration of its KERALAC mark and consent to the Company's continued use of the KERALAC mark and the sale by the Company of pharmaceutical products utilizing the KERALAC mark. The Company accrued for the $1,250,000 lawsuit settlement in the Fourth Quarter 2004.

Contract Dispute

In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages.  During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of its own.  Discovery with respect to this dispute has not yet been scheduled by the Court. While the Company believes that it has meritorious defenses to the plaintiff's allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company has accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

Shareholder Lawsuits

The Company, along with certain of the Company's officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. Briefing for that motion was completed on September 7, 2005, and the parties are currently waiting for a decision from the District Court. Discovery in the federal securities class action is stayed and will not be scheduled until our motion to dismiss is adjudicated. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company's officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action litigation. Plaintiffs seek an unspecified amount of damages in addition to attorneys' fees. On the parties' agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. The Company disputes the allegations in the federal securities class action and state shareholder derivative litigation and intends to contest these actions vigorously. The Company expects to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of the Company's management's time and attention.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

SEC Inquiry

In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. The inquiry has resulted in, and will likely to continue to result in, a substantial diversion of the Company's management's time and attention and the incurrence of substantial costs.. In addition, the Company expects to incur further substantial costs associated with the SEC inquiry and it repercussions, regardless of the outcome of the inquiry, and the diversion of the Company's management's time and attention from normal business operations.

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

7. Defined Contribution 401(k) Plan

The Company has a defined contribution 401(k) plan whereby the Company matches employee contributions up to 25% of the employee's first 6% of contributions with shares of the Company's common stock. The Company's contributions for the 401(k) employee match was approximately $277,000, $73,000 and $49,000 incurred for the year ended December 31, 2004, 2003 and 2002, respectively.

8. Co-Promotion Agreement

On July 9, 2003, the Company entered into a Co-Promotion Agreement with Ventiv Health U.S. Sales LLC to co-promote ANAMANTLE® HC. Ventiv agreed to promote ANAMANTLE® HC to the obstetricians and gynecologists. During 2004 and 2003, the Company expensed $558,261 and $259,064 for these services. The Co-Promotion Agreement with Ventiv was terminated in February 2005.

During June 2005, the Company entered into a Co-Promotion Agreement with Mission Pharmacal, a privately-held pharmaceutical company specializing in Women's Health, to co-promote ANAMANTLE® HC to obstetricians and gynecologists.

9. International Distribution Agreement

On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, the Company acquired exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company is responsible for securing the necessary

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

approvals to market these products in these countries. The Company has agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company's net sales of these products, of which the Company has paid, as of December 31, 2004, approximately $2.6 million in distribution rights included in intangible assets and $120,000 in advanced royalties.

10. Authorized Generic Agreement

On December 13, 2005, the Company entered into a Licensing and Distribution Agreement with Par Pharmaceutical, Inc. ( "Par"). Under the Agreement, the Company has granted to Par and its affiliates an exclusive, royalty-bearing license to manufacture and distribute in the United States doxycycline monohydrate tablets and capsules (i.e., an authorized generic version of ADOXA®), in certain strengths and dosage forms, excluding 50mg and 100mg capsules.

Under this Agreement, Par has agreed to act as the Company's sole and exclusive distributor for the authorized generic product in the United States. Par may launch such combinations of the authorized generic product in strengths and dosage forms as the Company approves in advance. In addition, the Company may withhold its approval for Par to market or sell the authorized generic product in blister or unit-dose packaging. To date, the Company has only approved the launch of the authorized generic version of the 50mg and 100mg strengths of ADOXA® tablets in bottles. Under the terms of the Agreement, Par must pay to the Company 50% of Par's net profits under the Agreement.

The Agreement commenced on December 13, 2005 and continues, unless otherwise earlier terminated, for a period of ten (10) years from the date of Par's first commercial sale of the authorized generic product and will be automatically renewed for successive one-year periods unless a party otherwise notifies the other in writing at least ninety (90) days prior to the expiration of the initial, or any renewal, term. Either party has the right to terminate the Agreement if the other party commits a breach or default in the performance or observance of any of its material obligations under the Agreement and the breach or default continues for sixty (60) days after the breaching party is notified in writing of the breach or default. Either party may also terminate the Agreement in certain other instances described in the Agreement.

NOTE K - PURCHASE OF BIOGLAN PHARMACEUTICALS COMPANY

On August 10, 2004, the Company, through its wholly-owned subsidiary, BDY Acquisition Corp., acquired certain assets constituting the "Bioglan business" from Bioglan Pharmaceuticals Company, Quintiles Bermuda Ltd. and Quintiles Ireland Limited, each a subsidiary of Quintiles Transnational Corp. ( "Quintiles"). The purchase price of approximately $190 million, including acquisition costs, was paid in cash.

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

In connection with the acquisition, the Company hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced the Company's then existing credit facility. The Company funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, the Company replaced the bridge loan with the $125 million Old Facility, consisting of a $75 million term loan and a $50 million revolving line of credit. The Old Facility was replaced with the $110 million New Facility on November 14, 2005. For more information, see Note G.2.

The U.S. Food and Drug Administration ( "FDA") approved ADOXA® in 2001 as an Abbreviated New Drug Application ( "ANDA"). ADOXA® is not patent protected and is subject to possible generic competition. During December 2005, a generic competitor launched a generic version of ADOXA® 50mg and 100mg tablets in bottles. Under a Distribution Agreement with Par Pharmaceutical, the Company holds the distribution rights for ADOXA® in the United States and related territories. Under a royalty agreement with Par, the Company may use the ANDA owned by Par and must pay Par royalties through 2010 of 5% of sales for the 100mg and 50mg strengths and 7.5% for the 75mg strength. After

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

2010, the Company has the option to purchase the ANDA for $10. In addition, the Company has a manufacturing agreement with Par for ADOXA® through 2010.

The FDA approved SOLARAZE® Gel in October 2000, and the related U.S. patent expires in 2014. The Company has a license agreement with Jagotec AG for SOLARAZE® in the United States, Canada and Mexico. The Company also holds the New Drug Application ( "NDA") for the United States and the New Drug Submission for Canada. Under the terms of the license agreement, the Company currently pays royalties of 15% of sales to Jagotec AG. The Company also has a manufacturing agreement with Patheon for the production of SOLARAZE® Gel through February 2006.

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

The Bioglan acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, and accordingly, the results of Bioglan's operations are included in the Company's consolidated results from the date of purchase. The amounts are preliminary and are subject to adjustment:

Accounts receivable, net		$1,555,052

Inventories		6,052,877

Deferred tax asset, net		1,053,857

Prepaid expenses and other current assets		384,707

Property and equipment		642,614

Intangibles assets subject to amortization:
Patent (10 year useful life)	9,000,000
Core technology (20 year useful life)	42,000,000
Trademarks (20 year useful life)	106,000,000

Total intangible assets subject to amortization		157,000,000

Goodwill		26,640,756

Other assets		5,477

Total assets acquired		193,335,340

Current liabilities		(3,037,642)

Long-term debt, less current maturities		(31,166)

Total liabilities assumed		(3,068,808)

Net assets acquired		$190,266,532

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Assets, excluding intangible assets, and liabilities have been recorded at their net book value, which approximates their fair market value at the date of purchase.

The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identified intangible assets based upon an independent valuation analysis.

In accordance with SFAS No. 142, goodwill related to this purchase will not be amortized but will be subject to periodic impairment tests. To the extent the Company is required to pay additional amounts such as acquisition costs, the amount of goodwill that will be subject to periodic impairment assessments will increase. For tax purposes, the goodwill is tax deductible over 15 years. The intangible assets that do have definite lives are being amortized over estimated useful lives ranging from 10 to 20 years.

Under the terms of the purchase agreement entered by the Company in connection with the acquisition of Bioglan, the Company is able to receive credit on Bioglan product returns for a period of 12 months after the acquisition, sold by Bioglan prior to the Company's acquisition, in excess of Bioglan's product return reserve as of the closing date. The Company may be able to receive $1,235,988 if Quintiles, the selling company, agrees with the Company's calculation, of which there can be no assurance. The Company is accounting for this potential receivable as a gain contingency under SFAS 5, and, as a result, the potential gain has not been recorded.

The following unaudited pro forma data sets forth the combined consolidated results of operations for the year ended December 31, 2004 and December 31, 2003 as if the purchase had taken place on January 1, 2003. The pro forma data gives effect to actual operating results prior to the purchase, with adjustments for interest income, interest expense, intangible amortization expense, foreign currency gain or losses and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

	Twelve Months Ended December 31, (unaudited) (pro forma)
	2004	2003
Net sales	$134,911,830	$127,472,990

Net income	11,208,786	21,194,029

Basic net income per share	$0.72	$1.96

Diluted net income per share	$0.66	$1.69

The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

As stated in the Company's Form 8-K filed with the SEC on August 12, 2004, statements of income and cash flows for the Bioglan business for any period prior to March 22, 2002, the date on which the Bioglan business was acquired by Quintiles, were not available or able to be produced by Quintiles. Accordingly, the Company filed by amendment to the Form 8-K on October 22, 2004, audited balance sheets of the Bioglan business as of December 31, 2003 and 2002 and audited statements of operations, entity equity and cash flows for the periods from March 22, 2002 through December 31, 2002 and January 1, 2003 through December 31, 2003 in addition to the required June 30, 2003 and 2004 unaudited financial statements. Further, the Company filed audited financial statements of the Bioglan business for the period from

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

January 1, 2004 through the closing, which provided more current information than, but are not a substitute for, the omitted statements of income and cash flows for the pre-March 22, 2002 periods.

      Due to the significance of the acquisition of Bioglan, among other factors, the Company was unable to obtain a waiver from the SEC of the requirement to include Bioglan's pre-March 22, 2002 statements of income and cash flows in its Form 8-K filed with respect to the acquisition. However, the Company believes that those omitted financial statements would not be particularly meaningful to an understanding of the current and future operations of the Company and the Bioglan business because, among other reasons, it understands that the Bioglan business was part of an insolvent organization prior to its acquisition by Quintiles and not operated in the ordinary course of business during the period that would be covered by those financial statements. The Company intends to again seek a waiver from the SEC concerning the Company's omission of those financial statements, which is a requirement for the Company to have future registration statements for its securities declared effective by the SEC. However, the Company cannot assure whether or when that waiver may be granted. Until the Company is able to have registration statements for public offerings of its securities declared effective by the SEC, the Company would need to pursue additional borrowings or private placements of securities if it desires to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

NOTE M - NET INCOME PER SHARE

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income plus applicable after-tax interest expense and related offsets from convertible Notes by the weighted number of shares outstanding and dilutive common equivalent shares from stock options, warrants and convertible Notes. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding for the year ended 2004, 2003 and 2002 are as follows:
	2004	2003	2002
Basic Shares	15,670,000	10,820,000	10,470,000
Dilution:
Convertible Notes	1,850,000	950,000	-0-
Stock options and warrants	890,000	1,070,000	970,000
Diluted shares	18,410,000	12,840,000	11,440,000

Net income as reported	$7,954,314	$16,824,716	$7,634,475
After-tax interest expense and other from convertible Notes	1,024,340	447,160	-0-
Adjusted net income	$8,978,654	$17,271,876	$7,634,475

Net income per share Basic	$0.51	$1.55	$0.73
Diluted	$0.49	$1.35	$0.67

Options and warrants to purchase 222,000 shares of common stock at prices ranging from $23.18 to $27.12 per share were excluded from the above computation for the year ended 2004. Options and warrants to purchase 120,000 shares of common stock at prices ranging from $20.18 to $26.90 per share in 2003 and options and warrants to purchase 494,000 shares of common stock at prices ranging from $12.67 to $20.18 per share for the year ended 2002 were excluded from the above computation. These were excluded from the computation of diluted income per share because their exercise price was greater than the average market price of the Company's common stock and, therefore, the effect would be anti-dilutive.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

In connection with the closing of the $110 million New Facility on November 14, 2005, as discussed in more detail in Note G, the convertible Notes have been extinguished and are no longer convertible into shares of common stock, and there are now 1,850,000 fewer shares of our common stock reserved for and outstanding on a fully diluted basis. In addition, since the Notes have been extinguished, we no longer have an adjustment for after-tax interest expense and other of approximately $1,024,000 per year in determining earnings per share on a fully diluted basis.

NOTE N - BUSINESS SEGMENT INFORMATION

The Company's three reportable segments are Doak Dermatologics, Inc. (dermatology and podiatry), Bioglan Pharmaceuticals Corp. (dermatology) and Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other). Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics' products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Bioglan Pharmaceuticals' products are marketed, promoted and distributed primarily to physicians practicing in the field of dermatology; and Kenwood Therapeutics' products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology. On August 10, 2004 the Company, through its wholly-owned subsidiary Bioglan Pharmaceuticals Corp. (f/k/a BDY Acquisition Corp.), acquired certain assets constituting the "Bioglan business" from Bioglan Pharmaceuticals and certain of its affiliated companies. The Bioglan business is currently operated as a separate subsidiary but may, upon completion of the integration of the Bioglan business with the Company's other dermatology operations, be combined with Doak into one reportable segment.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the three segments are for years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net sales:
Doak Dermatologics, Inc.	$56,862,564	$56,617,119	$29,680,782
Bioglan Pharmaceuticals	16,023,787	-0-	-0-
Kenwood Therapeutics	23,807,636	18,062,132	9,988,191
	$96,693,987	$74,679,251	$39,668,973
Depreciation and amortization:
Doak Dermatologics, Inc.	$374,133	$261,520	$258,286
Bioglan Pharmaceuticals	3,374,034	-0-	-0-
Kenwood Therapeutics	1,066,928	945,596	881,245
	$4,815,095	$1,207,116	$1,139,531

Income before income tax:
Doak Dermatologics, Inc.	$14,743,404	$25,301,965	$10,449,839
Bioglan Pharmaceuticals	(1,346,212)	-0-	-0-
Kenwood Therapeutics	(335,878)	2,278,751	1,930,637
	$13,061,314	$27,580,716	$12,380,475
Income tax expense (benefit):
Doak Dermatologics, Inc.	$5,764,000	$9,867,000	$4,007,000
Bioglan Pharmaceuticals	(526,000)	-0-	-0-
Kenwood Therapeutics	(131,000)	889,000	739,000
	$5,107,000	$10,756,000	$4,746,000

Net income:
Doak Dermatologics, Inc.	$8,979,404	$15,434,965	$6,442,839
Bioglan Pharmaceuticals	(820,212)	-0-	-0-
Kenwood Therapeutics	(204,878)	1,389,751	1,191,637
	$7,954,314	$16,824,716	$7,634,476

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$55,088,301	$55,303,477	$28,253,878
Other countries	1,774,263	1,313,642	1,426,904
	$56,862,564	$56,617,119	$29,680,782
Bioglan Pharmaceuticals
United States	$15,783,686	$-0-	$-0-
Other countries	240,101	-0-	-0-
	$16,023,787	$-0-	$-0-
Kenwood Therapeutics
United States	$23,533,501	$17,947,063	$9,771,068
Other countries	274,135	115,069	217,123
	$23,807,636	$18,062,132	$9,988,191
Net sales by category:
Dermatology and Podiatry	$72,886,351	$56,617,119	$29,680,782
Gastrointestinal	17,675,446	8,764,560	3,156,909
Respiratory	4,336,983	6,397,820	4,552,057
Nutritional	1,477,229	2,553,659	2,017,986
Other	317,978	346,093	261,239
	$96,693,987	$74,679,251	$39,668,973

The basis of accounting that is used by the Company to record business segments' sales have been recorded and allocated by each business segment's identifiable products. The basis of accounting that is used by the Company to allocate expenses that relate to the segments is based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on each segment's proportionate share of net sales.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The table below lists the quarterly financial information for fiscal 2004 and 2003. All figures in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	Quarter Ended 2004				Quarter Ended 2003
	March	June	Sept.	Dec.	March	June	Sept.	Dec.
Net sales	$25,067	$22,955	$27,453	$21,219	$14,916	$16,350	$19,983	$23,431
Cost of sales	2,154	2,001	2,433	6,752	1,295	1,414	1,608	2,217
Gross profit	22,913	20,954	25,020	14,467	13,621	14,936	18,375	21,214

Selling, general and administrative	12,496	13,442	17,037	20,386	8,733	9,090	9,683	12,051
Depreciation and amortization	332	311	1,618	2,555	283	305	309	311
Interest expense	510	536	1,691	1,592	7	103	439	499
Interest income	(739)	(797)	(368)	(275)	(113)	(99)	(283)	(441)
Losses (gains) on short-term investments	(31)	-	(4)	-	-	-	(64)	(248)
	12,568	13,492	19,974	24,258	8,910	9,399	10,084	12,172

Income (loss) before income tax expense (benefit)	10,345	7,462	5,046	(9,791)	4,711	5,537	8,291	9,042
Income tax expense (benefit)	4,097	2,954	1,998	(3,942)	1,837	2,160	3,233	3,526

Net income (loss)	6,248	4,508	3,048	(5,849)	2,874	3,377	5,058	5,516

Basic net income (loss) per common share	$0.40	$0.29	$0.19	$(0.37)	$0.27	$0.32	$0.47	$0.48
Diluted net income (loss) per common share	$0.35	$0.26	$0.18	$(0.37)	$0.25	$0.29	$0.39	$0.40

Number of shares- basic	15,510	15,620	15,690	15,850	10,520	10,600	10,680	11,460
Number of shares- diluted	18,370	18,420	18,410	15,850	11,460	11,860	13,550	14,490

Fourth Quarter 2004 Adjustments (unaudited)

The Company recorded in the Fourth Quarter 2004, as discussed in Note A.7, an increase in the Company's return reserve as a result of a change in estimate. In summary, the change in estimate was a result of the execution of DSAs with two of the Company's major wholesale customers in 2005 (but effective as of 2004), the Company's obtaining customer inventory data from its four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in these customers' market dynamics becoming evident during 2005, the Company having subsequent return visibility relating to 2004 and prior during 2005, and the Company having increased generic competition occurring in the Fourth Quarter 2004 and 2005. The increase in the Company's reserves against sales during the Fourth Quarter 2004 resulted in a Fourth Quarter adjustment of $17,926,084, which decreased net sales by $17,926,084, net income by $10,916,985, basic net income per share of $0.70 and diluted net income per share of $0.59.

In addition, the Company recorded in the Fourth Quarter 2004, as discussed in Note J.6, an accrual of $1,750,000 for legal settlements and a reduction in the rebate liability of $1,154,438 due to the receipt of a written affirmation of a lower rebate owed from our customer.

The aggregate of the Fourth Quarter adjustments, noted above, decreased net income by $11,279,682, basic net income per share of $0.72 and diluted net income per share of $0.61.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004 (unaudited)

The restatement of the previously issued financial statements for the quarter ended September 30, 2004 was a result of a transaction previously recorded as a sale not meeting the criteria for being a sale. The transaction consisted of a sale of approximately $1 million of Deconamine® Syrup shipped and paid for in the Third Quarter 2004. The previously recorded sale was modified after the customer expressed its intentions to return the product in that the Company would accept all unsold product as of February 1, 2005, with credit granted against other trade amounts owed by the customer. As a result of the non-recognition of the transaction as a sale, the Company's consolidated statement of income for the third quarter of 2004 was adjusted and restated to reduce net sales by $1,043,907 to $27,452,698, net income by $613,594 to $3,047,789, and diluted net income per common share by $0.03 to $0.18 and the Company's consolidated balance sheet as of September 30, 2004 was adjusted and restated to record $1,043,907 of deferred revenue.

The Company subsequently restated the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which the Company is filing as an amended Quarterly Report on Form 10-Q/A contemporaneously with this Annual Report on Form 10-K. All amounts referenced in this Annual Report reflect the relevant amounts on a restated basis. The originally issued financial statements for the quarter and nine months ended September 30, 2004 should no longer be relied upon.

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

       The table below sets forth the effects of each of the adjustments for the three months ended September 30, 2004:

	As Originally		As
	Reported	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)

Net sales	$28,496,605	$(1,043,907)	$27,452,698
Cost of sales	2,460,223	(27,313)	2,432,910

	26,036,382	(1,016,594)	25,019,788

Selling, general and administrative expenses	17,037,808	-	17,037,808
Depreciation and amortization	1,617,615	-	1,617,615
Gain on investment	(3,952)	-	(3,952)
Interest income	(368,135)	-	(368,135)
Interest expense	1,690,663	-	1,690,663

	19,973,999	-	19,973,999

Income before income taxes	6,062,383	(1,016,594)	5,045,789
Income tax expense	2,401,000	(403,000)	1,998,000

Net income	$3,661,383	$(613,594)	$3,047,789

Basic income per common share	$0.23	$(0.04)	$0.19

Diluted income per common share	$0.21	$(0.03)	$0.18

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

      The table below sets forth the effects of each of the adjustments for the nine months ended September 30, 2004:

	As Originally		As
	Reported	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)

Net sales	$76,518,627	$(1,043,907)	$75,474,720
Cost of sales	6,615,705	(27,313)	6,588,392

	69,902,922	(1,016,594)	68,886,328

Selling, general and administrative expenses	42,976,542	-	42,976,542
Depreciation and amortization	2,260,094	-	2,260,094
Gain on investment	(35,328)	-	(35,328)
Interest income	(1,903,896)	-	(1,903,896)
Interest expense	2,736,406	-	2,736,406

	46,033,818	-	46,033,818

Income before income taxes	23,869,104	(1,016,594)	22,852,510
Income tax expense	9,452,000	(403,000)	9,049,000

Net income	$14,417,104	$(613,594)	$13,803,510

Basic income per common share	$0.92	$(0.04)	$0.88

Diluted income per common share	$0.82	$(0.03)	$0.79

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Restated Balance Sheet Amounts

      The table below sets forth the effects of each of the adjustments on the balance sheet as of September 30, 2004:

	As Originally
	Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$42,865,701	$-	42,865,701
Short-term investments	27,418,651	-	27,418,651
Accounts receivable, net	7,299,736	-	7,299,736
Inventories, net	9,564,287	27,313	9,591,600
Deferred tax assets	4,215,557	403,000	4,618,557
Prepaid income taxes	1,913,759	-	1,913,759
Prepaid expenses and other	3,290,388	-	3,290,388

Total current assets	96,568,079	430,313	96,998,392

Property and equipment, net	1,677,456	-	1,677,456
Intangible assets, net	163,052,370	-	163,052,370
Goodwill	26,296,719	-	26,296,719
Deferred tax assets	1,900,046	-	1,900,046
Deferred financing costs	5,616,941	-	5,616,941
Other assets	11,706	-	11,706

Total assets	$295,123,317	$430,313	$$295,553,630

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

	As Originally
	Reported	Adjustments	As Restated
	(unaudied)	(uaudited)	(unaudited)

Liabilities
Current liabilities:
Current maturities of long-term debt	$15,105,774	$-	$15,105,774
Accounts payable	4,427,756	-	4,427,756
Accrued expenses	9,977,078	1,043,907	11,020,985

Total current liabilities	29,510,608	1,043,907	30,554,515

Long-term debt, less current maturities	60,060,056	-	60,060,056
Convertible senior subordinated notes due 2013	37,000,000	-	37,000,000

Stockholders' Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	--	-	--
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 16,097,297 and 15,752,287 at September 30, 2004 and at December 31, 2003, respectively	160,973	-	160,973
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at September 30, 2004 and at December 31, 2003	4,298	-	4,298
Additional paid-in capital	131,301,301	-	131,301,301
Retained earnings	39,810,882	(613,594)	39,197,288
Accumulated other comprehensive loss	(47,562)	-	(47,562)
Treasury stock, 845,658 and 831,286 shares at cost at September 30, 2004 and at December 31, 2003, respectively	(2,677,239)	-	(2,677,239)

Total stockholders' equity	168,552,653	(613,594)	167,939,059

Total liabilities and stockholders' equity	$295,123,317	$430,313	$295,553,630

Bradley Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Restated Cash Flow Amounts

The table below sets forth the effects of each of the adjustments for the nine months ended September 30, 2004:

	As Originally
	Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$14,417,104	$(613,594)	$13,803,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260,094	-	2,260,094
Amortization of deferred financing costs	350,617	-	350,617
Deferred income taxes	216,900	(403,000)	(186,100)
Gains on short-term investments	(35,328)	-	(35,328)
Tax benefit due to exercise of non-qualified options and warrants	361,653	-	361,653
Noncash compensation for services	125,036	-	125,036
Changes in operating assets and liabilities:
Accounts receivable	(5,314,548)	-	(5,314,548)
Inventories	(1,117,720)	(27,313)	(1,145,033)
Prepaid expenses and other	(1,258,167)	-	(1,258,167)
Accounts payable	(579,658)	-	(579,658)
Accrued expenses	1,473,898	1,043,907	2,517,805
Income taxes payable & prepaid	(2,619,067)	-	(2,619,067)

Net cash provided by operating activities	8,280,814	-	8,280,814
Cash flows from investing activities:
Sale (purchase) of short-term investments- net	10,600,832	-	10,600,832
Purchase of international distribution rights	(2,600,000)	-	(2,600,000)
Purchase of Bioglan Pharmaceuticals net assets	(189,760,615)	-	(189,760,615)
Purchases of property and equipment	(556,338)	-	(556,338)

Net cash used in investing activities	(182,316,121)	-	(182,316,121)
Cash flows from financing activities:
Payment of notes payable	(23,511)	-	(23,511)
Proceeds from sale of 4% convertible senior subordinated notes	—	-	—
Payment of deferred financing costs associated with the sale of 4% convertible senior subordinated notes	—	-	—
Proceeds from term note	75,000,000	-	75,000,000
Proceeds from bridge loan	50,000,000	-	50,000,000
Payment of bridge loan	(50,000,000)	-	(50,000,000)
Payment of deferred financing costs associated with term note and loan	(3,347,397)	-	(3,347,397)
Proceeds from exercise of stock options and warrants	1,133,412	-	1,133,412
Payment of registration costs	(76,963)	-	(76,963)
Purchase of treasury shares	(418,077)	-	(418,077)
Distribution of treasury shares	145,336	-	145,336

Net cash provided by financing activities	72,412,800	-	72,412,800

Net (decrease) increase in cash and cash equivalents	(101,622,507)	-	(101,622,507)
Cash and cash equivalents at beginning of period	144,488,208	-	144,488,208

Cash and cash equivalents at end of period	$42,865,701	$-	$42,865,701

SCHEDULE II

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(IN THOUSANDS)

Classification		Balance Beginning of Year	Charged to Costs and Expenses	Additions (Deductions)	Balance End of Year
2002	Allowance for doubtful accounts(1)	240	-	(44)	196
	Allowance for chargebacks and discounts(1)	1,620	6,061	(6,193)	1,488
	Allowance for rebates(2)	970	1,821	(421)	2,370
	Allowance for returns(2)	334	1,670	(1,640)	364

2003	Allowance for doubtful accounts(1)	196	24	70	290
	Allowance for chargebacks and discounts(1)	1,488	6,268	(6,415)	1,341
	Allowance for rebates(2)	2,370	3,884	(2,165)	4,089
	Allowance for returns(2)	364	2,296	(1,734)	926

2004	Allowance for doubtful accounts(1)(3)	290	474	-	764
	Allowance for chargebacks and discounts(1)(3)	1,341	6,095	(6,613)	823
	Allowance for rebates(2)(3)	4,089	5,669	(6,760)	2,998
	Allowance for returns(2)(3)	926	23,320	(171)	24,075

(1)	Shown as a reduction of accounts receivable
(2)	Included in accrued expenses
(3)	Included in the Additions/(Deductions) are the acquired Bioglan liabilities at August 10, 2004 of the following:
(i)	Allowance for doubtful accounts of 74,000
(ii)	Allowance for chargebacks and discounts of $183,000
(iii)	Allowance for rebates of $33,000
(iv)	Allowance for returns of $2,181,000

S-1