Form 10-K/A
period 2004-12-31
BRADLEY PHARMACEUTICALS INC
filed 2006-02-02
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

Commission File Number 1-31680

BRADLEY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-2581418 (I.R.S. Employer Identification Number)

383 Route 46 W., Fairfield, NJ (Address of principal executive offices)	07004 (Zip Code)

Registrant’s telephone number including area code: 973-882-1505

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $.01 Par Value Per Share	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

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

TABLE OF CONTENTS

Page Numbers
EXPLANATORY NOTE	3
PART IV
ITEM 15: Exhibits	4
SIGNATURES	5

2

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K of Bradley Pharmaceuticals, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on January 27, 2006 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct a typographical error in Exhibit 23.1 (the consent of Grant Thornton LLP, dated January 27, 2006) of the Original Filing.

        Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

        Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been re-executed and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto.

3

PART IV

ITEM 15: EXHIBITS

        (a) Exhibits

Exhibit Number	Description of Documents

23.1	Consent of Grant Thornton LLP

31.3	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 1, 2006	BRADLEY PHARMACEUTICALS, INC.

By:	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

5