Form 10-Q
period 2005-03-31
BRADLEY PHARMACEUTICALS INC
filed 2006-03-03
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $.01 par value	16,820,084
Class B Common Stock, $.01 par value	429,752

BRADLEY PHARMACEUTICALS, INC.

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	3
Consolidated Statements of Income (unaudited) for the Three Months Ended
March 31, 2005 and 2004	5
Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
March 31, 2005 and 2004	6
Notes to the Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	31
Item 3. Quantitative and Qualitative Disclosures Concerning Market Risks	53
Item 4. Controls and Procedures	55
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 6. Exhibits	60
SIGNATURES	61

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004 (a)
Assets
Current assets:
Cash and cash equivalents	$ 65,339,405	$ 52,911,543
Short-term investments	15,347,471	23,419,711
Accounts receivable, net	11,839,682	14,168,480
Inventories, net	9,662,477	9,032,256
Deferred tax assets	11,940,280	12,663,542
Prepaid expenses and other	3,935,392	3,489,025
Prepaid income taxes	2,174,542	2,012,706

Total current assets	120,239,249	117,697,263

Property and equipment, net	1,998,878	1,681,112
Intangible assets, net	158,371,327	160,711,414
Goodwill	26,970,828	26,930,953
Deferred tax assets	700,108	1,272,010
Deferred financing costs	5,164,574	5,399,670
Other assets	16,229	6,229

Total assets	$313,461,193	$313,698,651

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 36,596,421	$ 38,355,949
4% convertible senior subordinated notes due 2013	37,000,000	37,000,000
Accounts payable	7,411,322	5,949,234
Accrued expenses	35,634,795	35,576,946

Total current liabilities	116,642,538	116,882,129

Long-term debt, less current maturities	31,039,048	33,052,630

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized;
2,000,000; no shares issue	—	—
Common stock, $0.01 par value; shares authorized:
26,400,000; issued and outstanding: 16,407,367 at March
31, 2005 and at December 31, 2004	164,073	164,073
Class B common stock, $0.01 par value; shares authorized:
900,000; issued and outstanding: 429,752 at March 31,
2005 and at December 31, 2004	4,298	4,298
Additional paid-in capital	133,440,952	133,413,314
Retained earnings	35,502,045	33,348,092
Unrealized loss on available-for-sale securities	(40,581)	(78,260)
Treasury stock, 877,058 and 865,812 shares at cost at
March 31, 2005 and at December 31, 2004, respectively	(3,291,180)	(3,087,625)

Total stockholders’ equity	165,779,607	163,763,892

Total liabilities and stockholders’ equity	$ 313,461,193	$313,698,651

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$ 33,202,801	$ 25,067,154
Cost of sales	5,041,400	2,154,313

	28,161,401	22,912,841

Selling, general and administrative	20,878,396	12,497,073
Depreciation and amortization	2,472,074	331,601
Loss (gain) on investment	2,434	(31,376)
Interest expense	1,648,815	509,623
Interest income	(377,271)	(738,962)

	24,624,448	12,567,959

Income before income tax expense	3,536,953	10,344,882
Income tax expense	1,383,000	4,097,000

Net income	$ 2,153,953	$ 6,247,882

Basic net income per common share	$ 0.13	$ 0.40

Diluted net income per common share	$ 0.13	$ 0.35

Shares used in computing basic net income per common share	15,960,000	15,510,000

Shares used in computing diluted net income per common share	18,180,000	18,370,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$ 2,153,953	$ 6,247,882
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,472,074	331,601
Amortization of deferred financing costs	235,096	85,083
Deferred income taxes	1,295,164	8,501
Increase in allowance for doubtful accounts	137,210	19,749
Increase in return reserve	1,508,449	82,584
Increase (decrease) in inventory valuation reserve	331,866	(13,247)
Increase in rebate reserve	524,246	532,095
Loss (Gain) on short-term investments	2,434	(31,376)
Tax benefit due to exercise of non-qualified options and
warrants	—	237,157
Noncash compensation for services	—	125,036
Changes in operating assets and liabilities:
Accounts receivable	2,191,588	(1,778,145)
Inventories	(962,087)	(513,560)
Prepaid expenses and other	(456,367)	(1,518,003)
Accounts payable	1,462,088	(991,455)
Accrued expenses	(1,974,846)	(1,886,690)
Prepaid income taxes	(161,836)	3,045,746

Net cash provided by operating activities	8,759,032	3,982,958
Cash flows from investing activities:
Sales (purchases) of short-term investments- net	8,107,485	(32,186,245)
Escrow payments	—	(2,600,000)
Acquisition costs	(39,875)	—
Purchases of property and equipment	(449,753)	(356,315)

Net cash provided by (used in) investing activities	7,617,857	(35,142,560)
Cash flows from financing activities:
Payment of notes payable	(23,110)	(7,709)
Payment of term note	(3,750,000)	—
Proceeds from exercise of stock options and warrants	—	438,764
Payment of registration costs	—	(76,963)
Purchase of treasury shares	(208,805)	—
Distribution of treasury shares	32,888	88,059

Net cash (used in) provided by financing activities	(3,949,027)	442,151

Net increase (decrease) in cash and cash equivalents	12,427,862	(30,717,451)
Cash and cash equivalents at beginning of period	52,911,543	144,488,208

Cash and cash equivalents at end of period	$ 65,339,405	$ 113,770,757

(Continued)

6

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,208,000	$ 2,000

Income taxes	$ 275,000	$803,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — Basis of Presentation

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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of March 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004.

        The accounting policies followed by the Company are set forth in Note A of the Company’s consolidated financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

        The results reported for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B — Stock Based Compensation

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note I.2 of the Company’s Form 10-K for the year ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note K.

Three Months Ended
	March 31, 2005	March 31, 2004
Net income, as reported	$ 2,153,953	$ 6,247,882
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(325,633)	(481,834)

Pro forma net income for basic computation	$ 1,828,320	$ 5,766,048

Net income, as reported	$ 2,153,953	$ 6,247,882
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(325,633)	(481,834)
Add: After-tax interest expense and other from 4%
convertible senior subordinated notes due 2013	253,979	209,308

Pro forma net income for diluted computation	$ 2,082,299	$ 5,975,356

Net income per share:
Basic- as reported	$ 0.13	$ 0.40

Basic- pro forma	$ 0.11	$ 0.37

Diluted- as reported	$ 0.13	$ 0.35

Diluted- pro forma	$ 0.11	$ 0.33

NOTE C — Net Income Per Common Share

        Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income adjusted for applicable after-tax interest expense and related offsets from convertible notes by the weighted number of shares outstanding adjusted for dilutive common equivalent shares from stock options, warrants and convertible notes. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Basic shares	15,960,000	15,510,000
Dilution:
Stock options and warrants	370,000	1,010,000
Convertible notes	1,850,000	1,850,000

Diluted shares	18,180,000	18,370,000

Net income, as reported	$ 2,153,953	$ 6,247,882
After-tax interest expense and other from convertible notes	253,979	209,308

Adjusted net income	$ 2,407,932	$ 6,457,190

Basic income per share	$ 0.13	$ 0.40

Diluted income per share	$ 0.13	$ 0.35

        In addition to the stock options and warrants included in the above computation, options to purchase 677,085 shares and 135,000 shares of common stock at prices ranging from $12.86 to $27.12 and $24.30 to $26.68 per share were outstanding for purposes of calculating per share amounts for the three months ended March 31, 2005 and 2004, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock for the period and, therefore, their effect would be anti-dilutive.

        In connection with the closing of the $110 million credit facility on November 14, 2005, as discussed in more detail in Note O, the convertible notes have been extinguished and during the Fourth Quarter 2005 are no longer convertible into shares of common stock, and there are, starting in the Fourth Quarter 2005, 1,850,000 fewer shares of common stock reserved for and outstanding on a fully diluted basis. In addition, since the convertible notes have been extinguished, the Company no longer has an adjustment for after-tax interest expense and other of approximately $254,000 per quarter in determining earnings per share on a fully diluted basis.

Note D — Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Comprehensive income:
Net income	$2,153,953	$ 6,247,882
Other comprehensive income (loss):
Net unrealized income (loss) on available for sale
securities	37,679	(3,576)

Comprehensive income	$2,191,632	$ 6,244,306

Note E — Business Segment Information

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

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the three segments is for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales:
Doak Dermatologics, Inc.	$ 10,768,925	$17,501,403
Bioglan Pharmaceuticals	16,704,561	—
Kenwood Therapeutics	5,729,315	7,565,751

	$ 33,202,801	$25,067,154

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 131,928	$ 66,535
Bioglan Pharmaceuticals	2,033,390	—
Kenwood Therapeutics	306,756	265,066

	$ 2,472,074	$ 331,601

Income (loss) before income tax (benefit):
Doak Dermatologics, Inc.	$ (1,336,371)	$ 7,866,657
Bioglan Pharmaceuticals	5,332,940	—
Kenwood Therapeutics	(459,616)	2,478,225

	$ 3,536,953	$10,344,882

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ (523,000)	$ 3,116,000
Bioglan Pharmaceuticals	2,086,000	—
Kenwood Therapeutics	(180,000)	981,000

	$ 1,383,000	$ 4,097,000

Net income (loss):
Doak Dermatologics, Inc.	$ (813,371)	$ 4,750,657
Bioglan Pharmaceuticals	3,246,940	—
Kenwood Therapeutics	(279,616)	1,497,225

	$ 2,153,953	$ 6,247,882

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$ 9,933,340	$17,222,614
Other countries	835,585	278,789

	$10,768,925	$17,501,403

Bioglan Pharmaceuticals
United States	$ 16,580,135	$ —
Other countries	$ 124,426	$ —

	$ 16,704,561	$ —

Kenwood Therapeutics
United States	$ 5,620,771	$ 7,532,773
Other countries	108,544	32,978

	$ 5,729,315	$ 7,565,751

Net sales by category:
Dermatology and podiatry	$ 27,473,486	$ 17,501,403
Gastrointestinal	4,047,040	4,898,901
Respiratory	1,048,092	2,039,869
Nutritional	573,841	545,895
Other	60,342	81,086

	$33,202,801	$25,067,154

        The basis of accounting that is used by the Company to record business segments’ sales has been recorded and allocated by each business segment’s identifiable products. The basis of accounting that is used by the Company to allocate expenses that relate to all segments is based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on the segment’s proportionate share of net sales.

Note F — Short-term Investments

        The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs and delivers an appropriate yield, based upon the Company’s investment guidelines and market conditions.

        The Company invests primarily in money market funds, short-term commercial paper, short-term municipal bonds, treasury bills and treasury notes. The Company’s policy is to invest primarily in high-grade investments.

        The following is a summary of available-for-sale securities at March 31, 2005:

	Cost	Gross Unrealized Loss	Gross Fair Value
Municipal bonds	$15,388,052	$40,581	$15,347,471

Total available-for-sale securities	$15,388,052	$40,581	$15,347,471

        During the three months ended March 31, 2005, the Company had gross realized loss on investment of $2,434. During the three months ended March 31, 2004, the Company had gross realized gain on investment of $31,376. The net adjustment to unrealized loss during the three months ended March 31, 2005 on available-for-sale securities included in stockholders’ equity totaled a gain of $37,679 and the net adjustment to unrealized loss during three months ended March 31, 2004 on available-for-sale securities included in stockholders’ equity totaled a loss of $3,576. The Company views its available-for-sale securities as available for current operations.

        The Company had no held-to-maturity investments at March 31, 2005.

Note G — Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 85% of gross trade accounts receivable at March 31, 2005. On March 31, 2005, Cardinal Health, Inc. owed 51% of gross trade accounts receivable to the Company, McKesson Corporation owed 29% of gross trade accounts receivable to the Company and AmerisourceBergen Corporation owed 5% of gross trade accounts receivable to the Company.

        In addition, the Company’s four largest customers accounted for 84% and 87% of the gross sales for the three months ended March 31, 2005 and 2004, respectively. The following table presents a summary of sales to these customers, who are wholesalers, during the three months ended March 31, 2005 and 2004 as a percentage of the Company’s total gross sales:

Customer*	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
AmerisourceBergen Corporation	16%	18%
Cardinal Health, Inc.	39%	28%
McKesson Corporation	26%	27%
Quality King, Inc.	3%	14%

Total	84%	87%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the three months ended March 31, 2005 and 2004.

        Accounts receivable balances at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Accounts receivable:
Trade	$13,485,527	$15,750,828
Other	4,709	4,762
Less allowances:
Chargebacks	449,396	478,451
Discounts	300,135	344,846
Doubtful accounts	901,023	763,813

Accounts receivable, net of allowances	$11,839,682	$14,168,480

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

        Inventory balances at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Finished goods	$ 9,505,382	$ 8,420,499
Raw materials	1,785,739	1,908,535
Valuation reserve	(1,628,644)	(1,296,778)

Inventories, net	$ 9,662,477	$ 9,032,256

Note I — Accrued Expenses

        Accrued expenses balances at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Employee compensation	$ 1,485,747	$ 3,220,605
Rebate payable	59,358	44,775
Rebate liability	3,477,869	2,953,623
Deferred revenue	912,857	1,043,907
Return reserve	25,582,960	24,074,511
Legal settlement reserve	1,750,000	1,750,000
Other	2,366,004	2,489,525

Accrued expenses	$35,634,795	$35,576,946

        The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company. Deferred revenue represents the Company’s transaction for DECONAMINE® SYRUP discussed in Note Q. Legal settlement reserve represents the Company’s estimate for potential legal settlements discussed in Note N.3.

        The Company records an estimate for returns at the time of sale. The Company’s return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. The Company is required to estimate the level of sales, which will ultimately be returned pursuant to the Company’s return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company’s gross revenue to determine our net revenues. The Company’s estimates take into consideration historical returns and information obtained regarding the levels of inventory being held by the Company’s customers, as well as overall purchasing patterns by its customers. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience, including as a result of the execution of Inventory Management or Distribution Service Agreements (“DSAs”) in 2005 (but effective as of 2004), the Company’s obtaining customer inventory data from the Company’s four largest customers, a change in these customers’ market dynamics becoming evident during 2005, the Company’s having subsequent return visibility relating to March 31, 2005 and prior during 2005 and year-to-date 2006, and the Company’s having increased generic competition. If the Company over or under estimates the level of sales, which will ultimately be returned, there may be a material impact to the Company’s financial statements.

Note J — Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On March 31, 2005 and December 31, 2004, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

        The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $1.6 million.

Note K — Incentive and Non-Qualified Stock Option Plan

        During the three months ended March 31, 2005, the Company had no option or warrant grants to employees, directors or others, canceled 6,250 options with exercise prices ranging from $13.88 to $14.39, and no exercised options or warrants.

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

        The Company applies the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions for grants during the quarter ended March 31, 2004: no dividend yield; expected volatility of 60%; risk-free interest rate of 5%; and expected life after vesting of four years for directors and officers and two years for others.

Note L — Related Party Transactions

Transactions With Shareholders and Officers

        The Company leases approximately 33,000 square feet of office and warehouse space, respectively, at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $103,568 and $115,054 for the three months ended March 31, 2005 and 2004, respectively.

Transactions With an Affiliated Company

        During the three months ended March 31, 2004, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) (“Medimetrik”), an affiliate, in the amount of $17,392. Daniel Glassman and his spouse, Iris Glassman, are majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to the Company in June 2004 after it was sold to an unrelated third party.

Note M — Recent Accounting Pronouncements

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

Note N — Commitments & Contingencies

1. Leases

        On August 10, 2004, the Company acquired certain assets and assumed certain liabilities of Bioglan Pharmaceuticals Company and certain subsidiaries, accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Included in the acquisition was a Bioglan lease for facilities in Malvern, Pennsylvania, which had a term through December 31, 2006. This lease was assigned to Bradley with the consent of the landlord. At the time of acquisition, the Company’s plan was to maintain the Malvern facilities until November 1, 2004.

        The Company’s plan was to sub-lease the Malvern facilities after November 1, 2004, and expected that future sub-lease rentals would substantially offset lease costs under the existing Bioglan agreement, and no liability was recognized. On July 15, 2005, after unsuccessful attempts to secure a sub-tenant, the Company entered into a lease termination agreement with the landlord. This agreement includes payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment. The termination payment of $507,479 will be recorded as an acquisition cost to goodwill during the Third Quarter 2005.

2. Distribution Service Agreements (DSAs)

        In 2005 (but effective as of 2004), the Company entered into DSAs with its two largest wholesale customers. In exchange for a set fee, the wholesalers agreed to provide the Company with certain information regarding product stocking and out-movement, to maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services. Entering into the DSAs contributed to increased returns and decreased gross sales.

3. Legal Proceedings

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

Summers Laboratories Litigation

        In December 2004, Summers Laboratories filed a trademark infringement action against the Company in the U.S. District Court for the Eastern District of Pennsylvania. Summers’ principal claim was that the Company sale of pharmaceutical products utilizing the KERALAC trademark was likely to cause confusion with Summers’ sale of pharmaceutical products utilizing Summers’KERALYT trademark. At the time of the commencement of the infringement action, the Company and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALAC and KERALYT, respectively. Summers sought a permanent injunction to prevent the Company’s continued use of the KERALAC mark and monetary damages in an unspecified amount. The Company, at that time, denied that the Company had infringed or otherwise caused any damage to Summers.

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

Shareholder Lawsuits

        The Company, along with certain of the Company’s officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures made that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed their initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. Briefing for that motion was completed on September 7, 2005, and the parties are currently waiting for a decision from the District Court. Discovery in the federal securities class action is stayed and will not be scheduled until the Company’s motion to dismiss is adjudicated. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action litigation. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. The Company disputes the allegations in the federal securities class action and state shareholder derivative litigation and intends to contest these actions vigorously.

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

4. Co-Promotion Agreement

        During June 2005, the Company entered into a Co-Promotion Agreement with Mission Pharmacal, a privately-held pharmaceutical company specializing in Women’s Health, to co-promote ANAMANTLE® HC to obstetricians and gynecologists. During February 2006, the Company and Mission agreed to terminate the Co-Promotion Agreement.

5. Collaboration and License Agreement

        On January 30, 2006, the Company entered into a Collaboration and License Agreement with MediGene AG. Under the Agreement, MediGene has granted to the Company the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for the Company’s use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to the Company’s agreement with MediGene, for the treatment of dermatological diseases in humans, including but not limited to external genital warts, perianal warts and actinic keratosis. MediGene has also granted to the Company the non-exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property to manufacture those products outside of the United States.

        Additionally, under the Agreement, the Company agreed to purchase exclusively from MediGene the active product ingredient, a mixture of green tea catechins, required for the Company’s commercialization of the products in the United States and have agreed to certain minimum purchase amounts. Under the Agreement, the Company and MediGene will pursue the EGW Indication (as defined below), for which MediGene is obligated to pay all further development and registration costs. The Agreement further provides that the parties may engage in development and registration activities relating to products covered by the Agreement for indications other than the EGW Indication or new development which would extend the scope of the EGW Indication. If the parties mutually decide to pursue these other registration and development activities, the Company and MediGene will share the costs of such development and registration activities in varying percentages, depending on the indication sought and other circumstances. MediGene retains the rights to data generated under such activities for use outside the United States. Under the Agreement, if certain criteria are not met at various points along the development timeline for particular products, or if certain products being developed cease to have economic viability, each party has the right to cease its participation in and funding of the development and registration activities relating to that particular product.

        In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. Additionally, if a product having an external genital wart and perianal wart indication to be applied three times per day (the “EGW Indication”) receives final regulatory approval, the Company will pay MediGene a milestone payment which, when added to the $5,000,000 already paid, will bring the aggregate milestones payable with respect to the EGW Indication to the high teens in millions. The Agreement also contemplates additional milestone payments which, when added to the milestones payable with respect to the EGW Indication, could aggregate to a maximum of approximately $69,000,000. These milestones are dependent upon specific achievements in the product development and regulatory approval process of products under the Agreement for indications other than the EGW Indication (which could aggregate to a maximum of approximately $19,000,000 in milestones) and also based upon the

Company’s net sales of all products under the Agreement, including sales relating to the EGW Indication (which could aggregate to a maximum of approximately $31,000,000 in milestones). In addition to these payments, the Company will also pay MediGene, with respect to each product, a product royalty based on a percentage (in the mid-teens) of net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. Thereafter, MediGene is entitled to a trademark royalty based on a percentage (in the low single digits) of net sales.

        The Agreement commenced on January 30, 2006 and, unless earlier terminated, expires on the last day of the Royalty Term (as defined in the Agreement) of the product whose Royalty Term is the last-to-expire of all products developed and marketed under the Agreement. Either party may terminate the Agreement in its entirety by notice in writing to the other party upon or after any material breach of the Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given by the non-breaching party to the breaching party; however, if any breach relates solely to one or more products, then the non-breaching party may terminate the Agreement only to the extent it applies to such product or products, with certain exceptions. Either party may also terminate the Agreement in certain other instances described in the Agreement.

Note O — Credit Facility and Senior Subordinated Convertible Notes

        During September 2004, the Company entered into a $125 million credit facility (the “Old Facility”) with a syndicate of banks led by Wachovia Bank, National Association (“Wachovia Bank”). The Old Facility was comprised of a $75 million term loan and a $50 million revolving line of credit. The Old Facility would have expired and become due upon the earlier to occur of (i) September 28, 2009; and (ii) May 15, 2008 if, after giving effect to a redemption of the Company’s outstanding $37 million of convertible senior 4% subordinated notes due 2013 (the “Notes”) that could have been compelled by the Noteholders on June 15, 2008, the Company would have failed to meet certain financial ratios described in the Old Facility. The Old Facility was secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and was guaranteed by the Company’s operating subsidiaries. The Company intended to use the Old Facility for general corporate purposes, including potential acquisitions and the repayment by the Company of its obligations under its former $50 million bridge loan.

        Amounts outstanding under the Old Facility accrued interest at the Company’s choice from time to time of either (i) the base rate (which was equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon the Company’s leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon the Company’s leverage ratio. In addition, the lenders under the Old Facility were entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit. As of March 31, 2005, the interest rate for the Old Facility was 5.1%.

        At March 31, 2005, $67.5 million under the term loan was outstanding and no amounts were outstanding under the revolving credit facility.

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

        On November 14, 2005, the Company entered into the $110 million New Facility with a syndicate of lenders again led by Wachovia Bank that replaced the Old Facility. The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. As a result of the prepayment of the Old Facility, the Company will expense $1,933,103 of deferred financing costs in the Fourth Quarter of 2005.

        As discussed above, concurrently with the closing of the New Facility, the Company repaid all amounts due under its Notes and the related Indenture, including all applicable interest and other payments (an aggregate of $38,429,898), and paid all fees and expenses in connection with the New Facility. In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under the Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all applicable interest and other payments, the Company used all of the proceeds of the New Facility’s term loan and approximately $22 million of its cash-on-hand. Immediately prior to the repayment of the Notes, the administrative agent for the lenders party to the Old Facility terminated the Payment Blockage Period under the Indenture that had arisen from a notice to the trustee, dated May 20, 2005, advising the trustee that certain non-payment defaults existed under the Old Facility. As a result of the prepayment of the Notes, the Company will expense $2,055,861 of deferred financing costs during the Fourth Quarter of 2005.

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

        On January 3, 2006, the Company received a notice from the administrative agent under the New Facility stating that the Company was in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 by December 31, 2005. On January 26, 2006, the Company received a waiver of these defaults from its lenders under the New Facility. In connection with this waiver, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by the Company during 2005 in connection with the restatement of the Quarterly Report on Form 10-Q for the period ended September 30, 2004, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with the Company’s elimination of debt during 2005 under the Old Facility and the Notes), satisfy the leverage ratio and fixed charge coverage ratio tests beginning with the fiscal quarter ended December 31, 2005 and pay to them a waiver fee of $270,000. In addition, the Company agreed with its lenders that until the Company files its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, the Company will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents it will maintain at all times on its balance sheet, not incur any borrowings under the revolving credit line portion of its New Facility and provide them with monthly cash reports. The Company’s lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to the Company of the waiver. As of February 1, 2006, the Company has $78 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding.

        As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006, the Company has classified as long-term liability $31 million that would have otherwise been shown as current as a result of the default.

Note P — Purchase of Bioglan Pharmaceuticals Company

        The following data sets forth the combined consolidated results of operations for the three months ended March 31, 2005 in comparison to the pro forma results for the three months ended March 31, 2004 as if the purchase had taken place on January 1, 2004. The pro forma data gives effect to actual operating results prior to the purchase with adjustments for interest income, interest expense, intangible amortization expense, foreign currency gain or losses and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

        The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

Three Months Ended March 31,
	2005	2004 (pro forma)
Net sales	$ 33,202,801	$ 38,716,228

Net income	2,153,953	6,373,062

Basic net income per share	$ 0.13	$ 0.41

Diluted net income per share	$ 0.13	$ 0.36

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

        Due to the significance of the acquisition of Bioglan, among other factors, the Company was unable to obtain a waiver from the SEC of the requirement to include Bioglan’s pre-March 22, 2002 statements of income and cash flows in its Form 8-K filed with respect to the acquisition. However, the Company believes that those omitted financial statements would not be particularly meaningful to an understanding of the current and future operations of the Company and the Bioglan business because, among other reasons, it understands that the Bioglan business was part of an insolvent organization prior to its acquisition by Quintiles and not operated in the ordinary course of business during the period that would be covered by those financial statements. The Company intends to again seek a waiver from the SEC concerning the Company’s omission of those financial statements, which is a requirement for the Company to have future registration statements for its securities declared effective by the SEC. However, the Company cannot assure whether or when that waiver may be granted. Until the Company is able to have registration statements for public offerings of its securities declared effective by the SEC, the Company would need to pursue additional borrowings or private placements of securities if it desires to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

Note Q — Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004

        The restatement of the previously issued financial statements for the quarter ended September 30, 2004 was a result of a transaction previously recorded as a sale not meeting the criteria for being a sale. The transaction consisted of a sale of approximately $1 million of Deconamine® Syrup shipped and paid for in the Third Quarter 2004. The previously recorded sale was modified after the customer expressed its intentions to return the product in that we would accept all unsold product as of February 1, 2005, with credit granted against other trade amounts owed by the customer. As a result of the non-recognition of the transaction as a sale, the Company’s consolidated statement of income for the Third Quarter 2004 was adjusted and restated to reduce Net Sales by $1,043,907 to $27,452,698, net income by $613,594 to $3,047,789, and diluted net income per common share by $0.03 to $0.18 and the Company’s consolidated balance sheet as of September 30, 2004 was adjusted and restated to record $1,043,907 of deferred revenue.

        The Company subsequently restated the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The originally issued financial statements for the quarter ended September 30, 2004 should no longer be relied upon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included in our Form 10-K for the year ended December 31, 2004.

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

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,”“continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,”“estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

        On November 14, 2005, we replaced the $125 million Old Facility with the $110 million New Facility, consisting of an $80 million term loan and a $30 million revolving line of credit.

        Our Doak Dermatologics and Bioglan Pharmaceuticals subsidiaries promote our branded dermatologic and podiatric products, including our ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, and ZONALON® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 125 representatives as of February 1, 2006. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE® HC, PAMINE®, PAMINE® FORTE and FLORA-Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of more than 44 representatives as of February 1, 2006. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE® HC, FLORA-Q® and GLUTOFAC® -ZX.

        We have experienced an increase in generic competition occurring in the Fourth Quarter 2004 and 2005 against many of our products, including some ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE® HC products. As a result of generic competition, the execution of Distribution and Service Agreements (“DSAs”) with two wholesale customers in 2005, which agreements became effective during 2004, and a change in the customers’ market dynamics, we experienced an increase in product returns from our customers.

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry. We are also party to class action and shareholder derivative lawsuits which have arisen as a consequence of the SEC inquiry and the restatement of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG. Under the Agreement, MediGene has granted us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including but not limited to external genital warts, perianal warts and actinic keratosis.

Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004

        The restatement of the previously issued financial statements for the quarter ended September 30, 2004 was a result of a transaction previously recorded as a sale not meeting the criteria for being a sale. The transaction consisted of a sale of approximately $1 million of Deconamine® Syrup shipped and paid for in the Third Quarter 2004. The previously recorded sale was modified after the customer expressed its intentions to return the product in that we would accept all unsold product as of February 1, 2005, with credit granted against other trade amounts owed by the customer. As a result of the non-recognition of the transaction as a sale, our consolidated statement of income for the Third Quarter 2004 was adjusted and restated to reduce Net Sales by $1,043,907 to

$27,452,698, net income by $613,594 to $3,047,789, and diluted net income per common share by $0.03 to $0.18 and our consolidated balance sheet as of September 30, 2004 was adjusted and restated to record $1,043,907 of deferred revenue.

        We subsequently restated the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The originally issued financial statements for the quarter ended September 30, 2004 should no longer be relied upon.

Results of Operations

        The following table sets forth certain data as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Net sales	100%	100%
Gross profit	84.8%	91.4%
Operating expenses	70.3%	51.1%
Operating income	14.5%	40.3%
Interest income	1.1%	2.9%
Interest expense	4.9%	2.0%
Income tax expense	4.2%	16.3%

Net income	6.5%	24.9%

        NET SALES for the three months ended March 31, 2005 were $33,203,000, representing an increase of $8,136,000, or approximately 32%, from $25,067,000 for the three months ended March 31, 2004.

        For the three months ended March 31, 2005, Doak Dermatologics’ Net Sales were $10,769,000, representing a decrease of $6,732,000, or approximately 38%, from $17,501,000 for the three months ended March 31, 2004. The decrease in Net Sales was led by declines in CARMOL® 40 of $6,472,000, LIDAMANTLE® of $1,184,000, LIDAMANTLE® HC of $1,485,000, and in comparison to a newly launched product during the same period last year, ZODERM®, of $3,698,000. Doak’s Net Sales decrease were partially offset by new product sales from KERALAC™ CREAM, launched in the First Quarter 2005, of $1,797,000, KERALAC™ LOTION, launched in the Second Quarter 2004, of $966,000, KERALAC™ GEL, launched in the Second Quarter 2004, of $1,464,000 and other products of $1,880,000.

        For the three months ended March 31, 2005, Kenwood Therapeutics’ Net Sales were $5,729,000, representing a decrease of $1,837,000, or approximately 24%, from $7,566,000 for the three months ended March 31, 2004. The decrease in Net Sales were led by a decrease in DECONAMINE® of $1,040,000, ANAMANTLE® HC 14 of $2,219,000, and other products of $307,000. Kenwood’s decrease in Net Sales were partially offset by an increase in PAMINE® FORTE of $990,000 and new product sales of ANAMANTLE® HC CREAM KIT, launched in Fourth Quarter 2004, of $739,000.

        On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals. The Bioglan Net Sales for the three months ended March 31, 2005 were $16,705,000, which were comprised of Net Sales of ADOXA® of $13,701,000, SOLARAZE® of $1,629,000, ZONALON® of $766,000 and other products of $609,000.

        The Net Sales during the First Quarter 2005 were negatively impacted by primarily the following:

•	An increase in generic or therapeutically equivalent products competing on price. In particular, the First Quarter 2005 was negatively impacted by the introduction of generic competition for CARMOL® 40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE® HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC ™ GEL and LOTION (First Quarter 2005). As a result of the generic competition noted above and the subsequent introduction of generic competition for ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC ™ CREAM (Third Quarter 2005), and ADOXA® 50mg and 100mg (Fourth Quarter 2005), we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.
•	In 2005 (but effective as of 2004), we entered into DSAs with our two largest wholesale customers with effective dates covering the First Quarter 2005. In exchange for a set fee, the wholesalers agreed to provide us with certain information regarding product stocking and out-movement, to maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services. We and the wholesale customers agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, the DSAs contributed to decreased Net Sales due to reduced purchases of our products and increased product returns.
•	Previous to the First Quarter 2005, major drug wholesalers and some chain drug stores, bought and sold with each other in order to take advantages of selling and buying pharmaceutical products below the pharmaceutical companies’ wholesale prices. These lower prices were available due to the drug wholesalers’ speculative buying before price increases, creating lower cost inventory in comparison to pharmaceutical companies’ then existing wholesale prices. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have substantially eliminated buying and selling among drug wholesalers. Chain drug stores have also implemented the same programs. In particular, in addition to the increase in generic competition noted above, our sales to Quality King decreased as a result of their decrease in potential resale locations.

        The partially offsetting increases in our Net Sales for Doak and Kenwood were primarily the result of new product launches of KERALAC™ and ANAMANTLE® HC CREAM KIT. Further, some of the new product launches, namely KERALAC™ CREAM and ANAMANTL® HC CREAM KIT, were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of March 31, 2005, we had $1,644,000 of orders on backorder as a result of us being out of stock, which were subsequently shipped and recognized in the Second Quarter 2005.

        We estimate our prescription demand, net of charges against sales, based upon information received from NDCHealth for the First Quarter 2005, to be approximately $40 million. Our prescription Net Sales recorded during the First Quarter 2005 were approximately $31 million, which includes initial stocking by our customers for newly launched products. As a result of the initial stocking by our customers during the First Quarter 2005 for our newly launched products, sales of those products during the subsequent quarters may be negatively impacted. The approximate $9 million difference between the prescription demand and our recorded Net Sales is primarily due to our wholesale customers decreasing their inventory of our products in accordance with the DSAs and the substantial elimination of buying and selling among drug wholesalers.

        The following table summarizes the changes in the return reserve during the three months ended March 31, 2005 and 2004:

Three Months Ended March 31, 2005
Return reserve at December 31, 2004	$ 24,074,511
Product returns during the three months ended March 31, 2005	(3,231,665)
Provision	4,740,114

Return reserve at March 31, 2005	$ 25,582,960

Three Months Ended March 31, 2004
Return reserve at December 31, 2003	$ 925,685
Product returns during the three months ended March 31, 2004	(620,604)
Provision	703,188

Return reserve at March 31, 2004	$ 1,008,269

        We recorded, in the Fourth Quarter 2004, an increase in our reserves for charges against sales, primarily relating to returns. The increase in the returns portion of this reserve was a result, among other factors, of the execution during 2005 of the DSAs with two wholesale customers which became effective during 2004, our obtaining customer inventory data from our four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in these customers’ market dynamics becoming evident during 2005, our having subsequent return visibility relating to 2004 and prior during 2005, and our having increased generic competition occurring in the Fourth Quarter 2004 and during 2005. The increase in our reserves for charges against sales, primarily relating to returns, as discussed in Note O of our 2004 Annual Report of Form 10-K, was $17,926,084.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in Net Sales from our products. If Net Sales of KERALAC™, ADOXA®, SOLARAZE®, ZODERM®, ROSULA®, ANAMANTLE® HC, PAMINE® or other Company products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those Net Sales, our Net Sales and profitability would decrease.

        COST OF SALES for the three months ended March 31, 2005 were $5,041,000, representing an increase of $2,887,000, or approximately 134%, from $2,154,000 for the three months ended March 31, 2004. The gross profit percentage for the three months ended March 31, 2005 was 85% in comparison to 91% for the same periods the prior year. The decrease in the gross profit percentage for the three months ended March 31, 2005 is principally due to the acquired Bioglan products having lower gross profit percentage in comparison to our legacy products. For the three months ended March 31, 2005, Doak’s gross profit percentage was 90%, Kenwood’s gross profit percentage was 86% and Bioglan’s gross profit percentage was 81%.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2005 were $20,878,000, representing an increase of $8,381,000, or 67%, compared to $12,497,000 for same period the prior year. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing, including Bioglan products, to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands and increased professional fees primarily related to the SEC inquiry. The following table sets forth the increase in certain expenditures:

Change from the Three Months Ended March 31, 2005 in Comparison to March 31, 2004
Payroll Expense	$2,590,000
Travel and Entertainment*	459,000
Advertising and Promotional Costs	1,734,000
Professional Fees	1,953,000

*	Increases in travel and entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.

        During the three months ended March 31, 2005, the Company expensed $1,433,000 in professional fees relating to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 63% for the three months ended March 31, 2005, representing an increase of 13% compared to 50% for the same period the prior year. The increase in the percentage was primarily a result of increased spending on sales and marketing and the related payroll, travel and entertainment, advertising and promotional costs, and professional fees and other costs without the proportionate increase in Net Sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 2005 were $2,472,000, representing an increase of $2,140,000 from $332,000 in the three months ended March 31, 2004. The increase in depreciation and amortization expenses was primarily due to the purchase of amortizable intangibles and property and equipment relating to the Bioglan acquisition in August 2004.

        LOSS ON INVESTMENT for the three months ended March 31, 2005 was $2,000, in comparison to a gain on investment of $31,000 in the same period of the prior year.

        INTEREST INCOME for the three months ended March 31, 2005 was $377,000, representing a decrease of $362,000 from the three months ended March 31, 2004. The decrease in interest income was primarily the result of our cash and cash equivalents and short-term investments decreasing in comparison to the same period the prior year due to the Bioglan acquisition.

        INTEREST EXPENSE for the three months ended March 31, 2005 was $1,649,000, representing an increase of $1,139,000 from the three months ended March 31, 2004. The increase in the interest expense was a result of our entering into the $125 million Old Facility in September 2004.

        INCOME TAX EXPENSE for the three months ended March 31, 2005 was $1,383,000, representing a decrease of $2,714,000 from $4,097,000 for the three months ended March 31, 2004. The decrease in income tax expense was due to a decrease in income before income tax expense. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2005 was approximately 39%. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2004 was approximately 40%.

        NET INCOME for the three months ended March 31, 2005 was $2,154,000, representing a decrease of $4,094,000, or 66%, from $6,248,000 for the three months ended March 31, 2004. Net income as a percentage of Net Sales for the three months ended March 31, 2005 was 6%, representing a decrease of 19% compared to 25% for the three months ended March 31, 2004. The decrease in net income in the aggregate was principally due to an increase in selling, general and administrative expenses, depreciation and amortization and interest expense and a decrease in interest income, partially offset by an increase in gross profit.

        Doak’s net loss for the three months ended March 31, 2005 was $813,000, representing a decrease of $5,564,000, from net income of $4,751,000 for the three months ended March 31, 2004. Kenwood’s net loss for the three months ended March 31, 2005 was $280,000, representing a decrease of $1,777,000, from net income of $1,497,000 for the three months ended March 31, 2004. Bioglan’s net income for the three months ended March 31, 2005 was $3,247,000.

Recent Accounting Pronouncements

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

        In October 2004, the Emerging Issues Task Force (the “EITF”) of the FASB reached a consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-8”), which requires all shares that are contingently issuable under our outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the “if converted” method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if our common stock price has reached certain conversion trigger prices. EITF 04-8 also requires us to retroactively restate its prior periods diluted earnings per share. EITF 04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on our diluted earnings per share.

        In November 2004, the FASB issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS no. 151 is not expected to have a material impact on our financial position or results of operations.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on our results of operations and financial position.

        In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

        Our cash and cash equivalents and short-term investments were $80,687,000 at March 31, 2005 and $76,331,000 at December 31, 2004. Cash provided by operating activities for the three months ended March 31, 2005 was $8,759,000. The sources of cash primarily resulted from net income of $2,154,000 plus non-cash charges for depreciation and amortization of $2,472,000; non-cash charges for amortization of deferred financing costs of $235,000; an increase in reserves for returns of $1,508,000, primarily due to accruing for potential returns relating to new products launched during the First Quarter 2005; an increase in the rebate reserve of $524,000, primarily due to slower payments by us to the managed care providers; an increase in the inventory valuation reserve of $322,000; an increase in allowance for doubtful accounts of $137,000; a decrease of deferred tax assets of $1,295,000; a decrease in accounts receivable of $2,192,000, primarily due to increased cash collections; and an increase in accounts payable of $1,462,000. The sources of cash were partially offset by an increase in inventories of $952,000, primarily due to initial purchases of finished goods of our newly launched products; an increase in prepaid expenses and other of $456,000; a decrease in accrued expenses of $1,975,000, primarily due to payment of employee bonuses during the First Quarter 2005; and an increase in prepaid income taxes of $162,000.

        Cash provided by investing activities for the three months ended March 31, 2005 was $7,618,000, resulting from net sales of short-term investments of $8,107,000;

partially offset by acquisition costs relating to the Bioglan acquisition of $40,000 and purchase of property and equipment of $450,000.

        Cash used in financing activities for the three months ended March 31, 2005 was $3,949,000, resulting from payments of notes payable of $23,000; payment of scheduled term note of $3,750,000 and the purchase of treasury shares for $209,000; partially offset by distribution of treasury shares valued at $33,000 to fund our 401(k) plan.

        During September 2004, the Company entered into its $125 million Old Facility with a syndicate of banks led by Wachovia Bank. The Old Facility was comprised of a $75 million term loan and a $50 million revolving line of credit. The Old Facility would have expired and become due upon the earlier to occur of (i) September 28, 2009; and (ii) May 15, 2008 if, after giving effect to a redemption of our outstanding $37 million of Notes that could have been compelled by the Noteholders on June 15, 2008, we would have failed to meet certain financial ratios described in the Old Facility. The Old Facility was secured by a lien upon substantially all of our assets, including those of its subsidiaries, and was guaranteed by our operating subsidiaries. We intended to use the Old Facility for general corporate purposes, including potential acquisitions and the repayment we made of our former bridge loan.

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

        At March 31, 2005, $67.5 million under the Old Facility’s term loan was outstanding and no amounts under the Old Facility’s revolving line of credit were outstanding.

        In our Current Report on Form 8-K filed on April 28, 2005, we reported that (i) we had received a notice from a beneficial holder of the Notes claiming a default under the Indenture as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2004; and (ii) such a default, if not cured within 30 days after receipt of that notice, would constitute an event of default entitling the trustee or Noteholders to accelerate maturity of the Notes, which had an aggregate principal amount of $37 million.

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

        Concurrently with the closing of the $110 million New Facility on November 14, 2005, which New Facility replaced the Old Facility, we repaid all amounts due under the Notes and the related Indenture, including all default interest and other payments. The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries. As a result of the prepayment of the Old Facility, we expensed $1,933,103 of deferred financing costs in the Fourth Quarter of 2005.

        As discussed above, concurrently with the closing of the New Facility, we repaid all amounts due under the Notes and the related Indenture, including all applicable interest and other payments (an aggregate of $38,429,898), and paid all fees and expenses in connection with the New Facility. In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under the Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all applicable interest and other payments, we used all of the proceeds of the New Facility’s term loan and approximately $22 million of our cash-on-hand. Immediately prior to the repayment of the Notes, the administrative agent for the lenders party to the Old Facility terminated the Payment Blockage Period under the Indenture that had arisen from a notice to the trustee, dated May 20, 2005, advising the trustee that certain non-payment defaults existed under the Old Facility. As a result of the prepayment of the Notes, we will expense $2,055,861 of deferred financing costs during the Fourth Quarter of 2005.

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

        On January 3, 2006, we received a notice from the administrative agent under our $110 million New Facility stating that we were in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC the Annual Report on Form 10-K by December 31, 2005. On January 26, 2006, we received a waiver of these defaults from our lenders under our New Facility. In connection with this waiver, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by us during 2005 in connection with the restatement of the Quarterly Report on Form 10-Q for the period ended September 30, 2004, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with our elimination of debt during 2005 under the Old Facility and the Notes), satisfy the leverage ratio and fixed charge coverage ratio tests beginning with the fiscal quarter ended December 31, 2005 and pay to them a waiver fee of $270,000. In addition, we agreed with our lenders that until we file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, we will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents we will maintain at all times on our balance sheet, not incur any borrowings under the revolving credit line portion of our New Facility and provide them with monthly cash reports. Our lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to us of the waiver. As of February 1, 2006, we have $78 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding.

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

        As of March 31, 2005, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Term Loan(b)	Convertible Notes due 2013(c)	Other	Minimum Inventory Purchases(d)
April 1, 2005 to
December 31, 2005	$1,161,760	$ 33,523	$11,250,000	$ —	$ 60,085	$ 375,000
Fiscal 2006	1,552,601	32,047	15,000,000	—	120,000	1,275,000
Fiscal 2007	1,405,969	6,609	15,000,000	—	120,000	1,000,000
Fiscal 2008	872,638	5,925	15,000,000	—	120,000	1,100,000
Fiscal 2009	53,642	—	11,250,000	—	120,000	—
Fiscal 2010	—	—	—	—	120,000	—
Thereafter	—	—	—	37,000,000	—	—

	$5,046,610	$ 78,104	$67,500,000	$37,000,000	$ 660,085	$3,750,000

(a)	Lease amounts include interest and minimum lease payments.
(b)	Includes principal payments, not interest payments due to amounts are variable depending the prevailing rate during the period. On November 14, 2005, we repaid all amounts due under the $125 Old Facility, including the term loan.
(c)	On November 14, 2005, we repaid all amounts due under the Notes.
(d)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note J.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2004.

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

        Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns and returns for expired or near expired products, are established as a reduction of product sales revenues at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected as an addition to accrued expenses.

        We typically do not provide any forms of price protection to wholesale customers other than a contractual right to two wholesale customers that our price increases and product purchase discounts offered during each twelve-month period will allow for inventory of our products then held by these wholesalers to appreciate in the aggregate. We do not, however, guarantee that our wholesale customers will sell our products at a profit.

        Chargebacks and rebates are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies and managed care buying groups. We record an estimate of the amount either to be charged back to us, or rebated to the end user, at the time of sale to the wholesaler. We have recorded reserves for chargebacks and rebates based upon various factors, including current contract prices, historical trends and our future expectations. The amount of actual chargebacks and rebates claimed could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

        Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used around its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales, which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net sales. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience including the execution of the DSAs, obtaining customer inventory data, a change in the customers’ market dynamics, having subsequent return visibility, and having increased generic competition. If we over or under estimate the level of sales, which will ultimately be returned, there may be a material impact to our financial statements.

        Intangible assets. We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We assess the impairment of identifiable intangibles, excluding goodwill, when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include:

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

        On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration was approximately $190 million, including acquisition costs. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition are being amortized over periods ranging from ten to twenty years with a weighted average amortization period of nineteen years. In light of our experience of promoting and selling dermatologic brands, we carefully evaluated the useful lives assigned to the intangible assets acquired and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of the Bioglan acquisition was estimated by us over the remaining useful life of the product exceed the carrying amount of the asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on our balance sheet for the acquired Bioglan assets may be more or less than the fair value of such assets. Determining the fair value of the intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote the Bioglan brands.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and then respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2005 and December 31, 2004, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Certain Risk Factors Affecting Our Business and Prospects

        We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors in addition to those listed here.
•	We derive a majority of our net sales from our core branded products, and any factor that hurts our sales of these products could reduce our revenues and profitability.
•	Failure to maintain ADOXA® net sales would reduce our revenues and profitability.

•	Net sales of KERALAC™ and CARMOL® 40 have been, and may continue to be, adversely affected by the introduction of competitive products and net sales of ADOXA may be affected by the recent introduction of competitive products.
•	We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic or comparable products.
•	Our intellectual property rights might not afford us with meaningful protection.
•	Generic Competition and introductions by us of line extensions of our existing products or new products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results.
•	The restatement of our consolidated financial statements for the Third Quarter 2004 and SEC inquiry has, and will continue to have, a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings and possible delisting from the New York Stock Exchange.
•	Our common stock may be delisted from the New York Stock Exchange which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors.
•	Under our $110 million senior credit facility, we are required to continually satisfy certain financial and other covenants. If we were unable to maintain these covenants and payment obligations under this credit facility were to become immediately due and payable, we may be unable to repay these amounts which could adversely affect our financial condition.
•	We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.
•	We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.
•	We may incur charges for intangible asset impairment.
•	Our operating results and financial condition may fluctuate which could negatively affect the price of our stock.
•	We have outstanding indebtedness, which could adversely affect our financial condition.

•	Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.
•	Our reliance on third party manufacturers and suppliers can be disruptive to our inventory supply.
•	If we cannot purchase or integrate new products or companies, our business may suffer.
•	Our research and development efforts may require us to incur substantial expenses, some of which we may not recoup.
•	We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.
•	We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
•	Distribution Service Agreements with our wholesalers have affected our sales and product returns and may result in us paying a service fee to the wholesalers in the future.
•	Consolidation of wholesalers of pharmaceutical products can negatively affect our distribution terms and sales of our products.
•	Elimination of buying and selling among wholesalers effects our sales and returns of our products.
•	We may be subject to product liability claims, in which case we may not have adequate insurance coverage, we could face substantial losses and legal costs, and our reputation could suffer.
•	We are subject to chargebacks and rebates when our products are resold to or reimbursed by governmental agencies and managed care buying groups, which may reduce our future profit margins.
•	Rising insurance costs could negatively impact profitability.
•	If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.
•	We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of these services on acceptable terms.

•	The loss of our key personnel could limit our ability to operate our business successfully.
•	Shareholder lawsuits could have a material adverse effect on our results of operations and liquidity.
•	We could be subject to fines, penalties, or other sanctions as a result of the inquiry by the SEC.
•	We could face adverse consequences as a result of our late SEC filings.
•	Because we were unable to obtain a waiver from the SEC of the requirement to include pre-March 22, 2002 statements of income and cash flows for Bioglan Pharmaceuticals, we are currently prevented from having registration statements for public offerings of our securities declared effective by the SEC.
•	If we cannot sell our products in amounts greater than our minimum purchase requirements under some of our supply agreements or sell our products in accordance with our forecasts, our results of operations and cash flows may be adversely affected.
•	We face significant competition within our industry.
•	Failure to comply with government regulations could affect our ability to operate our business.
•	The FDA may change its enforcement policies and take action against products marketed without an approved application such as some of our products.
•	If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.
•	State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other governmental authorities.
•	Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.
•	New legislation or regulatory proposals may adversely affect our revenues.
•	Because our Class B common stock has the right, as a class, to elect a majority of our Board of Directors and has disparate voting rights with respect to all other matters on which our stockholders vote, your voting rights will be limited and the market price of our common stock may be affected adversely.

•	Our founder and Chairman of the Board, President and Chief Executive Officer exercises substantial control over our affairs.
•	Our certificate of incorporation and Delaware law may delay or prevent our change of control, even if beneficial to investors.
•	Our stock price has fluctuated considerably and may decline.
•	Securities class action and shareholder derivative litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert management’s attention and resources.
•	The exercise of outstanding warrants and options or the issuance of other shares could reduce the market price of our stock.
•	We may sell equity securities in the future, which would cause dilution.

        For a discussion of these and other factors affecting our business and prospects, see “Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures Concerning Market Risks

        Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

        Our purchases of ENTSOL® SPRAY are made in Euros. We expect to make purchases several times per year. During 2005, our cost of sales relating to ENTSOL® SPRAY was $210,332.

        We purchase finished goods and samples from a Canadian company, Groupe Parima Inc. Our purchases from Groupe Parima are made in United States dollars, but are subject currency fluctuations if the quarterly average Canadian dollar per United States dollar is outside of a previously negotiated range. The range has a cap of $1.51 Canadian dollars per United States dollar and a floor of $1.29 Canadian dollars per United States dollar. If the average Canadian dollar per United States dollar at the end of each calendar quarter is less than $1.29, Groupe Parima will invoice us the difference multiplied by the sum of all invoices initiated during the calendar quarter. If the average Canadian dollar per United States dollar at the end of each calendar quarter is more than $1.51, we will invoice Groupe Parima the difference multiplied by the sum of all invoices initiated during the calendar quarter. During year 2005, our expenses, in United States dollars, relating to Groupe Parima finished goods and samples were $5,454,929. During the 2005, we paid an additional $188,722, due to the average Canadian dollar per United States dollar decreasing below $1.29 for the quarter. If the average Canadian dollar per

United States dollar, based upon 2005 expenses, were $0.01 less than $1.29, we would have incurred an additional $54,549 in additional expenses.

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

        We are exposed to fluctuations in interest rates on borrowings under our $110 million New Facility. As of February 1, 2006, $78 million was outstanding under the New Facility. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, our annual interest expense on variable rate debt would increase by approximately $780,000.

        As of March 31, 2005, we had the following outstanding debt with fixed rate interest:

Period	Debt (a)	Average Fixed Rate Interest
April 1, 2005 to December 31,	$ 22,335	6.75%
Fiscal 2006	10,067	6.50%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Fiscal 2009	—	N/A
Fiscal 2010	—	N/A
Thereafter	37,000,000	4.00%

(a)	Debt amounts include all interest except for convertible Notes and minimum debt payments. On November 14, 2005, we repaid all amounts under the convertible Notes and the related Indenture, including all default interest and other payments.

        Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4. Controls and Procedures

Internal Control over Financial Reporting as of March 31, 2005

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

        As described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have restated our previously issued financial statements for the quarter ended September 30, 2004, to reflect the correction of a transaction that did not meet the criteria for revenue recognition.

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

        Based on the material weakness described above, we have concluded that, as of December 31, 2004, our internal control over financial reporting was not effective. We have concluded that this material weakness in our internal controls and procedures was remediated as of December 31, 2005. Our remedial steps included implementing controls relating to the approval and communications of all terms and conditions of all sales transactions, including subsequently executed modified sales agreements, so that the Chief Financial Officer and his accounting staff are able to appropriately consider the accounting impact of those terms and conditions.

        As required by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, Management undertook an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. Management’s assessment of internal control over financial reporting determined that we did not support our evaluation with sufficient evidence, including documentation as to the effectiveness of our information technology internal controls over financial reporting, resulting in a material weakness. Also, we did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures. Therefore, we identified a material weakness in our information technology general controls as of December 31, 2004. Management has engaged in a process during 2005 to address our weakness in information technology general controls, including the complete documentation and assessment of our financial reporting computer systems environment. Further remedial steps included implementing controls, policies and procedures within our information technology department over the monitoring and management of computer systems access rights, as well as documentation and approvals of programming change requests and approval of the programming changes. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been or will be detected.

Changes in Internal Control

        Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005.

        Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting noted above. While these material weaknesses do not have an effect on our results reported in this Quarterly Report on Form 10-Q, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there are no material inaccuracies or omissions of material facts in this Report. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

        When in certain of the Company’s prior filings under the Exchange Act officers of the Company provided conclusions regarding the effectiveness of our disclosure controls and procedures, they believed that their conclusions were accurate. However, after receiving and assessing additional advice regarding our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have reached the conclusions set forth above.

PART II — OTHER INFORMATION

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

Summers Laboratories Litigation

        In December 2004, Summers Laboratories filed a trademark infringement action against the Company in the U.S. District Court for the Eastern District of Pennsylvania. Summers’ principal claim was that the Company’s sale of pharmaceutical products utilizing the KERALAC trademark was likely to cause confusion with Summers’ sale of pharmaceutical products utilizing Summers’KERALYT trademark. At the time of the commencement of the infringement action, the Company and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALAC and KERALYT, respectively. Summers sought a permanent injunction to prevent the Company’s continued use of the KERALAC mark and monetary damages in an unspecified amount. The Company, at that time, denied that the Company had infringed or otherwise caused any damage to Summers.

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

SEC Inquiry

        In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and it may divert the efforts and attention of the Company’s management from normal business operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our common stock since January 1, 2005(1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Repurchased Under the Plan
January 1, 2005 to January 31, 2005	14,000	$14.91	36,000	$7,377,290
February 1, 2005 to February 15, 2006	—	N/A	—	$7,377,290

(1)	During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

Item 6. Exhibits

        (a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)

Date: March 3, 2006	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2006	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

