Form 10-Q
period 2005-06-30
BRADLEY PHARMACEUTICALS INC
filed 2006-03-03
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ]   NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X]   NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006

Common Stock, $.01 par value	16,820,084
Class B Common Stock, $.01 par value	429,752

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004 (a)
Assets
Current assets:
Cash and cash equivalents	$62,877,502	$52,911,543
Short-term investments	11,315,200	23,419,711
Accounts receivable, net	10,161,301	14,168,480
Inventories, net	9,273,546	9,032,256
Deferred tax assets	11,217,019	12,663,542
Prepaid expenses and other	2,893,528	3,489,025
Prepaid income taxes	11,387,677	2,012,706

Total current assets	119,125,773	117,697,263

Property and equipment, net	1,868,734	1,681,112
Intangible assets, net	156,031,240	160,711,414
Goodwill	26,970,828	26,930,953
Deferred tax assets	128,204	1,272,010
Deferred financing costs	4,929,478	5,399,670
Other assets	18,229	6,229

Total assets	$309,072,486	$313,698,651

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 34,846,862	$ 38,355,949
4% convertible senior subordinated notes due 2013	37,000,000	37,000,000
Accounts payable	6,328,456	5,949,234
Accrued expenses	35,976,985	35,576,946

Total current liabilities	114,152,303	116,882,129

Long-term debt, less current maturities	29,032,088	33,052,630

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized:
26,400,000; issued and outstanding: 16,407,617 at June
30, 2005 and 16,407,367 at December 31, 2004	164,076	164,073
Class B common stock, $0.01 par value; shares authorized:
900,000; issued and outstanding: 429,752 at June 30, 2005
and at December 31, 2004	4,298	4,298
Additional paid-in capital	133,442,071	133,413,314
Retained earnings	35,616,445	33,348,092
Unrealized loss on available-for-sale securities	(47,615)	(78,260)
Treasury stock, 877,058 and 865,812 shares at cost at June
30, 2005 and at December 31, 2004, respectively	(3,291,180)	(3,087,625)

Total stockholders’ equity	165,888,095	163,763,892

Total liabilities and stockholders’ equity	$ 309,072,486	$ 313,698,651

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$ 28,189,779	$ 22,954,868	$ 61,392,580	$ 48,022,022
Cost of sales	4,147,441	2,001,169	9,188,841	4,155,482

	24,042,338	20,953,699	52,203,739	43,866,540

Selling, general and
administrative	20,099,903	13,441,661	40,978,299	25,938,734
Depreciation and
amortization	2,570,467	310,878	5,042,541	642,479
Loss (gain) on
investments	1,134	—	3,568	(31,376)
Interest income	(533,630)	(796,799)	(910,901)	(1,535,761)
Interest expense	1,717,064	536,120	3,365,879	1,045,743

	23,854,938	13,491,860	48,479,386	26,059,819

Income before income
tax expense	187,400	7,461,839	3,724,353	17,806,721
Income tax expense	73,000	2,954,000	1,456,000	7,051,000

Net income	$ 114,400	$ 4,507,839	$ 2,268,353	$ 10,755,721

Basic net income per
common share	$ 0.01	$ 0.29	$ 0.14	$ 0.69

Diluted net income per
common share	$ 0.01	$ 0.26	$ 0.14	$ 0.61

Shares used in
computing basic net
income per common
share	15,960,000	15,620,000	15,960,000	15,570,000

Shares used in
computing diluted
net income per
common share	16,280,000	18,420,000	16,310,000	18,400,000

See accompanying notes to consolidated financial statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$ 2,268,353	$ 10,755,721
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,042,541	642,479
Amortization of deferred financing costs	470,192	170,166
Deferred income taxes	2,590,329	72,749
Increase in allowance for doubtful accounts	555,232	19,904
Increase in return reserve	1,218,967	340,844
Increase (decrease) in inventory valuation reserve	292,525	(21,244)
Increase in rebate reserve	861,336	764,465
Loss (Gain) on short-term investments	3,568	(31,376)
Tax benefit due to exercise of non-qualified options and
warrants	700	266,511
Noncash compensation for services	—	125,036
Changes in operating assets and liabilities:
Accounts receivable	3,451,947	(7,602,596)
Inventories	(533,815)	(777,996)
Prepaid expenses and other	583,497	(1,614,314)
Accounts payable	379,222	(311,435)
Accrued expenses	(1,680,264)	(2,016,296)
Prepaid income taxes	(9,374,971)	(2,137,797)

Net cash provided by operating activities	6,129,359	(1,355,179)
Cash flows from investing activities:
Sales (purchases) of short-term investments- net	12,131,588	(34,041,883)
Purchase of intangible asset	—	(2,600,000)
Acquisition costs	(39,875)	(925,582)
Escrow payment	—	(1,500,000)
Purchases of property and equipment	(549,989)	(472,024)

Net cash provided by (used in) investing activities	11,541,724	(39,539,489)
Cash flows from financing activities:
Payment of notes payable	(29,629)	(15,547)
Payment of term note	(7,500,000)	—
Proceeds from exercise of stock options and warrants	422	750,052
Payment of registration costs	—	(76,963)
Purchase of treasury shares	(208,805)	—
Distribution of treasury shares	32,888	109,186

Net cash (used in) provided by financing activities	(7,705,124)	766,728

Net increase (decrease) in cash and cash equivalents	9,965,959	(40,127,940)
Cash and cash equivalents at beginning of period	52,911,543	144,488,208

Cash and cash equivalents at end of period	$ 62,877,502	$ 104,360,268

(Continued)

6

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$2,672,000	$ 744,000

Income taxes	$8,260,000	$8,541,000

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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of June 30, 2005, and its results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

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

        The results reported for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for a full year.

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

	Three Months Ended
	June 30, 2005	June 30, 2004
Net income, as reported	$ 114,400	$4,507,839
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	242,797	459,113

Pro forma net income (loss) for basic computation	$(128,397)	$4,048,726

Net income, as reported	$ 114,400	$4,507,839
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	242,797	459,113
Add: After-tax interest expense and other from 4%
convertible senior subordinated notes due 2013*	—	253,723

Pro forma net income (loss) for diluted computation	$(128,397)	$4,302,449

Net income (loss) per share:
Basic- as reported	$ 0.01	$ 0.29

Basic- pro forma	$(0.01)	$ 0.26

Diluted- as reported	$ 0.01	$ 0.26

Diluted- pro forma	$(0.01)	$ 0.23

* The add back of the after-tax interest expense and other from 4% convertible senior subordinated notes due 2013 was not included in the three months ended June 30, 2005 computation of pro forma diluted income per share because the effect would be anti-dilutive.

	Six Months Ended
	June 30, 2005	June 30, 2004
Net income, as reported	$2,268,353	$10,755,721
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	568,430	940,948

Pro forma net income for basic computation	$1,699,923	$ 9,814,773

Net income, as reported	$2,268,353	$10,755,721
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	568,430	940,948
Add: After-tax interest expense from 4% convertible
senior subordinated notes due 2013*	—	507,446

Pro forma net income for diluted computation	$1,699,923	$10,322,219

Net income per share:
Basic- as reported	$0.14	$ 0.69

Basic- pro forma	$0.11	$ 0.63

Diluted- as reported	$0.14	$ 0.61

Diluted- pro forma	$0.10	$ 0.56

* The add back of the after-tax interest expense and other from 4% convertible senior subordinated notes due 2013 was not included in the six months ended June 30, 2005 computation of pro forma diluted income per share because the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic shares	15,960,000	15,620,000	15,960,000	15,570,000
Dilution:
Stock options and warrants	320,000	950,000	350,000	980,000
Convertible notes	—	1,850,000	—	1,850,000

Diluted shares	16,280,000	18,420,000	16,310,000	18,400,000

Net income as reported	$114,400	$ 4,507,839	$2,268,353	$10,755,721
After-tax interest expense
and other from
convertible notes	—	253,723	—	507,446

Adjusted net income	$114,400	$ 4,761,562	$2,268,353	$11,263,167

Basic income per share	$0.01	$ 0.29	$0.14	$ 0.69

Diluted income per share	$0.01	$ 0.26	$0.14	$ 0.61

        In addition to stock options and warrants included in the above computation for the three and six months ended June 30, 2005, options to purchase 732,929 and 694,402 shares of common stock at prices ranging from $9.97 to $27.12 and $11.18 to $27.12 per share were outstanding for purpose of calculating per share amounts for the three and six months ended June 30, 2005, respectively. Further, in addition to stock options and warrants included in the above computation for the three and six months ended June 30, 2004, options and warrants to purchase 77,000 and 130,000 shares of common stock at prices ranging from $25.75 to $26.68 and $24.85 to $26.68 per share were outstanding, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock for the period and, therefore, their effect would be anti-dilutive.

        The add back of the after-tax interest expense and other from convertible notes and the related underlying 1,850,000 common shares were not included in the three and six months ended June 30, 2005 computation of diluted income per share because the effect would be anti-dilutive.

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

Note D – Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Comprehensive income:
Net income	$ 114,400	$ 4,507,839	$2,268,353	$ 10,755,721
Other comprehensive income (loss):
Net unrealized gain (loss)
on available for sale securities	(7,034)	(511,749)	30,645	(515,326)

Comprehensive income	$ 107,366	$ 3,996,090	$2,298,998	$ 10,240,395

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

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the three segments is for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net sales:
Doak Dermatologics, Inc.	$ 12,240,689	$17,353,133	$ 23,009,614	$34,854,539
Bioglan Pharmaceuticals Corp.	11,124,330	—	27,828,891	—
Kenwood Therapeutics	4,824,760	5,601,735	10,554,075	13,167,483

	$ 28,189,779	$22,954,868	$ 61,392,580	$48,022,022

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 131,949	$ 44,373	$ 263,877	$ 110,908
Bioglan Pharmaceuticals Corp.	2,121,606	—	4,154,996	—
Kenwood Therapeutics	316,912	266,505	623,668	531,571

	$ 2,570,467	$ 310,878	$ 5,042,541	$ 642,479

Income (loss) before income tax
(benefit):
Doak Dermatologics, Inc.	$ 953,690	$ 7,278,662	$ (382,681)	$15,145,319
Bioglan Pharmaceuticals Corp.	(4,645)	—	5,328,295	—
Kenwood Therapeutics	(761,645)	183,177	(1,221,261)	2,661,402

	$ 187,400	$ 7,461,839	$ 3,724,353	$17,806,721

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ 374,000	$ 2,881,000	$ (149,000)	$ 5,997,000
Bioglan Pharmaceuticals Corp.	(3,000)	—	2,083,000	—
Kenwood Therapeutics	(298,000)	73,000	(478,000)	1,054,000

	$ 73,000	$ 2,954,000	$ 1,456,000	$ 7,051,000

Net income (loss):
Doak Dermatologics, Inc.	$ 579,690	$ 4,397,662	$ (233,681)	$ 9,148,319
Bioglan Pharmaceuticals Corp.	(1,645)	—	3,245,295	—
Kenwood Therapeutics	(463,645)	110,177	(743,261)	1,607,402

	114,400	$ 4,507,839	$ 2,268,353	$10,755,721

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$ 11,692,008	16,779,866	$ 21,625,351	$33,998,851
Other countries	548,681	573,267	1,384,263	855,688

	$ 12,240,689	$17,353,133	$ 23,009,614	$34,854,539

Bioglan Pharmaceuticals Corp.
United States	$ 11,053,533	—	$ 27,633,668	—
Other countries	70,797	—	195,223	—

	$ 11,124,330	—	$ 27,828,891	—

Kenwood Therapeutics
United States	$ 4,713,938	$ 5,486,271	$ 10,334,710	$13,019,040
Other countries	110,822	115,464	219,365	148,443

	$ 4,824,760	$ 5,601,735	$ 10,554,075	$13,167,483

Net sales by category:
Dermatology and podiatry	$ 23,365,021	$17,353,133	$ 50,838,505	$34,854,539
Gastrointestinal	3,508,789	3,800,999	7,555,832	8,699,899
Respiratory	985,191	1,205,764	2,033,282	3,245,633
Nutritional	258,344	495,100	832,183	1,040,993
Other	72,434	99,872	132,778	180,958

	$ 28,189,779	$22,954,868	$ 61,392,580	$48,022,022

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

        The following is a summary of available-for-sale securities at June 30, 2005:

	Cost	Gross Unrealized Loss	Gross Fair Value
Municipal bonds	$11,362,815	$47,615	$11,315,200

Total
available-for-sale securities	$11,362,815	$47,615	$11,315,200

        During the three and six months ended June 30, 2005, the Company had gross realized loss on investment of $1,134 and $3,568, respectively. During the six months ended June 30, 2004, the Company had a gross realized gain on investment securities of $31,376. The net adjustment to unrealized gain or loss during the three and six months ended June 30, 2005 on available-for-sale securities included in stockholders’ equity totaled a loss of $7,034 for the three months ended June 30, 2005 and a gain of $30,645 for the six months June 30, 2005 and the net adjustment to unrealized loss during the three and six months ended June 30, 2004 on available-for-sale securities included in stockholders’ equity totaled a loss of $511,749 and $515,326, respectively. The Company views its available-for-sale securities as available for current operations.

The Company had no held-to-maturity investments at June 30, 2005.

Note G – Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 91% of gross trade accounts receivable at June 30, 2005. On June 30, 2005, Cardinal Health, Inc. owed 48% of gross trade accounts receivable to the Company, McKesson Corporation owed 36% of gross trade accounts receivable to the Company and AmerisourceBergen Corporation owed 7% of gross trade accounts receivable to the Company.

        In addition, historically, the Company’s four largest customers accounted for 80% and 82% of the gross sales for the three and six months ended June 30, 2005 and 87% of gross sales for both the three and six months ended June 30, 2004, respectively.

        The following table presents a summary of sales to these customers, who are wholesalers, during the three months ended June 30, 2005 and 2004 as a percentage of the Company’s total gross sales:

Customer*	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
AmerisourceBergen Corporation	19%	10%
Cardinal Health, Inc.	33%	30%
McKesson Corporation	27%	29%
Quality King, Inc.	1%	18%

Total	80%	87%

* No other customer had a percentage of the Company’s total gross sales greater than 5% during the three months ended June 30, 2005 and 2004.

        The following table presents a summary of sales to these customers, who are wholesalers, during the six months ended June 30, 2005 and 2004 as a percentage of the Company’s total gross sales:

Customer*	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
AmerisourceBergen Corporation	17%	14%
Cardinal Health, Inc.	37%	29%
McKesson Corporation	26%	28%
Quality King, Inc.	2%	16%

Total	82%	87%

* No other customer had a percentage of the Company’s total gross sales greater than 5% during the six months ended June 30, 2005 and 2004.

        Accounts receivable balances at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Accounts receivable:
Trade	$12,160,888	$15,750,828
Other	4,709	4,762
Less allowances:
Chargebacks	454,222	478,451
Discounts	231,029	344,846
Doubtful accounts	1,319,045	763,813

Accounts receivable, net of allowances	$10,161,301	$14,168,480

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

        Inventory balances at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Finished goods	$ 9,163,022	$ 8,420,499
Raw materials	1,699,827	1,908,535
Valuation reserve	(1,589,303)	(1,296,778)

Inventories, net	$ 9,273,546	$ 9,032,256

Note I – Accrued Expenses

        Accrued expenses balances at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Employee compensation	$ 1,531,507	$ 3,220,605
Rebate payable	97,932	44,775
Rebate liability	3,814,959	2,953,623
Deferred revenue	905,000	1,043,907
Return reserve	25,293,478	24,074,511
Legal settlement reserve
	1,750,000	1,750,000
Other	2,584,109	2,489,525

Accrued expenses	$35,976,985	$35,576,946

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

        The Company records an estimate for returns at the time of sale. The Company’s return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. The Company is required to estimate the level of sales, which will ultimately be returned pursuant to the Company’s return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company’s gross revenue to determine our net revenues. The Company’s estimates take into consideration historical returns and information obtained regarding the levels of inventory being held by the Company’s customers, as well as overall purchasing patterns by its customers. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience, including as a result of the execution of Inventory Management or Distribution Service Agreements (“DSAs”) in 2005 (but effective as of 2004), the Company’s obtaining customer inventory data from the Company’s four largest customers, a change in these customers’ market dynamics becoming evident during 2005, the Company’s having subsequent return visibility relating to June 30, 2005 and prior during 2005 and year-to-date 2006, and the Company’s having increased generic competition. If the Company over or under estimates the level of sales, which will ultimately be returned, there may be a material impact to the Company’s financial statements.

Note J – Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On June 30, 2005 and December 31, 2004, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

        The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $1.6 million.

Note K – Incentive and Non-Qualified Stock Option Plan

        During the six months ended June 30, 2005, the Company granted 8,000 options at exercise prices ranging from $9.04 to $10.70 to employees, canceled 10,250 options, and exercised 250 options, generating proceeds to the Company of $422 and a tax benefit of $700.

        During the six months ended June 30, 2004, the Company granted 93,200 options at exercise prices ranging from $21.05 to $25.75 to employees and directors, canceled 17,999 options, and exercised 297,669 options and warrants, generating proceeds to the Company of $750,052 and a tax benefit of $266,511.

        All options issued during the six months ended June 30, 2005 and 2004 were at or above the market price on the date of grant.

        The Company applies the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions for grants during the six months ended June 30, 2005 and 2004: no dividend yield; expected volatility of 60%; risk-free interest rate of 5%; and expected life of four years for directors and officers and two years for others.

Note L – Related Party Transactions

Transactions With Shareholders and Officers

        The Company leases approximately 33,000 square feet of office and warehouse space, respectively, at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s

Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $103,000 and $120,000 for the three months ended June 30, 2005 and 2004, respectively, and $206,000 and $235,000 for the six months ended June 30, 2005 and 2004, respectively.

Transactions With an Affiliated Company

        During the six months ended June 30, 2004, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) (“Medimetrik”), an affiliate, in the amount of $35,000. Daniel Glassman and his spouse, Iris Glassman, are majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to the Company in June 2004 after it was sold to an unrelated third party.

Note M – Recent Accounting Pronouncements

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

        In October 2004, the Emerging Issues Task Force (the “EITF”) of the FASB reached a consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-8”), which requires all shares that are contingently issuable under the Company’s outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the “if converted”method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if the Company’s common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF

04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on the Company’s diluted earnings per share.

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

Note N – Commitments & Contingencies

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

Note O – Credit Facility and Senior Subordinated Convertible Notes

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

        Amounts outstanding under the Old Facility accrued interest at the Company’s choice from time to time of either (i) the base rate (which was equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon the Company’s leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon the Company’s leverage ratio. In addition, the lenders under the Old Facility were entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit. As of June 30, 2005, the interest rate for the Old Facility was 7.8%.

        At June 30, 2005, $63.75 million under the term loan was outstanding and no amounts were outstanding under the revolving credit facility.

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

        As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006, the Company has classified as long-term liability $29 million that would have otherwise been shown as current as a result of the default.

Note P – Purchase of Bioglan Pharmaceuticals Company

        The following data sets forth the combined consolidated results of operations for the three and six months ended June 30, 2005 in comparison to the pro forma results for the three and six months ended June 30, 2004 as if the purchase had taken place on January 1, 2004. The pro forma data gives effect to actual operating results prior to the purchase with adjustments for interest income, interest expense, intangible amortization expense, foreign currency gain or losses and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

        The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (pro forma)	2005	2004 (pro forma)
Net sales	$ 28,189,779	$ 45,288,955	$ 61,392,580	$ 84,005,183

Net income	114,400	8,570,049	2,268,353	14,943,111

Basic net income per
share	$ 0.01	$ 0.55	$ 0.14	$ 0.96

Diluted net income
per share	$ 0.01	$ 0.48	$ 0.14	$ 0.84

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

Note Q – Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004

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

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or contained or incorporated by reference in this Form 10-Q constitute “forward-looking statements”within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

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

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,”“could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,”“believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

        The following table sets forth certain data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Gross profit	85.2%	91.2%	85.0%	91.4%
Operating expenses	80.4%	59.9%	75.0%	55.3%
Operating income	4.8%	31.3%	10.0%	36.1%
Interest income	1.9%	3.5%	1.5%	3.2%
Interest expense	6.1%	2.3%	5.5%	2.2%
Income tax expense	0.2%	12.9%	2.3%	14.7%

Net income	0.4%	19.6%	3.7%	22.4%

        NET SALES for the three months ended June 30, 2005 were $28,190,000, representing an increase of $5,235,000, or approximately 23%, from $22,955,000 for the three months ended June 30, 2004.

        For the three months ended June 30, 2005, Doak Dermatologics’ Net Sales were $12,241,000, representing a decrease of $5,112,000, or approximately 29%, from $17,353,000 for the three months ended June 30, 2004. The decrease in Net Sales was led by declines in CARMOL®40 of $5,605,000 and LIDAMANTLE®HC of $447,000, and in comparison to a newly launched product during the same period last year, KERALAC™ LOTION, of $2,251,000. Doak’s Net Sales decrease were partially offset by new product sales from KERALAC™ CREAM, launched in the First Quarter 2005, of $2,555,000, and an increase in other products of $636,000.

        For the three months ended June 30, 2005, Kenwood Therapeutics’ Net Sales were $4,825,000, representing a decrease of $777,000, or approximately 14%, from $5,602,000 for the three months ended June 30, 2004. The decrease in Net Sales was primarily due to a decrease in ANAMANTLE® HC 14 of $1,552,000 and other products of $81,000. Kenwood’s decrease in Net Sales were partially offset by an increase in PAMINE® FORTE of $582,000 and new product sales of ANAMANTLE® HC CREAM KIT, launched in Fourth Quarter 2004, of $274,000.

        On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals. The Bioglan Net Sales for the three months ended June 30, 2005 were $11,124,000, which were comprised of Net Sales of ADOXA® of $6,567,000, SOLARAZE® of $2,710,000, ZONALON® of $1,114,000 and other products of $733,000.

        Net Sales for the six months ended June 30, 2005 were $61,393,000, representing an increase of $13,371,000, or approximately 28%, from $48,022,000 for the six months ended June 30, 2004.

        For the six months ended June 30, 2005, Doak Dermatologics’ Net Sales were $23,010,000, representing a decrease of $11,845,000, or approximately 34%, from $34,855,000 for the six months ended June 30, 2004. The decrease in Net Sales was led by declines in CARMOL®40 of $12,077,000, LIDAMANTLE®HC of $1,932,000, and other products of $2,188,000. Doak’s Net Sales decrease was partially offset by new product sales from KERALAC™ CREAM, launched in the First Quarter 2005, of $4,352,000.

        For the six months ended June 30, 2005, Kenwood Therapeutics’ Net Sales were $10,554,000, representing a decrease of $2,613,000, or approximately 20%, from $13,167,000 for the six months ended June 30, 2004. The decrease in Net Sales was primarily due to a decrease in ANAMANTLE® HC 14 of $3,771,000, DECONAMINE® of $1,035,000, and other products of $393,000. Kenwood’s decrease in Net Sales were partially offset by an increase in PAMINE® FORTE of $1,572,000 and new product sales of ANAMANTLE® HC CREAM KIT, launched in Fourth Quarter 2004, of $1,014,000.

        The Bioglan Net Sales for the six months ended June 30, 2005 were $27,829,000, which were comprised of Net Sales of ADOXA® of $20,268,000, SOLARAZE® of $4,338,000, ZONALON® of $1,880,000 and other products of $1,343,000.

        The Net Sales during the three and six months ended June 30, 2005 were negatively impacted by primarily the following:

•	An increase in generic or therapeutically equivalent products competing on price. In particular, the three and six months ended June 30, 2005 were negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth

Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC™ GEL and LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005) and ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005). As a result of the generic competition noted above and the subsequent introduction of generic competition for KERALAC™ CREAM (Third Quarter 2005), and ADOXA® 50mg and 100mg (Fourth Quarter 2005), we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.
•	In 2005 (but effective as of 2004), we entered into DSAs with our two largest wholesale customers with effective dates covering the three and six months ended June 30, 2005. In exchange for a set fee, the wholesalers agreed to provide us with certain information regarding product stocking and out-movement, to maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services. We and the wholesale customers agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, the DSAs contributed to decreased Net Sales due to reduced purchases of our products and increased product returns.
•	Previous to the three and six months ended June 30, 2005, major drug wholesalers and some chain drug stores, bought and sold with each other in order to take advantages of selling and buying pharmaceutical products below the pharmaceutical companies’ wholesale prices. These lower prices were available due to the drug wholesalers’ speculative buying before price increases, creating lower cost inventory in comparison to pharmaceutical companies’ then existing wholesale prices. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have substantially eliminated buying and selling among drug wholesalers. Chain drug stores have also implemented the same programs. In particular, in addition to the increase in generic competition noted above, our sales to Quality King decreased as a result of their decrease in potential resale locations.

        The partially offsetting increases in our Net Sales for Doak and Kenwood were primarily the result of new product launches of KERALAC™ and ANAMANTLE® HC CREAM KIT. Further, some of the new product launches, namely KERALAC™ CREAM and ANAMANTLE® HC CREAM KIT, were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of June 30, 2005, we had $217,000 of orders on backorder as a result of us being out of stock, which were subsequently shipped and recognized in the Third Quarter 2005.

        We estimate our prescription demand, net of charges against sales, based upon information received from NDCHealth, for the three and six months ended June 30, 2005, to be approximately $39 million and $79 million, respectively. Our prescription Net Sales recorded during the three and six months ended June 30, 2005 were approximately $27 million and $58 million, respectively, which includes initial stocking by our customers for newly launched products. The approximate $12 million and $21 million difference between the prescription demand and our recorded Net Sales for the three and six months ended June 30, 2005, respectively, is primarily due to our wholesale customers decreasing their inventory of our products in accordance with the DSAs and the substantial elimination of buying and selling among drug wholesalers.

        The following table summarizes the changes in the return reserve during the three and six months ended June 30, 2005 and 2004:

Three Months Ended June 30, 2005
Return reserve at March 31, 2005	$ 25,582,960
Product returns during the three months ended June 30, 2005	(3,254,557)
Provision	2,965,075

Return reserve at June 30, 2005	$ 25,293,478

Three Months Ended June 30, 2004
Return reserve at March 31, 2004	$ 1,008,269
Product returns during the three months ended June 30, 2004	(1,298,106)
Provision	1,556,366

Return reserve at June 30, 2004	$ 1,226,529

Six Months Ended June 30, 2005
Return reserve at December 31, 2004	$ 24,074,511
Product returns during the six months ended June 30, 2005	(6,486,222)
Provision	7,705,189

Return reserve at June 30, 2005	$ 25,293,478

Six Months Ended June 30, 2004
Return reserve at December 31, 2003	$ 925,685
Product returns during the six months ended June 30, 2004	(1,918,710)
Provision	2,259,554

Return reserve at June 30, 2004	$ 1,266,529

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

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in Net Sales from our products. If Net Sales of KERALAC™, ADOXA®, SOLARAZE®, ZODERM®, ROSULA®, ANAMANTLE®HC, PAMINE® or other Company products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those Net Sales, our Net Sales and profitability would decrease.

        COST OF SALES for the three months ended June 30, 2005 were $4,147,000, representing an increase of $2,146,000, or approximately 107%, from $2,001,000 for the three months ended June 30, 2004. Cost of sales for the six months ended June 30, 2005 were $9,189,000, representing an increase of $5,034,000, or approximately 121%, from $4,155,000 for the six months ended June 30, 2004. The gross profit percentage for both the three and six months ended June 30, 2005 was 85% in comparison to 91% for the same periods the prior year. The decrease in the gross profit percentage for the three and six months ended June 30, 2005 is principally due to the acquired Bioglan products having lower gross profit percentage in comparison to our legacy products. For the three months ended June 30, 2005, Doak’s gross profit percentage was 90%, Kenwood’s gross profit percentage was 89% and Bioglan’s gross profit percentage was 78%. For the six months ended June 30, 2005, Doak’s gross profit percentage was 90%, Kenwood’s gross profit percentage was 87% and Bioglan’s gross profit percentage was 80%.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2005 were $20,100,000, representing an increase of $6,658,000, or 50%, compared to $13,442,000 for same period the prior year. Selling, general and administrative expenses for the six months ended June 30, 2005 were $40,978,000, representing an increase of $15,039,000, or 58%, compared to $25,939,000 for the six months ended June 30, 2004. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing, including Bioglan products, to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands and increased professional fees primarily related to the SEC inquiry. The following table sets forth the increase in certain expenditures:

	Change from the Three Months Ended June 30, 2005 in Comparison to June 30, 2004	Change from the Six Months Ended June 30, 2005 in Comparison to June 30, 2004
Payroll Expense	$1,715,000	$4,305,000
Travel and
Entertainment*	61,000	520,000
Advertising and
Promotional Costs	186,000	1,919,000
Professional Fees	2,310,000	4,263,000

* Increases in travel and entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.

        During the three and six months ended June 30, 2005, the Company expensed $1,939,000 and $3,372,000, respectively, in professional fees relating to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 71% for the three months ended June 30, 2005, representing an increase of 12% compared to 59% for the same period the prior year. Selling, general and administrative expenses as a percentage of Net Sales were 67% for the six months ended June 30, 2005, representing an increase of 13% compared to 54% for the six months ended June 30, 2004. The increases in the percentages were primarily a result of increased spending on sales and marketing and the related payroll, travel and entertainment, advertising and promotional costs, and professional fees and other costs without the proportionate increase in Net Sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 2005 were $2,570,000, representing an increase of $2,259,000 from $311,000 in the three months ended June 30, 2004. Depreciation and amortization expenses for the six months ended June 30, 2005 were $5,043,000, representing an increase of $4,401,000 from $642,000 in the six months ended June 30, 2004. The increases in depreciation and amortization expenses were primarily due to the purchase of amortizable intangibles and property and equipment relating to the Bioglan acquisition in August 2004.

        LOSS ON INVESTMENT for the three and six months ended June 30, 2005 were $1,000 and $4,000, respectively, in comparison to a gain on investment of $31,000 for the six months ended June 30, 2004.

        INTEREST INCOME for the three and six months ended June 30, 2005 was $534,000 and $911,000, respectively, representing a decrease of $263,000 and $625,000 from the three and six months ended June 30, 2004. The decreases in interest income were primarily the result of our cash and cash equivalents and short-term investments decreasing in comparison to the same periods the prior year due to the Bioglan acquisition.

        INTEREST EXPENSE for the three and six months ended June 30, 2005 was $1,717,000 and $3,366,000, respectively, representing an increase of $1,181,000 and $2,320,000 from the three and six months ended June 30, 2004. The increases in the interest expense were a result of our entering into the $125 million Old Facility in September 2004.

        INCOME TAX EXPENSE for the three and six months ended June 30, 2005 was $73,000 and $1,456,000, respectively, representing a decrease of $2,881,000 and $5,595,000 from the three and six months ended June 30, 2004. The decrease in income tax expense was due to a decrease in income before income tax expense. The effective tax rates used to calculate the income tax expense for the three and six months ended June 30, 2005 were approximately 39%. The effective tax rates used to calculate the income tax expense for the three and six months ended June 30, 2004 were approximately 40%.

        NET INCOME for the three months ended June 30, 2005 was $114,000, representing a decrease of $4,349,000, or 97%, from $4,508,000 for the three months ended June 30, 2004. Net income as a percentage of Net Sales for the three months ended June 30, 2005 was 0%, representing a decrease of 20% compared to 20% for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $2,268,000, representing a decrease of $8,488,000, or 79%, from $10,756,000 for the six months ended June 30, 2004. Net income as a percentage of Net Sales for the six months ended June 30, 2005 was 4%, representing a decrease of 18% compared to 22% for the six months ended June 30, 2004. The decreases in net income in the aggregate were principally due to increases in selling, general and administrative expenses, depreciation and amortization expenses and interest expenses and decreases in interest incomes, partially offset by increases in gross profits.

        Doak’s net income for the three months ended June 30, 2005 was $580,000, representing a decrease of $3,818,000, from $4,398,000 for the three months ended June 30, 2004. Kenwood’s net loss for the three months ended June 30, 2005 was $464,000, representing a decrease of $574,000, from net income of $110,000 for the three months ended June 30, 2004.

Bioglan’s net loss for the three months ended June 30, 2005 was $2,000. Doak’s net loss for the six months ended June 30, 2005 was $234,000, representing a decrease of $9,382,000, from net income of $9,148,000 for the six months ended June 30, 2004. Kenwood’s net loss for the six months ended June 30, 2005 was $743,000, representing a decrease of $2,350,000, from net income of $1,607,000 for the six months ended June 30, 2004. Bioglan’s net income for the six months ended June 30, 2005 was $3,245,000.

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

Liquidity and Capital Resources

        Our cash and cash equivalents and short-term investments were $74,193,000 at June 30, 2005 and $76,331,000 at December 31, 2004. Cash provided by operating activities for the six months ended June 30, 2005 was $6,129,000. The sources of cash primarily resulted from net income of $2,268,000 plus non-cash charges for depreciation and amortization of $5,043,000; non-cash charges for amortization of deferred financing costs of $470,000; an increase in reserves for returns of $1,219,000, primarily due to accruing for potential returns relating to new products launched during the six months ended June 30, 2005; an increase in the rebate reserve of $861,000, primarily due to slower payments by us to the managed care providers; an increase in the inventory valuation reserve of $293,000; an increase in allowance for doubtful accounts of $555,000; a decrease in prepaid expenses and other of $583,000; a decrease of deferred tax assets of $2,590,000; a decrease in accounts receivable of $3,452,000, primarily due to increased cash collections; and an increase in accounts payable of $379,000. The sources of cash were partially offset by an increase in inventories of $534,000, primarily due to slower purchases of our finished goods; a decrease in accrued expenses of $1,680,000, primarily due to payment of employee bonuses during the six months ended June 30, 2005; and an increase in prepaid income taxes of $9,375,000, primarily overpayment of income tax expense in comparison to actual results during the six months ended June 30, 2005.

        Cash provided by investing activities for the six months ended June 30, 2005 was $11,542,000, resulting from net sales of short-term investments of $12,132,000; partially offset by acquisition costs relating to the Bioglan acquisition of $40,000 and purchase of property and equipment of $550,000.

        Cash used in financing activities for the six months ended June 30, 2005 was $7,705,000, resulting from payments of notes payable of $30,000; payment of scheduled term note of $7,500,000 and the purchase of treasury shares for $209,000; partially offset by distribution of treasury shares valued at $33,000 to fund our 401(k) plan.

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

        At June 30, 2005, $63.75 million under the Old Facility’s term loan was outstanding and no amounts under the Old Facility’s revolving line of credit were outstanding.

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

As of June 30, 2005, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Term Loan(b)	Convertible Notes due 2013(c)	Other	Minimum Inventory Purchases(d)
July 1, 2005 to
December 31, 2005	$ 795,592	$ 23,756	$ 7,500,000	$ —	$ 60,085	$ 267,000
Fiscal 2006	1,840,228	24,196	15,000,000	—	120,000	1,275,000
Fiscal 2007	1,676,641	6,609	15,000,000	—	120,000	1,000,000
Fiscal 2008	1,308,522	5,925	15,000,000	—	120,000	1,100,000
Fiscal 2009	780,542	—	11,250,000	—	120,000	—
Fiscal 2010	41,983	—	—	—	120,000	—
Thereafter	—	—	—	37,000,000	—	—

	$6,443,508	$ 60,486	$63,750,000	$37,000,000	$ 660,085	$3,642,000

(a)	Lease amounts include interest and minimum lease payments.
(b)	Includes principal payments, not interest payments due to amounts are variable depending the prevailing rate during the period. On November 14, 2005, we repaid all amounts due under the $125 Old Facility, including the term loan.
(c)	On November 14, 2005, we repaid all amounts due under the Notes.
(d)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note J.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2004.

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

        Revenue recognition. Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting: Bulletin No. 104, “Revenue Recognition in Financial Statements. “ Accordingly, revenue is recognized when all four of the following criteria are met:

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and then respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2005 and December 31, 2004, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

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

        As of June 30, 2005, we had the following outstanding debt with fixed rate interest:

Period	Debt (a)	Average Fixed Rate Interest
July 1, 2005 to December 31, 2005	$ 17,443	6.77%
Fiscal 2006	10,067	6.50%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Fiscal 2009	—	N/A
Fiscal 2010	—	N/A
Thereafter	37,000,000	4.00%

(a)	Debt amounts include all interest except for convertible Notes and minimum debt payments. On November 14, 2005, we repaid all amounts under the convertible Notes and the related Indenture, including all default interest and other payments.

        Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4. Controls and Procedures

Internal Control over Financial Reporting as of June 30, 2005

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

Changes in Internal Control

        Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005.

        Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting noted above. While these material weaknesses do not have an effect on our results reported in this Quarterly Report on Form 10-Q, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirement enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite these deficiencies in our disclosure controls, management believes that there are no material inaccuracies or ommisions of material facts in this Report. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

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

The following table summarizes our repurchases of our common stock since January 1, 20051:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Repurchased Under the Plan
January 1, 2005 to
January 31, 2005	14,000	$14.91	36,000	$7,377,290

February 1, 2005 to
February 15, 2006	—	N/A	—	$7,377,290

1 During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

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

