Form 10-Q
period 2005-09-30
BRADLEY PHARMACEUTICALS INC
filed 2006-03-03
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

1

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004 (a)
Assets
Current assets:
Cash and cash equivalents	$ 67,782,256	$ 52,911,543
Short-term investments	8,679,249	23,419,711
Accounts receivable, net	16,310,442	14,168,480
Inventories, net	6,193,751	9,032,256
Deferred tax assets	10,493,758	12,663,542
Prepaid expenses and other	3,776,024	3,489,025
Prepaid income taxes	8,577,252	2,012,706

Total current assets	121,812,732	117,697,263

Property and equipment, net	1,628,172	1,681,112
Intangible assets, net	153,691,153	160,711,414
Goodwill	27,478,307	26,930,953
Deferred tax assets	—	1,272,010
Deferred financing costs	4,694,383	5,399,670
Other assets	16,229	6,229

Total assets	$309,320,976	$313,698,651

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 33,087,770	$ 38,355,949
4% convertible senior subordinated notes due 2013	37,000,000	37,000,000
Accounts payable	5,126,264	5,949,234
Accrued expenses	33,938,553	35,576,946
Deferred tax liabilities	443,699	—

Total current liabilities	109,596,286	116,882,129

Long-term debt, less current maturities	27,014,752	33,052,630

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; no shares issued	—	—
Common stock, $0.01 par value; shares authorized: 26,400,000; issued and outstanding: 16,443,617 at September 30, 2005 and 16,407,367 at December 31, 2004	164,436	164,073
Class B common stock, $0.01 par value; shares authorized: 900,000; issued and outstanding: 429,752 at September 30, 2005 and at December 31, 2004	4,298	4,298
Additional paid-in capital	133,566,934	133,413,314
Retained earnings	42,298,285	33,348,092
Unrealized loss on available-for-sale securities	(32,835)	(78,260)
Treasury stock, 877,058 and 865,812 shares at cost at September 30, 2005 and at December 31, 2004, respectively	(3,291,180)	(3,087,625)

Total stockholders’ equity	172,709,938	163,763,892

Total liabilities and stockholders’ equity	$ 309,320,976	$ 313,698,651

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$ 41,045,301	$ 27,452,698	$ 102,437,881	$ 75,474,720
Cost of sales	5,913,926	2,432,910	15,102,767	6,588,392

	35,131,375	25,019,788	87,335,114	68,886,328

Selling, general and administrative	19,407,163	16,923,334	60,004,036	42,344,394
Depreciation and amortization	2,570,220	1,617,615	7,612,761	2,260,094
Research and development	814,757	114,474	1,196,183	632,148
Gain on investments	(131,570)	(3,952)	(128,002)	(35,328)
Interest income	(478,355)	(368,135)	(1,389,256)	(1,903,896)
Interest expense	1,977,320	1,690,663	5,343,199	2,736,406

	24,159,535	19,973,999	72,638,921	46,033,818

Income before income tax expense	10,971,840	5,045,789	14,696,193	22,852,510
Income tax expense	4,290,000	1,998,000	5,746,000	9,049,000

Net income	$ 6,681,840	$ 3,047,789	$ 8,950,193	$ 13,803,510

Basic net income per common share	$ 0.42	$ 0.19	$ 0.56	$ 0.88

Diluted net income per common share	$ 0.38	$ 0.18	$ 0.53	$ 0.79

Shares used in computing basic
net income per common share	15,970,000	15,690,000	15,960,000	15,610,000

Shares used in computing
diluted net income per
common share	18,170,000	18,410,000	18,160,000	18,400,000

See accompanying notes to consolidated financial statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$ 8,950,193	$ 13,803,510
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,612,761	2,260,094
Amortization of deferred financing costs	705,287	350,617
Deferred income taxes	3,885,493	(186,100)
Increase in allowance for doubtful accounts	1,157,861	85,086
Increase (decrease) in return reserve	(2,755,270)	256,119
Increase in inventory valuation reserve	523,078	73,061
Increase in rebate reserve	1,787,755	818,064
Gain on short-term investments	(128,002)	(35,328)
Tax benefit due to exercise of non-qualified
options and warrants	76,568	361,653
Noncash compensation for services	—	125,036
Changes in operating assets and liabilities:
Accounts receivable	(3,299,823)	(5,655,753)
Inventories	2,315,427	(1,218,094)
Prepaid expenses and other	(296,999)	(1,258,167)
Accounts payable	(822,970)	(579,658)
Accrued expenses	(670,878)	1,699,741
Prepaid income taxes	(6,564,546)	(2,619,067)

Net cash provided by operating activities	12,475,935	8,280,814
Cash flows from investing activities:
Sales (purchases) of short-term investments- net	14,913,889	10,600,832
Purchase of intangible asset	—	(2,600,000)
Purchase of Bioglan Pharmaceuticals net assets	—	(189,760,615)
Acquisition costs	(547,354)	—
Purchases of property and equipment	(539,560)	(556,338)

Net cash provided by (used in) investing activities	13,826,975	(182,316,121)
Cash flows from financing activities:
Payment of notes payable	(56,057)	(23,511)
Payment of term note	(11,250,000)	—
Proceeds from term note	—	75,000,000
Proceeds from bridge loan	—	50,000,000
Payment of bridge loan	—	(50,000,000)

Payment of deferred financing costs associated
with term note and loan	—	(3,347,397)
Proceeds from exercise of stock options and warrants	49,777	1,133,412
Payment of registration costs	—	(76,963)
Purchase of treasury shares	(208,805)	(418,077)
Distribution of treasury shares	32,888	145,336

Net cash (used in) provided by financing activities	(11,432,197)	72,412,800

Net increase (decrease) in cash and cash equivalents	14,870,713	(101,622,507)
Cash and cash equivalents at beginning of period	52,911,543	144,488,208

Cash and cash equivalents at end of period	$ 67,782,256	$ 42,865,701

(Continued)

6

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,357,000	$1,095,000

Income taxes	$8,378,000	$9,108,000

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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of September 30, 2005, and its results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

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

        The results reported for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for a full year.

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

	Three Months Ended
	September 30, 2005	September 30, 2004
Net income, as reported	$6,681,840	$3,047,789
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	187,356	443,166

Pro forma net income for basic computation	$6,494,484	$2,604,623

Net income, as reported	$6,681,840	$3,047,789
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	187,356	443,166
Add: After-tax interest expense and other from 4%
convertible senior subordinated notes due 2013	253,979	253,723

Pro forma net income for diluted computation	$6,748,463	$2,858,346

Net income per share:
Basic- as reported	$ 0.42	$ 0.19

Basic- pro forma	$ 0.41	$ 0.17

Diluted- as reported	$ 0.38	$ 0.18

Diluted- pro forma	$ 0.37	$ 0.16

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net income, as reported	$8,950,193	$13,803,510
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	755,785	1,385,633

Pro forma net income for basic computation	$8,194,408	$12,417,877

Net income, as reported	$8,950,193	$13,803,510
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	755,785	1,385,633
Add: After-tax interest expense from 4%
convertible senior subordinated notes due 2013	761,937	761,107

Pro forma net income for diluted computation	$8,956,345	$13,178,984

Net income per share:
Basic- as reported	$ 0.56	$ 0.88

Basic- pro forma	$ 0.51	$ 0.80

Diluted- as reported	$ 0.53	$ 0.79

Diluted- pro forma	$ 0.49	$ 0.72

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic shares	15,970,000	15,690,000	15,960,000	15,610,000
Dilution:
Stock options and warrants	350,000	870,000	350,000	940,000
Convertible notes	1,850,000	1,850,000	1,850,000	1,850,000

Diluted shares	18,170,000	18,410,000	18,160,000	18,400,000

Net income as reported	$ 6,681,840	$ 3,047,789	$ 8,950,193	$13,803,510
After-tax interest expense
and other from
convertible notes	253,979	253,723	761,937	761,170

Adjusted net income	$ 6,935,819	$ 3,301,512	$ 9,712,130	$14,564,680

Basic income per share	$ 0.42	$ 0.19	$ 0.56	$ 0.88

Diluted income per share	$ 0.38	$ 0.18	$ 0.53	$ 0.79

        In addition to stock options and warrants included in the above computation for the three and nine months ended September 30, 2005, options and warrants to purchase 656,569 and 659,236 shares of common stock at prices ranging from $11.45 to $27.12 and $11.18 to $27.12 per share were outstanding for purpose of calculating per share amounts for the three and nine months ended September 30, 2005, respectively. Further, in addition to stock options and warrants included in the above computation for the three and nine months ended September 30, 2004, options and warrants to purchase 180,000 and 123,500 shares of common stock at prices ranging from $24.25 to $26.68 and $24.85 to $26.68 per share were outstanding, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock for the period and, therefore, their effect would be anti-dilutive.

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

Note D - Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Comprehensive income:
Net income	$6,681,840	$3,047,789	$8,950,193	$ 13,803,510
Other comprehensive income (loss):
Net unrealized gain (loss)
on available for sale securities	14,780	484,809	45,425	(30,517)

Comprehensive income	$6,696,620	$3,532,598	$8,995,618	$ 13,772,993

Note E - Business Segment Information

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

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the three segments is for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net sales:
Doak Dermatologics, Inc.	$14,977,006	$ 17,461,269	$ 37,986,614	$52,315,809
Bioglan Pharmaceuticals Corp.	19,055,211	3,708,918	46,884,109	3,708,918
Kenwood Therapeutics	7,013,084	6,282,511	17,567,158	19,449,993

	$41,045,301	$ 27,452,698	$102,437,881	$75,474,720

Depreciation and amortization:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Doak Dermatologics, Inc.	$ 131,948	$ 131,306	$ 395,825	$ 242,214
Bioglan Pharmaceuticals Corp.	2,121,919	1,214,717	6,276,915	1,214,717
Kenwood Therapeutics	316,353	271,592	940,021	803,163

	$ 2,570,220	$ 1,617,615	$ 7,612,761	$ 2,260,094

Income (loss) before income tax (benefit):
Doak Dermatologics, Inc.	$ 5,381,098	$ 5,269,616	$ 4,998,417	$ 20,414,935
Bioglan Pharmaceuticals Corp.	4,853,692	(53,016)	10,181,987	(53,016)
Kenwood Therapeutics	737,050	(170,811)	(484,211)	2,490,591

	$10,971,840	$ 5,045,789	$ 14,696,193	$ 22,852,510

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ 2,103,000	$ 2,087,000	$ 1,954,000	$ 8,084,000
Bioglan Pharmaceuticals Corp.	1,898,000	(21,000)	3,981,000	(21,000)
Kenwood Therapeutics	289,000	(68,000)	(189,000)	986,000

	$ 4,290,000	$ 1,998,000	$ 5,746,000	$ 9,049,000

Net income (loss):
Doak Dermatologics, Inc.	$ 3,278,098	$ 3,182,616	$ 3,044,417	$ 12,330,935
Bioglan Pharmaceuticals Corp.	2,955,692	(32,016)	6,200,987	(32,016)
Kenwood Therapeutics	448,050	(102,811)	(295,211)	1,504,591

	$ 6,681,840	$ 3,047,789	$ 8,950,193	$ 13,803,510

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$14,427,678	$ 16,972,155	$ 36,053,023	$ 50,971,007
Other countries	549,328	489,114	1,933,591	1,344,802

	$14,977,006	$ 17,461,269	$ 37,986,614	$ 52,315,809

Bioglan Pharmaceuticals Corp.
United States	$18,994,796	$ 3,708,152	$ 46,628,471	$ 3,708,152
Other countries	60,415	766	255,638	766

	$19,055,211	$ 3,708,918	$ 46,884,109	$ 3,708,918

Kenwood Therapeutics
United States	$ 6,936,284	$ 6,254,017	$ 17,270,992	$ 19,273,056
Other countries	76,800	28,494	296,166	176,937

	$ 7,013,084	$ 6,282,511	$ 17,567,158	$ 19,449,993

Net sales by category:
Dermatology and podiatry	$34,032,217	$ 21,170,187	$ 84,870,723	$ 56,024,727
Gastrointestinal	5,475,691	5,226,136	13,031,522	13,926,035
Respiratory	1,028,227	803,522	3,061,510	4,049,154
Nutritional	466,392	185,541	1,298,576	1,226,535
Other	42,774	67,312	175,550	248,269

	$41,045,301	$ 27,452,698	$ 102,437,881	$ 75,474,720

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

        The following is a summary of available-for-sale securities at September 30, 2005:

	Cost	Gross Unrealized Loss	Gross Fair Value
Municipal bonds	$8,712,084	$32,835	$8,679,249

Total available-for-sale
securities	$8,712,084	$32,835	$8,679,249

        During the three and nine months ended September 30, 2005, the Company had gross realized gain on investment of $131,570 and $128,002, respectively. During the three and nine months ended September 30, 2004, the Company had a gross realized gain on investment securities of $3,952 and $35,328, respectively. The net adjustment to unrealized gain or loss during the three and nine months ended September 30, 2005 on available-for-sale securities included in stockholders’ equity totaled a gain of $14,780 and $45,425, respectively. The net adjustment to unrealized gain or loss during the three and nine months ended September 30, 2004 on available-for-sale securities included in stockholders’ equity totaled a gain of $484,809 for the three months ended September 30, 2004 and a loss of $30,517 for the nine months September 30, 2004. The Company views its available-for-sale securities as available for current operations.

The Company had no held-to-maturity investments at September 30, 2005.

Note G - Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 79% of gross trade accounts receivable at September 30, 2005. On September 30, 2005, Cardinal Health, Inc. owed 38% of gross trade accounts receivable to the Company, McKesson Corporation owed 36% of gross trade accounts receivable to the Company and AmerisourceBergen Corporation owed 5% of gross trade accounts receivable to the Company.

        In addition, historically, the Company’s four largest customers accounted for 85% and 83% of the gross sales for the three and nine months ended September 30, 2005 and 87% of gross sales for both the three and nine months ended September 30, 2004, respectively.

        The following table presents a summary of sales to these customers, who are wholesalers, during the three months ended September 30, 2005 and 2004 as a percentage of the Company’s total gross sales:

Customer*	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
AmerisourceBergen Corporation	8%	8%
Cardinal Health, Inc.	40%	50%
McKesson Corporation	36%	16%
Quality King, Inc.	1%	13%

Total	85%	87%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the three months ended September 30, 2005 and 2004.

        The following table presents a summary of sales to these customers, who are wholesalers, during the nine months ended September 30, 2005 and 2004 as a percentage of the Company’s total gross sales:

Customer*	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
AmerisourceBergen Corporation	14%	12%
Cardinal Health, Inc.	38%	37%
McKesson Corporation	30%	23%
Quality King, Inc.	1%	15%

Total	83%	87%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the nine months ended September 30, 2005 and 2004.

        Accounts receivable balances at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Accounts receivable:
Trade	$19,007,348	$15,750,828
Other	4,477	4,762
Less allowances:
Chargebacks	435,290	478,451
Discounts	344,419	344,846
Doubtful accounts	1,921,674	763,813

Accounts receivable, net of allowances	$16,310,442	$14,168,480

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

        Inventory balances at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Finished goods	$ 6,928,791	$ 8,420,499
Raw materials	1,084,816	1,908,535
Valuation reserve	(1,819,856)	(1,296,778)

Inventories, net	$ 6,193,751	$ 9,032,256

Note I - Accrued Expenses

        Accrued expenses balances at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Employee compensation	$ 1,578,102	$ 3,220,605
Rebate payable	1,052	44,775
Rebate liability	4,741,378	2,953,623
Deferred revenue	904,439	1,043,907
Return reserve	21,319,241	24,074,511
Legal settlement reserve	1,750,000	1,750,000
Other	3,644,341	2,489,525

Accrued expenses	$33,938,553	$35,576,946

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

        The Company records an estimate for returns at the time of sale. The Company’s return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. The Company is required to estimate the level of sales, which will ultimately be returned pursuant to the Company’s return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company’s gross revenue to determine our net revenues. The Company’s estimates take into consideration historical returns and information obtained regarding the levels of inventory being held by the Company’s customers, as well as overall purchasing patterns by its customers. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience, including as a result of the execution of Inventory Management or Distribution Service Agreements (“DSAs”) in 2005 (but effective as of 2004), the Company’s obtaining customer inventory data from the Company’s four largest customers, a change in these customers’ market dynamics becoming evident during 2005, the Company’s having subsequent return visibility relating to September 30, 2005 and prior during 2005 and year-to-date 2006, and the Company’s having increased generic competition. If the Company over or under estimates the level of sales, which will ultimately be returned, there may be a material impact to the Company’s financial statements.

Note J - Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On September 30, 2005 and December 31, 2004, the Company determined that no deferred tax asset valuation allowance is necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

        The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $1.6 million.

Note K - Incentive and Non-Qualified Stock Option Plan

        During the nine months ended September 30, 2005, the Company granted 12,000 options at exercise prices ranging from $9.04 to $10.85 to employees, canceled 61,186 options, and exercised 36,250 options, generating proceeds to the Company of $49,777 and a tax benefit of $76,568.

        During the nine months ended September 30, 2004, the Company granted 150,700 options at exercise prices ranging from $21.05 to $25.75 to employees and directors, canceled 23,833 options, and exercised 344,977 options and warrants, generating proceeds to the Company of $1,133,412 and a tax benefit of $361,653.

        All options issued during the nine months ended September 30, 2005 and 2004 were at or above the market price on the date of grant.

        The Company applies the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions for grants during the nine months ended September 30, 2005 and 2004: no dividend yield; expected volatility of 60%; risk-free interest rate of 5%; and expected life of four years for directors and officers and two years for others.

Note L - Related Party Transactions

Transactions With Shareholders and Officers

        The Company leases approximately 33,000 square feet of office and warehouse space, respectively, at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $194,000 and $257,000 for the three months ended September 30, 2005 and 2004, respectively, and $400,000 and $492,000 for the nine months ended September 30, 2005 and 2004, respectively.

Transactions With an Affiliated Company

        During the nine months ended September 30, 2004, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) (“Medimetrik”), an affiliate, in the amount of $29,000. Daniel Glassman and his spouse, Iris Glassman, are majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to the Company in June 2004 after it was sold to an unrelated third party.

Note M - Recent Accounting Pronouncements

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

Note N - Commitments & Contingencies

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

        The Company’s plan was to sub-lease the Malvern facilities after November 1, 2004, and expected that future sub-lease rentals would substantially offset lease costs under the existing Bioglan agreement, and no liability was recognized. On July 15, 2005, after unsuccessful attempts to secure a sub-tenant, the Company entered into a lease termination agreement with the landlord. This agreement includes payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment. The termination payment of $507,479 was recorded as an acquisition cost to goodwill during the Third Quarter 2005.

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

4. Co-Promotion Agreement

        During June 2005, the Company entered into a Co-Promotion Agreement with Mission Pharmacal, a privately-held pharmaceutical company specializing in Women’s Health, to co-

promote ANAMANTLE® HC to obstetricians and gynecologists. During February 2006, the Company and Mission agreed to terminate the Co-Promotion Agreement.

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

Note O - Credit Facility and Senior Subordinated Convertible Notes

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

        Amounts outstanding under the Old Facility accrued interest at the Company’s choice from time to time of either (i) the base rate (which was equal to the greater of the applicable prime rate or the federal funds rate plus 1/2 of 1%) plus 1.00% to 1.75%, depending upon the Company’s leverage ratio; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 2.00% to 2.75%, depending upon the Company’s leverage ratio. In addition, the lenders under the Old Facility were entitled to customary facility fees based on unused commitments under the facility and outstanding letters of credit. As of September 30, 2005, the interest rate for the Old Facility was 8.5%.

        At September 30, 2005, $60 million under the term loan was outstanding and no amounts were outstanding under the revolving credit facility.

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

        As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006, the Company has classified as long-term liability $27 million that would have otherwise been shown as current as a result of the default.

Note P - Purchase of Bioglan Pharmaceuticals Company

        The following data sets forth the combined consolidated results of operations for the three and nine months ended September 30, 2005 in comparison to the pro forma results for the three and nine months ended September 30, 2004 as if the purchase had taken place on January 1, 2004. The pro forma data gives effect to actual operating results prior to the purchase with adjustments for interest income, interest expense, intangible amortization expense, foreign currency gain or losses and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

        The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (pro forma)	2005	2004 (pro forma)
Net sales	$ 41,045,301	$ 29,687,380	$ 102,437,881	$ 113,692,563

Net income	6,681,840	1,916,715	8,950,193	17,030,982

Basic net income per share	$ 0.42	$ 0.12	$ 0.56	$ 1.09

Diluted net income per share	$ 0.38	$ 0.12	$ 0.53	$ 0.97

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

Note Q - Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements”and “Risk Factors” included in our Form 10-K for the year ended December 31, 2004.

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

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,””continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,””estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

        Our Doak Dermatologics and Bioglan Pharmaceuticals subsidiaries promote our branded dermatologic and podiatric products, including our ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, and ZONALON® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 125 representatives as of February 1, 2006. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA—Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of more than 44 representatives as of February 1, 2006. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA—Q® and GLUTOFAC®—ZX.

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

Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2004

        The restatement of the previously issued financial statements for the quarter ended September 30, 2004 was a result of a transaction previously recorded as a sale not meeting the criteria for being a sale. The transaction consisted of a sale of approximately $1 million of Deconamine(R) Syrup shipped and paid for in the Third Quarter 2004. The previously recorded sale was modified after the customer expressed its intentions to return the product in that we would accept all unsold product as of February 1, 2005, with credit granted against other trade amounts owed by the customer. As a result of the non-recognition of the transaction as a sale, our consolidated statement of income for the Third Quarter 2004 was adjusted and restated to reduce Net Sales by $1,043,907 to $27,452,698, net income by $613,594 to $3,047,789, and diluted net income per common share by $0.03 to $0.18 and our consolidated balance sheet as of September 30, 2004 was adjusted and restated to record $1,043,907 of deferred revenue.

        We subsequently restated the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The originally issued financial statements for the quarter ended September 30, 2004 should no longer be relied upon.

Results of Operations

        The following table sets forth certain data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Gross profit	85.6%	91.1%	85.3%	91.3%
Operating expenses	55.2%	67.9%	67.1%	59.9%
Operating income	30.4%	23.2%	18.2%	31.4%
Interest income	1.2%	1.3%	1.3%	2.5%
Interest expense	4.8%	6.1%	5.2%	3.6%
Income tax expense	10.5%	7.3%	5.6%	12.0%

Net income	16.3%	11.1%	8.7%	18.3%

        NET SALES for the three months ended September 30, 2005 were $41,045,000, representing an increase of $13,592,000, or approximately 50%, from $27,453,000 for the three months ended September 30, 2004.

        For the three months ended September 30, 2005, Doak Dermatologics’ Net Sales were $14,977,000, representing a decrease of $2,484,000, or approximately 14%, from $17,461,000 for the three months ended September 30, 2004. The decrease in Net Sales was led by declines in ZODERM® of $2,246,000, CARMOL®40 of $559,000, ROSULA® of $995,000, KERALAC™ LOTION of $2,252,000 and KERALAC™ GEL of $1,195,000. Doak’s Net Sales decrease were partially offset by new product sales from KERALAC™ CREAM, launched in the First Quarter 2005, of $1,952,000 and KERALAC™ NAILSTIK, launched in the Third Quarter 2005, of $1,032,000, and increases in other products of $1,779,000.

        For the three months ended September 30, 2005, Kenwood Therapeutics’ Net Sales were $7,013,000, representing an increase of $730,000, or approximately 12%, from $6,283,000 for the three months ended September 30, 2004. The increase in Net Sales were primarily due to an increase in PAMINE® FORTE of $1,489,000 and other products of $1,095,000 and new product sales of ANAMANTLE® HC CREAM KIT, launched in Fourth Quarter 2004, of $211,000 and ANAMANTLE® HC FORTE, launched in Third Quarter 2005, of $1,327,000. Kenwood’s increase in Net Sales were partially offset by a decrease in ANAMANTLE® HC 14 of $3,392,000.

        On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals. Bioglan Net Sales for the three months ended September 30, 2005 were $19,055,000, which were comprised of Net Sales of ADOXA® of $11,939,000, SOLARAZE® of $5,344,000, ZONALON® of $1,153,000 and other products of $619,000. Bioglan Net Sales for the three months ended September 30, 2004 (which includes only Bioglan Net Sales subsequent to our purchase) were $3,709,000, which were comprised of Net Sales of ADOXA® of $2,469,000, SOLARAZE® of $643,000, ZONALON® of $292,000 and other products of $305,000. In addition to the Bioglan results being partial quarter last year, Bioglan Net Sales during the same quarter were negatively impacted by lower wholesaler purchases as wholesalers reduced their inventory levels of Bioglan products.

        In 2005, we entered into DSAs with our two largest wholesale customers with effective dates covering the three and nine months ended September 30, 2005. In exchange for a set fee, the wholesalers agreed to provide us with certain information regarding product stocking and out-movement, to maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services. We and the wholesale customers agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, the DSAs contributed to decreased Net Sales during the quarters ended March 31, 2005 and June 30, 2005. However, we believe that during the quarter ended September 30, 2005 product purchases by our two largest wholesale customers became more inline with the prescription demand for our products since the agreed upon inventory levels required by our DSAs were essentially realized. We believe our two largest wholesale customers achieved the inventory levels required by our DSAs by limiting purchases, and increasing returns, of our products during previous quarters. The Company believes that product returns, in excess of historical averages, may continue in subsequent periods as a result of the recent introduction of several generic or therapeutically equivalent competitive products, changes in our wholesale customers’ market dynamics (discussed more below) and other residual effects of the DSAs.

        Net Sales for the nine months ended September 30, 2005 were $102,438,000, representing an increase of $26,963,000, or approximately 36%, from $75,475,000 for the nine months ended September 30, 2004.

        For the nine months ended September 30, 2005, Doak Dermatologics’ Net Sales were $37,987,000, representing a decrease of $14,329,000, or approximately 27%, from $52,316,000 for the nine months ended September 30, 2004. The decrease in Net Sales was led by declines in CARMOL® 40 of $12,636,000, ZODERM® of $4,290,000, KERALAC™ LOTION of $3,537,000 and LIDAMANTLE® HC of $1,548,000. Doak’s Net Sales decrease was partially offset by new product sales from KERALAC™ CREAM, launched in the First Quarter 2005, of $6,303,000 and KERALAC™ NAILSTIK, launched in the Third Quarter 2005, of $1,032,000 and decreases in other products of $347,000.

        For the nine months ended September 30, 2005, Kenwood Therapeutics’ Net Sales were $17,567,000, representing a decrease of $1,883,000, or approximately 10%, from $19,450,000 for the nine months ended September 30, 2004. The decrease in Net Sales was primarily due to a decrease in ANAMANTLE®HC 14 of $7,163,000 and DECONAMINE® of $861,000. Kenwood’s decrease in Net Sales were partially offset by an increase in PAMINE® FORTE of $3,061,000 and other products of $528,000 and new product sales of ANAMANTLE® HC CREAM KIT, launched in Fourth Quarter 2004, of $1,225,000 and ANAMANTLE® HC FORTE, launched in Third Quarter 2005, of $1,327,000.

        Bioglan Net Sales for the nine months ended September 30, 2005 were $46,884,000, which were comprised of Net Sales of ADOXA® of $32,207,000, SOLARAZE® of $9,682,000, ZONALON® of $3,033,000 and other products of $1,962,000. Bioglan Net Sales for the nine months ended September 30, 2004 (which includes only Bioglan Net Sales subsequent to our purchase on August 10, 2004) were $3,709,000, which were comprised of Net Sales of ADOXA® of $2,469,000, SOLARAZE® of $643,000, ZONALON® of $292,000 and other products of $305,000. In addition to the Bioglan results being partial period last year, Bioglan Net Sales during the same period were negatively impacted by lower wholesaler purchases as wholesalers reduced their inventory levels of Bioglan products.

        The Net Sales during the nine months ended September 30, 2005 were negatively impacted by primarily the following:

•	An increase in generic or therapeutically equivalent products competing on price. In particular, the nine months ended September 30, 2005 were negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC™ GEL and LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005) and KERALAC™ CREAM (Third Quarter 2005). As a result of the generic competition noted above and the subsequent introduction of generic competition for ADOXA® 50mg and 100mg (Fourth Quarter 2005), we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.

•	As mentioned above, we entered into DSAs with our two largest wholesale customers with effective dates covering the nine months ended September 30, 2005. We and the wholesale customers agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, the DSAs contributed to decreased Net Sales due to reduced purchases of our products and increased product returns.

•	Previous to the nine months ended September 30, 2005, major drug wholesalers and some chain drug stores, bought and sold with each other in order to take advantages of selling and buying pharmaceutical products below the pharmaceutical companies’ wholesale prices. These lower prices were available due to the drug wholesalers’ speculative buying before price increases, creating lower cost inventory in comparison to pharmaceutical companies’ then existing wholesale prices. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have substantially eliminated buying and selling among drug wholesalers. Chain drug stores have also implemented the same programs. In particular, in addition to the increase in generic competition noted above, our sales to Quality King decreased as a result of their decrease in potential resale locations.

        Some of the increases in our Net Sales for the three and nine months ended September 30, 2005 were the result of new product launches of KERALAC™ products and ANAMANTLE® HC products. Further, some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of September 30, 2005, we had $413,000 of orders on backorder as a result of us being out of stock, which were subsequently shipped and recognized in the Fourth Quarter 2005.

        We estimate our prescription demand, net of charges against sales, based upon information received from NDCHealth, for the three and nine months ended September 30, 2005, to be approximately $38 million and $117 million, respectively. Our prescription Net Sales recorded during the three and nine months ended September 30, 2005 were approximately $38 million and $96 million, respectively, which includes initial stocking by our customers for newly launched products. The approximate $21 million difference between the prescription demand and our recorded Net Sales for the nine months ended September 30, 2005 is primarily due to our wholesale customers decreasing their inventory of our products in accordance with the DSAs and the substantial elimination of buying and selling among drug wholesalers.

        The following table summarizes the changes in the return reserve during the three and nine months ended September 30, 2005 and 2004:

Three Months Ended September 30, 2005
Return reserve at June 30, 2005	$ 25,293,478
Product returns during the three months
ended September 30, 2005	(4,237,519)
Provision	263,282

Return reserve at September 30, 2005	$ 21,319,241

Three Months Ended September 30, 2004
Return reserve at June 30, 2004	$ 1,266,529
Product returns during the three months
ended September 30, 2004	(1,675,477)
Acquired Bioglan return reserve	2,180,579

Provision	1,590,752

Return reserve at September 30, 2004	$ 3,362,383

Nine Months Ended September 30, 2005
Return reserve at December 31, 2004	$ 24,074,511
Product returns during the nine months
ended September 30, 2005	(10,723,741)
Provision	7,968,471

Return reserve at September 30, 2005	$ 21,319,241

Nine Months Ended September 30, 2004
Return reserve at December 31, 2003	$ 925,685
Product returns during the nine months
ended September 30, 2004	(3,594,187)
Acquired Bioglan return reserve	2,180,579

Provision	3,850,306

Return reserve at September 30, 2004	$ 3,362,383

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

        COST OF SALES for the three months ended September 30, 2005 were $5,914,000, representing an increase of $3,481,000, or approximately 143%, from $2,433,000 for the three months ended September 30, 2004. Cost of sales for the nine months ended September 30, 2005 were $15,103,000, representing an increase of $8,515,000, or approximately 129%, from $6,588,000 for the nine months ended September 30, 2004. The gross profit percentage for the three and nine months ended September 30, 2005 was 86% and 85%, respectively, in comparison to 91% for the same periods the prior year. The decrease in the gross profit percentage for the three and nine months ended September 30, 2005 is principally due to the acquired Bioglan products having lower gross profit percentage in comparison to our legacy products. For the three months ended September 30, 2005, Doak’s gross profit percentage was 93%, Kenwood’s gross profit percentage was 86% and Bioglan’s gross profit percentage was 79%. For the nine months ended September 30, 2005, Doak’s gross profit percentage was 91%, Kenwood’s gross profit percentage was 87% and Bioglan’s gross profit percentage was 80%.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2005 were $19,407,000, representing an increase of $2,484,000, or 15%, compared to $16,923,000 for same period the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $60,004,000, representing an increase of $17,660,000, or 42%, compared to $42,344,000 for the nine months ended September 30, 2004. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing, including Bioglan products, to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands and increased professional fees primarily related to the SEC inquiry. The following table sets forth the increase in certain expenditures:

	Change from the Three Months Ended September 30, 2005 in Comparison to September 30, 2004	Change from the Nine Months Ended September 30, 2005 in Comparison to September 30, 2004
Payroll Expense	$ 738,000	$5,043,000
Travel and
Entertainment*	(18,000)	502,000
Advertising and
Promotional Costs	(825,000)	1,094,000
Professional Fees	1,956,000	6,219,000

*	Increases in travel and entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.

        During the three and nine months ended September 30, 2005, the Company expensed $1,545,000 and $4,917,000, respectively, in professional fees relating to the SEC inquiry and the restatement of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 47% for the three months ended September 30, 2005, representing a decrease of 15% compared to 62% for the same period the prior year. Selling, general and administrative expenses as a percentage of Net Sales were 59% for the nine months ended September 30, 2005, representing an increase of 3% compared to 56% for the nine months ended September 30, 2004. The increases or decreases in the percentages were impacted by the factors impacting our Net Sales mentioned above.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended September 30, 2005 were $2,570,000, representing an increase of $952,000 from $1,618,000 in the three months ended September 30, 2004. Depreciation and amortization expenses for the nine months ended September 30, 2005 were $7,613,000, representing an increase of $5,353,000 from $2,260,000 in the nine months ended September 30, 2004. The increases in depreciation and amortization expenses were primarily due to the purchase of amortizable intangibles and property and equipment relating to the Bioglan acquisition on August 10, 2004.

        RESEARCH AND DEVELOPMENT for the three and nine months ended September 30, 2005 was $815,000 and $1,196,000, respectively, representing an increase of $700,000 and $564,000 from the three and nine months ended September 30, 2004. The increases in research and development were primarily due to the payment of $638,000 to Par Pharmaceuticals for the development and approval from the FDA of ADOXA® 150mg during the Third Quarter 2005.

        GAIN ON INVESTMENT for the three and nine months ended September 30, 2005 were $132,000 and $128,000, respectively, representing an increase of $128,000 and $93,000 from the three and nine months ended September 30, 2004.

        INTEREST INCOME for the three months ended September 30, 2005 was $478,000, representing an increase of $110,000 from $368,000 in the three months ended September 30, 2004. Interest income for the nine months ended September 30, 2005 was $1,389,000, representing a decrease of $515,000 from $1,904,000 in the nine months ended September 30, 2004. The decrease in interest income for the nine months ended September 30, 2005 was primarily a result of our cash and cash equivalents and short-term investments decreasing in comparison to the same periods the prior year due to the Bioglan acquisition.

        INTEREST EXPENSE for the three and nine months ended September 30, 2005 was $1,977,000 and $5,343,000, respectively, representing an increase of $287,000 and $2,607,000 from the three and nine months ended September 30, 2004. The increases in the interest expense were a result of our entering into the $125 million Old Facility in September 2004.

        INCOME TAX EXPENSE for the three months ended September 30, 2005 was $4,290,000, representing an increase of $2,292,000 from $1,998,000 in the three months ended September 30, 2004. Income tax expense for the nine months ended September 30, 2005 was $5,746,000, representing a decrease of $3,303,000 from $9,049,000 in the nine months ended September 30, 2004. The increase in income tax expense for the three months ended September 30, 2005 was due to an increase in income before tax expense and the decrease in income tax expense for the nine months ended September 30, 2005 was due to a decrease in income before tax expense. The effective tax rates used to calculate the income tax expense for the three and nine months ended September 30, 2005 were approximately 39%. The effective tax rates used to calculate the income tax expense for the three and nine months ended September 30, 2004 were approximately 40%.

        NET INCOME for the three months ended September 30, 2005 was $6,682,000, representing an increase of $3,634,000, or 119%, from $3,048,000 for the three months ended September 30, 2004. Net income as a percentage of Net Sales for the three months ended September 30, 2005 was 16%, representing an increase of 5% compared to 11% for the three months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $8,950,000, representing a decrease of $4,854,000, or 35%, from $13,804,000 for the nine months ended September 30, 2004. Net income as a percentage of Net Sales for the nine months ended September 30, 2005 was 9%, representing a decrease of 9% compared to 18% for the nine months ended September 30, 2004. The increase in net income for the three months ended September 30, 2005, in the aggregate, was principally due to increases in gross profit partially offset by increases in selling, general and administrative expenses, depreciation and amortization and research and development. The decrease in net income for the nine months ended September 30, 2005, in the aggregate, was principally due to increases in selling, general and administrative expenses, depreciation and amortization, research and development and interest expense and decrease in interest income, partially offset by an increase in gross profit.

        Doak’s net income for the three months ended September 30, 2005 was $3,278,000, representing an increase of $95,000, from $3,183,000 for the three months ended September 30, 2004. Kenwood’s net income for the three months ended September 30, 2005 was $448,000, representing an increase of $551,000, from net loss of $103,000 for the three months ended September 30, 2004. Bioglan’s net income for the three months ended September 30, 2005 was $2,956,000, representing an increase from a partial quarter due to the timing of the Bioglan acquisition of $2,988,000, from a net loss of $32,000. Doak’s net income for the nine months ended September 30, 2005 was $3,044,000, representing a decrease of $9,287,000, from $12,331,000 for the nine months ended September 30, 2004. Kenwood’s net loss for the nine months ended September 30, 2005 was $295,000, representing a decrease of $1,800,000, from net income of $1,505,000 for the nine months ended September 30, 2004. Bioglan’s net income for the nine months ended September 30, 2005 was $6,201,000, representing an increase from a partial period due to the timing of the Bioglan acquisition of $6,233,000, from net loss of $32,000.

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

Liquidity and Capital Resources

        Our cash and cash equivalents and short-term investments were $76,462,000 at September 30, 2005 and $76,331,000 at December 31, 2004. Cash provided by operating activities for the nine months ended September 30, 2005 was $12,476,000. The sources of cash primarily resulted from net income of $8,950,000 plus non-cash charges for depreciation and amortization of $7,613,000; tax benefit due to exercise of non-qualified options of $77,000; non-cash charges for amortization of deferred financing costs of $705,000; an increase in the rebate reserve of $1,788,000, primarily due to slower payments by us to the managed care providers; an increase in the inventory valuation reserve of $523,000; an increase in allowance for doubtful accounts of $1,158,000; a decrease of deferred tax assets of $3,885,000; and a decrease in inventories of $2,315,000, primarily due to a reduction in purchases by us for finished inventories. The sources of cash were partially offset by a decrease in the return reserve of $2,755,000, primarily due to the reserve offsetting actual product returns and lower reserve necessitated by our wholesale customers carrying less inventories of our products; an increase in accounts receivable of $3,300,000 primarily due to increased sales and KERALAC™ NAILSTIK initial sales occurring in the last month of the quarter; gain on short-term investments of $128,000; an increase in prepaid expenses and other of $297,000; a decrease in accounts payable of $823,000; a decrease in accrued expenses of $671,000; and an increase in prepaid income taxes of $6,565,000, primarily overpayment of income tax expense in comparison to actual results during the nine months ended September 30, 2005.

        Cash provided by investing activities for the nine months ended September 30, 2005 was $13,827,000, resulting from net sales of short-term investments of $14,914,000; partially offset by acquisition costs relating to the Bioglan acquisition of $547,000 and purchase of property and equipment of $540,000.

        Cash used in financing activities for the nine months ended September 30, 2005 was $11,432,000, resulting from payments of notes payable of $56,000; payment of scheduled term note of $11,250,000 and the purchase of treasury shares for $209,000; partially offset by distribution of treasury shares valued at $33,000 to fund our 401(k) plan and proceeds from the exercise of stock options of $50,000.

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

        At September 30, 2005, $60 million under the Old Facility’s term loan was outstanding and no amounts under the Old Facility’s revolving line of credit were outstanding.

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

        Under the Indenture, a “Payment Blockage Period” meant the period commencing upon receipt by the trustee of the Payment Blockage Notice and ending on the earliest of:

•	179 days thereafter (provided that the senior indebtedness to which the non-payment default relates has not been accelerated);

•	The date on which the non-payment default is cured, waived or ceases to exist;

•	The date on which the senior indebtedness is discharged or paid in full; or

•	The date on which the Payment Blockage Period is terminated by written notice to the trustee from the representative of o the senior indebtedness initiating the Payment Blockage Period.

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

        As of September 30, 2005, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	Term Loan(b)	Convertible Notes due 2013(c)	Other	Minimum Inventory Purchases(d)
October 1, 2005 to
December 31, 2005	$ 471,695	$ 4,953	$ 3,750,000	$ —	$ 60,085	$ 154,500
Fiscal 2006	1,840,228	24,196	15,000,000	—	120,000	1,275,000
Fiscal 2007	1,676,641	6,609	15,000,000	—	120,000	1,000,000
Fiscal 2008	1,308,522	5,925	15,000,000	—	120,000	1,100,000
Fiscal 2009	780,542	—	11,250,000	—	120,000	—
Fiscal 2010	41,983	—	—	—	120,000	—
Thereafter	—	—	—	37,000,000	—	—

	$6,119,611	$ 41,683	$60,000,000	$37,000,000	$ 660,085	$3,529,500

(a)	Lease amounts include interest and minimum lease payments.

(b)	Includes principal payments, not interest payments due to amounts are variable depending the prevailing rate during the period. On November 14, 2005, we repaid all amounts due under the $125 Old Facility, including the term loan.

(c)	On November 14, 2005, we repaid all amounts due under the Notes.

(d)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note J.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2004.

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and then respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2005 and December 31, 2004, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Certain Risk Factors Affecting Our Business and Prospects

        We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors in addition to those listed here.

•	We derive a majority of our net sales from our core branded products, and any factor that hurts our sales of these products could o reduce our revenues and profitability.

•	Failure to maintain ADOXA® net sales would reduce our revenues and profitability.

•	Net sales of KERALAC™ and CARMOL®40 have been, and may continue to be, adversely affected by the introduction of competitive products o and net sales of ADOXA may be affected by the recent introduction of competitive products.

•	We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic or comparable products.

•	Our intellectual property rights might not afford us with meaningful protection.

•	Generic Competition and introductions by us of line extensions of our existing products or new products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results.

•	The restatement of our consolidated financial statements for the Third Quarter 2004 and SEC inquiry has, and will continue to have, a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings and possible delisting from the New York Stock Exchange.

•	Our common stock may be delisted from the New York Stock Exchange which may reduce the price of our common stock and the levels of o liquidity available to our stockholders and cause confusion among investors.

•	Under our $110 million senior credit facility, we are required to continually satisfy certain financial and other covenants. If we were unable to maintain these covenants and payment obligations under this credit facility were to become immediately due and payable, we may be unable to repay these amounts which could adversely affect our financial condition.

•	We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.

•	We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

•	We may incur charges for intangible asset impairment.

•	Our operating results and financial condition may fluctuate which could negatively affect the price of our stock.

•	We have outstanding indebtedness, which could adversely affect our financial condition.

•	Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

•	Our reliance on third party manufacturers and suppliers can be disruptive to our inventory supply.

•	If we cannot purchase or integrate new products or companies, our business may suffer.

•	Our research and development efforts may require us to incur substantial expenses, some of which we may not recoup.

•	We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.

•	We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

•	Distribution Service Agreements with our wholesalers have affected our sales and product returns and may result in us paying a service o fee to the wholesalers in the future.

•	Consolidation of wholesalers of pharmaceutical products can negatively affect our distribution terms and sales of our products.

•	Elimination of buying and selling among wholesalers effects our sales and returns of our products.

•	We may be subject to product liability claims, in which case we may not have adequate insurance coverage, we could face substantial losses and legal costs, and our reputation could suffer.

•	We are subject to chargebacks and rebates when our products are resold to or reimbursed by governmental agencies and managed care buying groups, which may reduce our future profit margins.

•	Rising insurance costs could negatively impact profitability.

•	If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

•	We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of these services on acceptable terms.

•	The loss of our key personnel could limit our ability to operate our business successfully.

•	Shareholder lawsuits could have a material adverse effect on our results of operations and liquidity.

•	We could be subject to fines, penalties, or other sanctions as a result of the inquiry by the SEC.

•	We could face adverse consequences as a result of our late SEC filings.

•	Because we were unable to obtain a waiver from the SEC of the requirement to include pre-March 22, 2002 statements of income and cash flows for Bioglan Pharmaceuticals, we are currently prevented from having registration statements for public offerings of our securities declared effective by the SEC.

•	If we cannot sell our products in amounts greater than our minimum purchase requirements under some of our supply agreements or sell our products in accordance with our forecasts, our results of operations and cash flows may be adversely affected.

•	We face significant competition within our industry.

•	Failure to comply with government regulations could affect our ability to operate our business.

•	The FDA may change its enforcement policies and take action against products marketed without an approved application such as some of our products.

•	If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

•	State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other governmental authorities.

•	Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.

•	New legislation or regulatory proposals may adversely affect our revenues.

•	Because our Class B common stock has the right, as a class, to elect a majority of our Board of Directors and has disparate voting rights with respect to all other matters on which our stockholders vote, your voting rights will be limited and the market price of our common stock may be affected adversely.

•	Our founder and Chairman of the Board, President and Chief Executive Officer exercises substantial control over our affairs.

•	Our certificate of incorporation and Delaware law may delay or prevent our change of control, even if beneficial to investors.

•	Our stock price has fluctuated considerably and may decline.

•	Securities class action and shareholder derivative litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert management’s attention and resources.

•	The exercise of outstanding warrants and options or the issuance of other shares could reduce the market price of our stock.

•	We may sell equity securities in the future, which would cause dilution.

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

        As of September 30, 2005, we had the following outstanding debt with fixed rate interest:

Period	Debt (a)	Average Fixed Rate Interest
October 1, 2005 to December 31, 2005	$ 1,949	6.50%
Fiscal 2006	10,067	6.50%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Fiscal 2009	—	N/A
Fiscal 2010	—	N/A
Thereafter	37,000,000	4.00%

(a)	Debt amounts include all interest except for convertible Notes and minimum debt payments. On November 14, 2005, we repaid all amounts under the convertible Notes and the related Indenture, including all default interest and other payments.

        Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4. Controls and Procedures

Internal Control over Financial Reporting as of September 30, 2005

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

Changes in Internal Control

        Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005.

        Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting noted above. While these material weaknesses do not have an effect on our results reported in this Quarterly Report on Form 10-Q, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there are no material inaccuracies or omissions of material facts in this Report. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our common stock since January 1, 20051:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet Be Repurchased Under the Plan
January 1, 2005 to
January 31, 2005	14,000	$14.91	36,000	$7,377,290
February 1, 2005 to
February 15, 2006	—	N/A	—	$7,377,290

[1]	During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

