Form 10-K
period 2005-12-31
BRADLEY PHARMACEUTICALS INC
filed 2006-05-19
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-31680

BRADLEY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-2581418 (I.R.S. Employer Identification Number)

383 Route 46 W., Fairfield, NJ (Address of principal executive offices)	07004 (Zip Code)

Registrant’s telephone number, including area code: 973-882-1505

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 Par Value Per Share	Name of each exchange on which registered New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __         Accelerated filer X            Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of June 30, 2005 was approximately $157,778,417 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the Class B common stock, for which there is no established United States public trading market.

As of April 14, 2006, there were outstanding 16,845,084 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Business” or contained or incorporated by reference in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to execute our Acquire, Enhance, Grow strategy;
•	market acceptance of our products;
•	our plans to launch new and enhanced products;
•	our ability to maintain or increase sales;
•	our ability to adequately estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to successfully implement life cycle management techniques;
•	our ability to secure regulatory consents and approvals, if necessary, for new products;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to react favorably to changes in governmental regulations affecting products we market;
•	our plans to pursue patents;
•	our ability to successfully compete in the marketplace;
•	our plans to maintain or expand the size of our sales force;
•	our earnings estimates and future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;
•	our ability to favorably resolve state and federal shareholder derivative, and federal securities class action, lawsuits;
•	our ability to file our required reports with the SEC in a timely manner;
•	our ability to remediate our material weaknesses in our internal controls;
•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months;
•	our ability to satisfy the covenants contained in our senior credit facility;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to refinance indebtedness, if required, and to comply with the terms and conditions of our debt instruments;
•	the impact of the changes in the accounting rules discussed in this Form 10-K.

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

        Our Doak Dermatologics subsidiary promotes our branded dermatologic and podiatric products, including our KERALACTM, ZODERM®, LIDAMANTLE®, ROSULA® and SELSEB® product lines, and our Bioglan Pharmaceuticals subsidiary promotes our branded dermatologic and podiatric products, including our ADOXA®, SOLARAZE® and ZONALON® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 132 representatives as of May 1, 2006. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA-Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of more than 47 representatives as of May 1, 2006. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

        Our products are manufactured by third parties according to our quality control standards and principally distributed through wholesalers to retail pharmacies and healthcare institutions throughout the United States and selected international markets.

        On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration for the acquisition was approximately $191 million, including acquisition costs.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALACTM, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX. These core branded products accounted for a total of approximately 85% of our net sales for 2005 and 75% of our net sales for 2004 (ADOXA®, SOLARAZE® and ZONALON® were acquired by us during 2004).

        We have experienced an increase in generic competition occurring in the Fourth Quarter 2004 and during 2005 against many of our products, including some ADOXA®, KERALACTM, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE®HC products. As a result of generic competition, the execution of Distribution and Service Agreements with two wholesale customers in 2005 and a change in these customers’ market dynamics, we experienced an increase in product returns from our customers.

        In December 2004, we were advised by the staff of the Securities and Exchange Commission, or SEC, that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry.

        We and certain of our officers and directors are also party to a federal securities class action lawsuit and state and federal shareholder derivative lawsuits which have arisen as a consequence of the SEC inquiry and the restatement of our financial results for the quarter ended September 30, 2004. On March 23, 2006, the District Court issued an order denying our motion to dismiss the federal securities class action lawsuit. We continue to dispute the allegations set forth in the class action litigation and intend to vigorously defend ourselves. The state shareholder derivative actions were consolidated and stayed pending a decision on the motion to dismiss the federal securities class action lawsuit. Plaintiffs in the state shareholder derivative actions have 30 days from the decision denying our motion to dismiss the federal securities class action lawsuit to file a consolidated amended derivative complaint. We intend to dismiss the consolidated amended derivative complaint, if timely filed, in its entirety. The federal shareholder derivative action was recently filed and service was accepted by us and the other defendants on April 26, 2006. On May 15, 2006, the plaintiffs in this lawsuit filed a motion for summary judgment on their claim to compel us to schedule an Annual Meeting of Stockholders. We and the other defendants intend to move to dismiss the federal shareholder derivative lawsuit in its entirety and schedule a Joint 2005/2006 Annual Meeting of Stockholders following the filing of this Annual Report on Form 10-K.

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG. Under this agreement, MediGene has granted us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including, but not limited to, external genital warts, perianal warts and actinic keratosis. In the First Quarter 2006, we paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the agreement. We will expense the $5,000,000 research and development payment during the First Quarter 2006.

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

Dermatologic and Podiatric Markets

        Based on data from Wolters Kluwer (formerly known as NDCHealth Corporation), an independent provider of pharmaceutical prescription data, we estimate the United States market for prescription dermatologic and podiatric drugs accounted for approximately $7.0 billion in retail prescription sales for 2005. Within the dermatologic market, approximately 10,000 dermatologists specialize in treating a variety of skin disorders, including acne, eczema and psoriasis. Our dermatologic products compete in areas such as acne, rosacea, actinic keratosis, topical anesthetics and xerosis, a segment of the market we estimate accounted for approximately $3.2 billion in retail prescription sales in 2005. Within the podiatric market, approximately 15,000 podiatrists treat patients suffering from a range of foot disorders, including athlete’s foot and nail disorders that can be treated with prescription products.

Gastrointestinal Market

        Based on data from Wolters Kluwer, we estimate that the United States market for prescription gastrointestinal drugs accounted for approximately $19.6 billion in retail prescription sales for 2005. Within the gastrointestinal market, approximately 12,000 gastroenterologists specialize in treating a variety of stomach and intestinal disorders. We estimate that the segment of this market that focuses on the lower gastrointestinal tract, excluding heartburn related disorders, accounted for approximately $3.0 billion in retail prescription sales for 2005. Many of the drugs in this segment treat conditions such as constipation, hemorrhoids and colitis. Our drugs address principally hemorrhoids and symptoms associated with irritable bowel syndrome, specifically gastrointestinal pain and cramping.

Our Strategy

        Our primary objective is to be a leading specialty pharmaceutical company focused on selected pharmaceutical needs within the dermatologic, podiatric and gastrointestinal markets. Following our strategy of Acquire, Enhance, Grow, we seek to fulfill unmet needs in our selected markets:

•	Acquire —We have acquired, and intend to acquire, rights to manufacture and market pharmaceutical and health related products with demonstrated safety and effectiveness and an established presence in the market. To date, our ideal product acquisition candidates have not been actively promoted, and did not compete directly with products offered by major pharmaceutical companies. We also focus on candidates that have barriers to entry for competitive products, including patent protection, complexity of manufacturing processes and patient and physician loyalty. As we grow, we may also seek acquisitions of more established products or products that have recently received drug agency approval.
•	Enhance —We enhance our product brands by extending their useful lives by broadening their list of approved indications, developing additional dosage strengths, producing convenient packaging sizes and developing novel product formulations.
•	Grow —Our goal is to grow by increasing net sales. We seek to increase net sales by aggressively promoting our branded products through our nationwide sales and marketing force to key groups of physicians, principally in the dermatologic, podiatric and gastrointestinal fields, who write a high volume of prescriptions for our types of products. We supplement the activities of our sales force with direct mail, telemarketing campaigns, journal advertising and by providing samples of our products to physicians. We also selectively contract with third parties to promote our products in order to target a broader physician audience.

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

Our Products

        The following is a list of major branded products, by therapeutic category, that we currently distribute.

Dermatologic and Podiatric

Company

Strength
Primary Uses

Acne/Roseaca
ADOXA®
ADOXA®Tablets 50mg, 75mg and 100mg	Bioglan	Rx	Acne
ADOXA Pak® 75mg and 150mg	Bioglan	Rx	Acne
ZODERM®
ZODERM® CLEANSER 4.5%, 6.5% and 8.5%	Doak	Rx	Acne
ZODERM® CREAM 4.5%, 6.5% and 8.5%	Doak	Rx	Acne
ZODERM® GEL 4.5%, 6.5% and 8.5%	Doak	Rx	Acne
ZODERM® REDI-PADS 4.5%, 6.5% and 8.5%	Doak	Rx	Acne
ROSULA®
ROSULA® AQUEOUS CLEANSER	Doak	Rx	Rosacea and acne
ROSULA®AQUEOUS GEL	Doak	Rx	Rosacea and acne

ROSULA® NS PADS	Doak	Rx	Antibacterial

Keratolytic
KERALACTM
KERALACTM CREAM	Doak	Rx	Mild to severe dry skin
KERALACTM LOTION	Doak	Rx	Mild to severe dry skin
KERALACTM GEL	Doak	Rx	Mild to severe dry skin, nail disorders
KERALACTM NAILSTIK	Doak	Rx	Mild to severe dry skin, nail disorders

KERALACTM OINTMENT	Doak	Rx	Mild to severe dry skin
CARMOL®
CARMOL®40	Doak	Rx	Mild to severe dry skin, xerosis, nail disorders
CARMOL®HC	Doak	Rx	Inflammatory skin conditions
CARMOL®10, 20	Doak	OTC	Dry skin

Actinic Keratoses
SOLARAZE®	Bioglan	Rx	Actinic keratoses, pre-cancerous skin lesions

Anesthetics
LIDAMANTLE®
LIDAMANTLE®HC	Doak	Rx	Topical anesthetic and anti-inflammatory
LIDAMANTLE®	Doak	Rx	Topical anesthetic
ACIDMANTLE®	Doak	Cosmetic	Skin pH balancer
ZONALON®	Bioglan	Rx	Topical anesthetic

Scalp
SELSEB®	Doak	Rx	Dandruff
CARMOL®SCALP LOTION	Doak	Rx	Dandruff

Cosmeceutical
TRANS-VER-SAL®	Doak	OTC	Warts
AFIRM®	Bioglan	Professional use only	In office procedure for chemical peels
BETA-LIFT®	Bioglan	Professional use only	In office procedure for chemical peels

Gastrointestinal

ANAMANTLE®HC
ANAMANTLE®HC 14	Kenwood	Rx	Hemorrhoids and anal fissures
ANAMANTLE HC CREAM KIT 20’S	Kenwood	Rx	Hemorrhoids and anal fissures
ANAMANTLE®HC FORTE	Kenwood	Rx	Hemorrhoids and anal fissures
PAMINE®, PAMINE® FORTE	Kenwood	Rx	Relief of gastrointestinal symptoms
FLORA-Q® (nutritional supplement)	Kenwood	OTC	Bacteria strains for proper balance of intestinal flora

Nutritional

GLUTOFAC®-ZX	Kenwood	Rx	Multi-vitamin/multi-mineral supplement

Respiratory

DECONAMINE®	Kenwood	Rx	Antihistamine and decongestant
ENTSOL®	Kenwood	OTC	Nasal wash

        Our core branded products that we actively promote in the dermatologic, podiatric and gastrointestinal markets are described below:

        ADOXA® is a member of the tetracycline family of antibiotics and is available in 150mg, 100mg, 75mg and 50mg tablets as doxycycline monohydrate. ADOXA® is available in bottles of tablets and as ADOXA Pak®, a convenient package that may help and simplify patient compliance and encourage physician prescribing. The tetracycline family of antibiotics is useful adjunctive therapy for the treatment of severe acne. These medications work by suppressing the common bacteria, P. acnes (the causative agent for acne), on the skin. They are often used in conjunction with topical therapies as part of an overall acne treatment regimen. ADOXA® is one of several branded tetracycline products for acne treatment. Adoxa’s commercial success is based on factors such as its small, easy-to-swallow tablet form and doxycycline’s proven safety profile. During December 2005, we granted Par Pharmaceutical, Inc. the right to market authorized generic versions or our ADOXA® 50mg and 100mg tablets in bottles. We launched ADOXA® 150mg in the Fourth Quarter 2005. Based on data from Wolters Kluwer, we estimate that, as of December 31, 2005, ADOXA® has approximately 21% or $59 million of the market for the oral antibiotic treatment for acne.

        KERALACTM is a prescription urea-based topical moisturizing therapy with keratolytic properties (helps to remove the surface layer of dead cells). KERALACTM is currently available in five formulations —a lotion, cream, nail gel, ointment and a unique NailstikTM. KERALACTM LOTION, launched in the Second Quarter 2004, is marketed for mild to moderate dry skin, KERALACTM CREAM, launched in the First Quarter 2005, is marketed for moderate to severe dry skin, and KERALACTM GEL, launched in the Second Quarter 2004, is marketed for site-specific dry skin, nail debridement and as a nail softener. KERALACTM NAILSTIK, launched in the Third Quarter 2005, is a patient-friendly application to treat diseased and damaged nails. KERALACTM OINTMENT, launched in Fourth Quarter 2005, is site-specific treatment for dry skin relief. We developed KERALACTM as an enhancement to our CARMOL®40 products. We estimate that KERALACTM and CARMOL®40 has approximately 29% or $34 million, based upon data from Wolters Kluwer, of the urea-based prescription severe dry skin and damaged nails market, as of December 31, 2005.

        SOLARAZE® Gel is the first FDA-approved dermatological product containing the nonsteroidal anti- inflammatory diclofenac sodium in a 3% topical formulation. SOLARAZE® Gel is used to treat actinic keratosis. Actinic keratoses are common, pre-cancerous skin lesions affecting a large proportion of fair-skinned individuals. Actinic keratosis skin lesions are caused by over-exposure to the sun. Prior to the introduction of SOLARAZE® Gel, dermatology treatment options typically included cryosurgery, 5-fluorouracil and aminolevulinic acid HCl. SOLARAZE® Gel’s commercial success is based on factors such as its efficacy, tolerability/side-effect profile and its convenient, easy-to-apply non-greasy gel form. SOLARAZE® Gel is also the only topical treatment for actinic keratosis that is approved for use on other parts of the body besides the face and scalp. We estimate that SOLARAZE® has approximately 15% or $21 million, based upon data from Wolters Kluwer, of the topical treatment for actinic keratosis market, as of December 31, 2005.

        ZODERM® CLEANSER, ZODERM® CREAM, ZODERM® GEL and ZODERM® REDI-PADSTM are internally developed benzoyl peroxide topical prescription products that help treat acne. We launched ZODERM® CLEANSER, ZODERM® CREAM and ZODERM® GEL 4.5% and 8.5% active ingredient strengths in the First Quarter 2004 and ZODERM® CLEANSER, ZODERM® CREAM and ZODERM® GEL 6.5% active ingredient strength in the Third Quarter 2004. We launched ZODERM® REDI-PADS in all strengths in the Third Quarter 2005. The active ingredient in all ZODERM® products is benzoyl peroxide, which has antibacterial properties that are effective in treating acne.

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

        ROSULA® AQUEOUS CLEANSER, ROSULA® AQUEOUS GEL and ROSULA® NS PADS are internally developed topical prescription products that treat skin conditions, including acne and rosacea. We launched ROSULA® AQUEOUS GEL in January 2003 and ROSULA® AQUEOUS CLEANSER in July 2003. The active ingredients in ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER, sodium sulfacetamide and sulfur, have antibacterial properties that are effective against acne and reduce the redness (erythema) and lesions associated with rosacea. The active ingredient in ROSULA® NS PADS, sodium sulfacetamide, also acts as an antibacterial that is effective for acne and rosacea. ROSULA® NS PADS were launched in the Third Quarter 2004.

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

        ANAMANTLE HC®, launched in January 2003, is a prescription cream containing a topical anesthetic (lidocaine) and hydrocortisone (an anti-inflammatory), which treats hemorrhoids and anal fissures. Because ANAMANTLE HC® is formulated in a pH-balanced base, it can encourage a pH that facilitates healing, reduce swelling and soothe irritation. ANAMANTLE HC® cream is packaged as 14 single-use, disposable dispensers with an applicator (“ANAMANTLE HC® 14”). In December 2004, we introduced ANAMANTLE HC® CREAM KIT to the marketplace. This new and enhanced kit contains 20 single-use units, each containing a single-use tube and applicator, as well as a soothing cleansing wipe. In July 2005, we launched ANAMANTLE HC® FORTE which delivers twice the anti-inflammatory medication of the original ANAMANTLE HC® 14 and contains mucoadhesive properties that is designed to promote better adhesion to affected areas.

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

        GLUTOFAC®ZX is a prescription nutritional supplement that helps to replenish the body’s reserves of vitamins and minerals.

        Our net sales volume percentages by category for 2003, 2004 and 2005 were as follows:

	Year Ended December 31,
	2003	2004	2005
Dermatology and Podiatry	76%	76%	83%
Gastrointestinal	12%	18%	13%
Respiratory	9%	4%	3%
Nutritional	3%	2%	1%

        Financial information for 2003, 2004 and 2005 are presented in our consolidated financial statements included as part of this Annual Report on Form 10-K.

Raw Materials

        We, and the manufacturers of our products, rely on suppliers of raw materials used in the production of our products. Some of these materials, including the active ingredient in PAMINE® and PAMINE® FORTE, are available from only a limited number of sources and others may become available from only one source or a limited number of sources.

Products In Development

        We have developed and obtained rights to pharmaceutical agents in various stages of development. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. As a result of our previous growth, we have begun adding longer-term projects to our development pipeline and may even add more longer-term projects with inherently greater risk in the future.

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG. Under this agreement, MediGene has granted to us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including, but not limited to, external genital warts, perianal warts and actinic keratosis. MediGene has also granted to us the non-exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property to manufacture those products outside of the United States. In the First Quarter 2006, we paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the agreement. We will expense the $5,000,000 research and development payment during the First Quarter 2006.

Sales and Marketing

        We market and sell our products primarily through our full-time sales personnel and wholesalers, respectively. As of December 31, 2005, we employed a national sales force, including district managers, of more than 180 representatives, which seeks to cultivate relationships of trust and confidence with dermatologists, podiatrists and gastroenterologists who issue a high volume of prescriptions in our core market segments. Our marketing and sales promotions principally target these doctors through visits where our representatives provide information and product samples to encourage them to prescribe our products. In addition, we use a variety of marketing techniques to promote our products, including journal advertising, promotional materials, specialty publications, convention participation, focus groups, educational conferences, telemarketing and informational websites.

        As of December 31, 2005, Doak Dermatologics had 135 representatives and district managers who call on dermatologists and podiatrists throughout the United States. As of December 31, 2005, our Kenwood Therapeutics division had 47 representatives and district managers who call on gastroenterologists in the United States. We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share improvement and growth in value for our shareholders.

        During June 2005, we entered into an agreement with Mission Pharmacal, a privately-held pharmaceutical company specializing in Women’s Health, to promote ANAMANTLE®HC and ANAMANTLE®HC FORTE, to OB/GYN physicians. During February 2006, we and Mission agreed to terminate this agreement.

        We began promoting ANAMANTLE®HC 14 to OB/GYNs in July 2003 through a co-promotion agreement with Ventiv Health, Inc. ANAMANTLE®HC was promoted by Ventiv Health until February 2005.

        To facilitate sales of our products internationally, we have, as of December 31, 2005, entered into agreements with approximately 25 international marketing and distribution partners to provide for distribution and promotion of our products in more than 35 countries. Net sales from our international business were approximately 2% for 2005, 2% for 2004 and 2% for 2003.

        On June 30, 2004, we entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, we have exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi

Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. We are responsible for securing the necessary approvals to market these products in these countries.

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

Customers

        We sell our products primarily to wholesalers, who, in turn, supply the nation’s pharmacy retailers. Our customers include several of the nation’s leading wholesalers, such as AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation, Quality King Distributors, Inc. and other major wholesalers and drug chains. Our four largest customers listed below accounted for an aggregate of approximately 90% of our gross trade accounts receivable at December 31, 2005 and 91% of our gross trade accounts receivable at December 31, 2004. The following table presents a summary of our sales to significant customers, who all are also wholesalers, as a percentage of our total gross sales:

	Year Ended December 31,
Customer*	2003	2004	2005
AmerisourceBergen Corporation	17%	15%	13%
Cardinal Health, Inc.	27%	36%	40%
McKesson Corporation	24%	25%	29%
Quality King Distributors, Inc.	14%	11%	1%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the periods.

        We have two principal types of arrangements with wholesalers of our products: (a) traditional arrangements with health benefit providers, such as managed care contractors and pharmacy benefit managers (“Standard Arrangements”), and (b) Inventory Management or Distribution Service Agreements (collectively, “DSAs”) with our two largest wholesalers, Cardinal Health and McKesson. Pursuant to Standard Arrangements, we provide discounts to various health benefit providers nationwide for purchases of our products, although such providers have no obligation to order any products at any time and we are under no obligation to offer or provide the discounts. We have utilized Standard Arrangements for several years and expect to continue to do so in the future.

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

Manufacturers and Suppliers

        We do not own or operate any manufacturing or production facilities. Instead, approximately 10 independent companies manufacture and supply the vast majority of our products. For 2005, two vendors that manufacture and package products for us accounted for approximately 21% and 15% of our cost of sales. For 2004, two vendors that manufacture and package products for us accounted for approximately 35% and 12% of our cost of sales.

        With respect to our actively marketed products, ADOXA®, KERALACTM, SOLARAZE®, ZODERM®, LIDAMANTLE®, LIDAMANTLE®HC, ROSULA®, SELSEB®, ZONALON®, ANAMANTLE® HC, PAMINE® and FLORA-Q®, we have licensing, manufacturing or other supply agreements with our manufacturers or suppliers.

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

Intellectual Property

        A majority of our products are not patent protected, and we cannot assure you that any of our patents, if challenged, would be held enforceable. In addition, competitors may independently develop similar technologies or design around patented aspects of our technology. During October 2004 and February 2005, generic competitors introduced less expensive comparable products to ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT, respectively, that contain the same active ingredient. During January 2005, a generic competitor introduced less expensive comparable products to KERALACTM LOTION and NAIL GEL, and in July 2005, a generic competitor introduced a less expensive comparable product to KERALACTM CREAM. In addition, during April 2005, another generic competitor introduced less expensive comparable products to ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER. Further, during December 2005, another competitor introduced a generic version of ADOXA® 50mg and 100mg tablets in bottles. The introduction of these competing products will likely result in reduced demand for ANAMANTLE® HC, KERALACTM LOTION, NAIL GEL and CREAM, ROSULA® AQUEOUS GEL and CLEANSER, and for ADOXA® tablets. We have been issued a patent from the U.S. Patent and Trademark Office covering the use of ROSULA® AQUEOUS GEL and CLEANSER for dermatological conditions and currently have a patent pending in the U.S. Patent and Trademark Office covering a packaging component of our ANAMANTLE®HC products and a second patent pending with respect to KERALACTM NAIL GEL and CREAM. With respect to our issued patent, and with respect to those patents that are pending, if they issue, we intend to seek legal remedies, including monetary damages, against these competitors. The timing of the issuance of our pending patents, if at all, is uncertain. Further, even if these pending patents issue, our issued and pending patents may not provide significant protection and may be challenged as to their validity or enforceability.

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

        During the Second Quarter 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the Fourth Quarter 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, LOTION and GEL, also with the same active ingredient. These introductions of competing products resulted in a reduction in demand for our CARMOL® 40 CREAM, LOTION and GEL products during the three and twelve months ended December 31, 2004 in comparison to the same periods in the prior year. In order to minimize a reduction in our overall Net Sales arising from increased competition related to the CARMOL® 40 products, we have implemented life cycle management techniques, including launching new products- KERALACTM LOTION and GEL in the Second Quarter 2004, KERALACTM CREAM in the First Quarter 2005 and KERALACTM NAILSTIK and OINTMENT during the Fourth Quarter 2005.

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

        During January 2005, a generic competitor introduced less expensive comparable products to KERALACTM LOTION and NAIL GEL with the same active ingredient. These introductions of competing products will most likely result in reduced demand for our KERALACTM LOTION and NAIL GEL. During July 2005, generic competitors introduced less expensive comparable products to KERALACTM CREAM, with the same active ingredient. These introductions of these competing products will most likely result in reduced demand for our KERALACTM CREAM. We have a patent application pending with respect to our KERALACTM products. If this patent issues, we intend to seek legal remedies against the generic competitor, including seeking monetary damages. The timing of the issuance of this patent, if at all, is uncertain. Further, even if the patent issues, the patent may not provide significant protection and may be challenged as to its validity or enforceability. In order to minimize a reduction in Net Sales related to increased competition for KERALACTM products, we launched additional line extensions of KERALACTM NAILSTIK in September 2005 and KERALACTM OINTMENT in October 2005.

        During June 2005, a generic competitor introduced less expensive comparable products to our ZODERM® products. These competing products will most likely result in reduced Net Sales for our ZODERM® product line.

        During December 2005, a generic competitor introduced less expensive products of ADOXA® 100mg and ADOXA® 50mg tablets. These introductions will most likely result in reduced Net Sales for those impacted ADOXA® lines. To minimize lost profits as a result of generic competition against ADOXA®, we entered into a Licensing and Distribution Agreement with Par Pharmaceutical. Under this agreement, we granted Par an exclusive, royalty-bearing license to manufacture and distribute in the United States authorized generic versions of ADOXA® in such strengths and dosage forms as we approve, excluding 50mg and 100mg capsules. Under this agreement, Par is obligated to pay us 50% of its net profits from its sales of our authorized generic versions of ADOXA®. To date, we have authorized Par to market only 50mg and 100mg tablets of our authorized generic versions of ADOXA® in bottles. In addition to entering into our agreement with Par, we have implemented life cycle management techniques for ADOXA®, including launching ADOXA Paks®, designed to enhance patient compliance and physician prescribing, in January 2005 and ADOXA® 150mg tablets in late 2005.

        In addition to increased generic competition mentioned above for CARMOL® 40, ANAMANTLE®HC, KERALACTM, ZODERM® and ADOXA® 50mg and 100mg tablets, we have experienced generic competition against LIDAMANTLE® Lotion and LIDAMANTLE® HC Lotion in November 2004 and ROSULA® Aqueous Gel and ROSULA® Aqueous Cleanser in April 2005.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in sales of our products. Further, if there are decreases in sales of any other material product line, including ZODERM®, KERALACTM, ANAMANTLE®HC, PAMINE®, ADOXA® or our other products, as a result of increased competition, wholesaler buying patterns, physicians prescribing habits or for any other reason and we fail to replace those sales, our revenues and profitability would decrease.

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

        Noncompliance with applicable regulatory policies or requirements of the FDA or other governmental authorities could subject us to enforcement actions, such as suspensions of product distribution, seizure of products, product recalls, civil monetary and other penalties, criminal prosecution and penalties, injunctions, “whistleblower” lawsuits, failure to approve pending drug product applications or total or partial suspension of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or the agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies, such as our contract with the Veteran’s Administration and the Department of Defense. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

Pharmaceutical Products

        In the United States, all manufacturers, marketers and distributors of human pharmaceutical products are subject to regulation by the FDA. For innovative, or non-generic, new drugs, an FDA-approved new drug application, or NDA, is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its labeled uses, and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA typically must include or reference pre-clinical data from animal and laboratory testing and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical laboratory and animal testing must comply with FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with FDA’s good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an investigational new drug application, or IND, to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards, or IRBs, at the sites where the research will take place, and the study subjects must provide informed consent.

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

        Generic drugs are approved through an abbreviated process based on the submission to FDA of an abbreviated new drug application, or ANDA. The ANDA must seek approval of a drug product that has the same active ingredient(s), dosage form, strength, route of administration, and labeling as a so-called “reference listed drug” approved under an NDA, although some limited exceptions may be permitted. The ANDA also generally contains limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at the same rate and to the same extent as the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug. Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed, and if the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for a specified period of time pending resolution of the suit or other action by the court. The amount of testing and effort that is required to prepare and submit an ANDA is generally substantially less than that required for an NDA.

        The FDA continues to review marketed products even after approval. If previously unknown problems are discovered or if there is a failure to comply with applicable regulatory requirements, the FDA may restrict the marketing of an approved product, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions. For example, the FDA may require an approved marketing application or additional studies for any marketed drug product if new information reveals questions about a drug’s safety or effectiveness. In addition, changes to the product, the manufacturing methods or locations, or labeling are subject to additional FDA approval, which may or may not be received, and which may be subject to a lengthy FDA review process.

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

        Certain drugs that we and others market are not the subject of an approved NDA or ANDA, or an OTC monograph. FDA has recognized that there are numerous, perhaps thousands, of such drug products currently on the market without FDA approvals or authorizations. These include principally products that first came on the market without an NDA prior to changes in the food and drug laws in 1962, and new products that have come on the market since that time on the grounds that they are identical, similar, or related to pre-1962 products. FDA has stated that these unapproved products are new drugs under the Federal Food, Drug, and Cosmetic Act and thus require an effective approval in order to be introduced into interstate commerce. However, FDA also acknowledges that many of these products have been marketed and prescribed for years without raising any safety or effectiveness issues, and thus has established policies stating the circumstances under which it will exercise its enforcement discretion and not take action against an otherwise unapproved new drug. Under these policies, FDA states that it will exercise its enforcement discretion with respect to drugs marketed without a required FDA approval and focus its enforcement resources on drugs that (1) present potential safety risks, (2) lack evidence of effectiveness, and/or (3) constitute “health fraud drugs.” FDA also states in these policies that the agency considers drugs presenting a challenge to the drug approval or OTC monograph system as falling into one or all of these categories. This means, among other things, that FDA will give higher enforcement priority where one company obtains approval of an NDA and other companies are marketing the product without approval, or where drugs are marketed in violation of a final OTC monograph. We market a number of our products under these FDA enforcement policies on the basis that they are equivalent to products first marketed prior to 1962. Any change in the FDA’s enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

        Whether or not approved under an NDA, all drugs must be manufactured in conformity with current Good Manufacturing Practices and other FDA regulations and requirements, and drug products subject to an approved application must be manufactured, processed, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Products that do not comply with these requirements can be considered misbranded and subject to seizure, recall, monetary fines, and other penalties. Our third-party manufacturers must comply with Good Manufacturing Practices and product specific regulations enforced by the FDA, and are continually subject to inspection by the FDA and other governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority determines that our contract manufacturers do not comply with applicable regulations or as a result of an unsatisfactory inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers and affect adversely our results of operations.

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

Nutritional Supplements

        The FDA regulates nutritional supplements, including vitamins, minerals and herbs, principally under the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA defines dietary supplements as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a dietary ingredient that was not marketed in the United States before October 15, 1994 must be the subject of a notification submitted to the FDA unless the ingredient has been present in the food supply as an article used for food without the food being chemically altered. A new dietary ingredient notification must provide the FDA evidence of a history of use or other evidence of safety, and must be submitted to FDA at least 75 days before the initial marketing of the new dietary ingredient.

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

        FDA’s regulation of marketed nutritional supplements includes monitoring safety, through measures such as voluntary dietary supplement adverse event reporting, and product information, such as labeling, claims, package inserts, and accompanying literature. The Federal Trade Commission regulates dietary supplement advertising.

Product Liability Insurance

        We maintain product liability insurance on our products that provides coverage of up to $10,000,000 in the aggregate per year. This insurance is in addition to required product liability insurance maintained by the manufacturers of our products. We cannot assure you that product liability claims against us will not exceed that coverage. To date, no product liability claim has been made against us and we are not aware of any pending or threatened claim.

Employees

        As of December 31, 2005, we had approximately 311 employees. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe that our relationships with our employees are good. None of our employees are subject to a collective bargaining agreement.

Web Site Access to Filings with the Securities and Exchange Commission

        All of our electronic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934,

are made available at no cost through our web site, www.bradpharm.com, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our SEC filings are also available through the SEC’s web site at www.sec.gov.

ITEM 1A: RISK FACTORS

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

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALACTM, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX. These core branded products accounted for a total of approximately 85% of our net sales for 2005 and approximately 75% of our net sales for 2004 (ADOXA®, SOLARAZE® and ZONALON® were acquired by us on August 10, 2004). We believe that the net sales of these products, along with sales of any product to be developed in connection with our collaboration and license agreement with Medigene and possible line extensions, will constitute the majority of our overall net sales for the foreseeable future. Accordingly, any factor that hurts our sales of these core products, individually or collectively, could reduce our revenues and profitability. Many of our core branded products are subject to generic or comparable product competition currently or may be in the near future. Each of our core branded products could be rendered obsolete or uneconomical by regulatory or competitive changes. Net sales of our core branded products could also be adversely affected by other factors, including:

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

        On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to ADOXA®, an oral antibiotic indicated for the treatment of acne that is currently not patent protected. ADOXA® accounted for approximately 34% and 13% of our net sales for 2005 and 2004, respectively. The concentration of our net sales in a single product line makes us particularly dependent on that line. If demand for the ADOXA® or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease.

        We rely on unpatented technologies for ADOXA®. During December 2005, a generic competitor introduced less expensive versions of ADOXA® 100mg and ADOXA® 50mg tablets in bottles. These introductions of competing products will most likely result in reduced Net Sales for those impacted ADOXA® products. To minimize lost profits as a result of generic competition against ADOXA®, we entered into a Licensing and Distribution Agreement with Par Pharmaceutical to manufacture and distribute in the United States authorized generic versions of ADOXA® in such strengths and dosage forms as we approve. In addition to entering into our agreement with Par, we have implemented life cycle management techniques for ADOXA®, including launching ADOXA Paks®, designed to enhance patient compliance and physician prescribing, in January 2005 and ADOXA® 150mg tablets in late 2005. These strategies might not be successful, and ADOXA® is susceptible to further potential generic competition and sales erosion. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors, none of which might provide effective protection for ADOXA®. We cannot assure you that we will be able to maintain our net sales or profit levels for ADOXA® products or that they will not decrease.

Net sales of KERALACTM and CARMOL®40 have been, and may continue to be, adversely affected by the introduction of competitive products and net sales of ADOXA® may be affected by the recent introduction of competitive products.

        In the second quarter of 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the fourth quarter of 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, LOTION and GEL, also with the same active ingredient. These introductions of competing products resulted in reduced demand for our CARMOL® 40 CREAM, LOTION and GEL products during the year ended December 31, 2004 in comparison to the same periods in the prior year. The total net sales for CARMOL®40 CREAM, LOTION and GEL for the year ended 2005 were $6,085,620, a decrease of $7,417,649 from the year ended December 31, 2004.

        During January 2005, a generic competitor introduced less expensive comparable products to KERALACTM LOTION and NAIL GEL with the same active ingredient. These introductions of competing products will most likely result in reduced demand for our KERALACTM LOTION and NAIL GEL products in the upcoming quarters. During July 2005, generic competitors introduced less expensive comparable products to KERALACTM CREAM, with the same active ingredient. These introductions of these competing products will most likely result in reduced demand for our KERALACTM CREAM products in upcoming quarters.

        We rely on unpatented technologies for ADOXA®. During December 2005, a competitor introduced generic versions of ADOXA® 50mg and 100mg tablets. We expect that the introduction of these products and the possible future introduction of other competing products will result in reduced demand for ADOXA®.

        If aggregate demand for CARMOL® 40, KERALACTM, ADOXA® or any other material product line decreases and we fail to replace those sales, our revenues and profitability would decrease. We cannot assure you that we will be able to maintain our net sales levels for CARMOL® 40, KERALACTM and ADOXA®, or that they will not decrease.

Our growth depends upon our ability to develop new products, including products, if any, to be developed in connection with our collaboration and license agreement with Medigene.

        We have acquired the rights to a potential ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including, but not limited to, external genital warts, perianal warts and actinic keratosis. We cannot assure you that we will be able to develop any products or technology, including any products to be developed under the Medigene research and development project or pharmaceutical line extensions of our existing brands, in a timely manner, or at all. Delays in the research, development, testing or regulatory approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred. We cannot assure you that the FDA will approve any products or line extensions we develop, including any products developed under the MediGene research and development project, in a timely fashion, or at all.

        We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products that we research or develop may not be successfully commercialized. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return.

        We may in the future, supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant up-front payments to fund the projects. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. Even if we are able to enter into collaborations, we cannot assure you that these arrangements will result in successful product development or commercialization.

Failure of our products to gain, or otherwise maintain, market acceptance would hurt our revenues and profitability.

        There is a risk that our products may not gain, or otherwise maintain, market acceptance among physicians, patients and the medical community generally. The degree of market acceptance of any product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians may elect to not recommend using them for any number of other reasons, including whether our products best meet the particular needs of the individual patient.

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

        Other than patents with respect to SOLARAZE®, we do not have meaningful patents or patent applications pending with respect to any other material products currently sold by us. The ownership of a patent or an interest in a patent does not always provide significant protection and the patents and applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of management’s time, which would detract from the time available to be spent maintaining and developing our business.

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

        During 2005, generic competitors introduced less expensive comparable products to ANAMANTLE®HC CREAM KIT and KERALACTM LOTION, CREAM and NAIL GEL. In addition, during 2005, another generic competitor introduced less expensive comparable products to ROSULA® AQUEOUS GEL and CLEANSER. We have been issued a U.S. patent with respect to our ROSULA® AQUEOUS GEL and CLEANSER products and have a patent application pending with respect to our KERALACTM products. With respect to our issued patent, and our pending patent, if this patent issues, we intend to seek legal remedies against the generic competitors, including seeking monetary damages. The timing of the issuance of our pending patent, if at all, is uncertain. Further, even if the pending patent issues, our issued and pending patents may not provide significant protection and may be challenged as to their validity or enforceability.

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

The restatement of our consolidated financial statements for the Third Quarter 2004 and SEC inquiry have, and will continue to have, an adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings.

        As a result of the restatement of our consolidated financial statements for the Third Quarter 2004 and the SEC inquiry, we have become subject to a number of additional risks and uncertainties, including:

•	We have incurred substantial unanticipated costs for accounting, legal and financing fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur such costs.
•	We and certain of our officers and directors have also been named defendants in federal securities class action and federal and state shareholder derivative lawsuits. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints and other plaintiffs may bring additional actions with other claims. We expect to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs which may not be covered by insurance.
•	The SEC has instituted an informal inquiry which has resulted in, and will likely to continue to result in, a diversion of our management’s time and attention and the incurrence of increased costs. The inquiry could lead to a formal SEC investigation. The inquiry may also result in civil penalties or criminal proceedings, including fines, injunctions or orders with respect to future activities, all of which would result in further substantial costs and diversion of management time and attention.

Under our $110 million senior credit facility, we are required to continually satisfy certain financial and other covenants. If we were unable to maintain these covenants and payment obligations under this credit facility were to become immediately due and payable, we may be unable to repay these amounts which could adversely affect our financial condition.

        As of December 31, 2005, our cash and cash equivalents, restricted cash and short-term investments were approximately $65 million. As of that date, we had a total of $78 million outstanding under our $110 million senior credit facility. If we are unable to continually satisfy the financial and other covenants set forth under our $110 million credit facility, and amounts outstanding under this facility were declared due and payable, we may be unable to repay those amounts and our lenders could proceed against the collateral granted to them to secure the indebtedness. The result of these actions would have a significantly negative impact on our results of operations and financial condition.

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

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

        We did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures, and we have therefore identified a material weakness in our information technology general controls as of December 31, 2005. In addition, we did not adequately implement certain controls relating to our review and verification of internally prepared reports and analyses utilized in the financial closing process, and we have therefore identified a material weakness in our internal control over financial reporting relating to the financial closing process as of December 31, 2005. The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

        Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period, which could negatively affect the price of our stock:

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;
•	changes in the amount we spend to promote our products;
•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses, including delays in the regulatory approval process for new products;
•	changes in treatment practices of physicians that currently prescribe our products;
•	changes in wholesale and retail customers purchases and returns of our products;
•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;
•	increases in the cost of raw materials used to manufacture our products;
•	manufacturing and supply interruptions, including any failure by our manufacturers to comply with manufacturing specifications;
•	development of new competitive products by others;
•	the mix of products that we sell during any time period;
•	our responses to price competition;
•	market acceptance of our products;
•	the impairment and write-down of goodwill or other intangible assets;
•	implementation of new or revised accounting, securities, tax or corporate responsibility rules, policies, regulations or laws;
•	disposition of non-core products, technologies and other rights;
•	expenditures as a result of legal actions;
•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;
•	increases in insurance rates for existing products and the cost of insurance for new products;
•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;
•	lack of effectiveness of our sales and marketing endeavors;
•	seasonality of demand for our products;
•	our level of research and development activities.

We have outstanding indebtedness, which could adversely affect our financial condition.

        Our total consolidated long term debt, arising solely from the term loan portion of our $110 million credit facility, was approximately $78 million as of December 31, 2005. Under our $110 million credit facility, we and our operating subsidiaries, Doak Dermatologics, Bioglan Pharmaceuticals Corp. and A. Aarons, Inc., are able to obtain an additional $30 million of borrowings after we file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and when we are (i) not in default under, and (ii) in compliance with, all the other terms and conditions in our credit facility. In addition, under our credit facility, we have granted to the lenders a lien on substantially all of our current and future property, including our intellectual property.

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

        We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt as a result of a default, or otherwise, on or before maturity. We cannot assure you that we would be able to refinance any of our debt, including the debt under our credit facility, on commercially reasonable terms or at all.

Because we rely on independent manufacturers for our products, any regulatory or production problems could affect our product supply.

        We do not own or operate any manufacturing or production facilities. Independent companies manufacture and supply our products. Many of these companies also manufacture and supply products for some of our competitors. We do not have licensing or other supply agreements with some of these manufacturers or suppliers for our products, and therefore, some of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time, we have experienced delays in shipments from some of our vendors due to production management problems. Although we believe we can obtain replacement manufacturers, the absence of such agreements with our present suppliers may interrupt our ability to sell our products and seriously affect our present and future sales. Currently, all of our ADOXA®, KERALACTM, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX are contract manufactured. Any delays in manufacturing or shipping products, including any customs or related issues, may affect our product supply and ultimately have a negative impact on our sales and profitability.

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

        Our principal strategy is to continue to expand our business by acquiring or licensing new products, late stage development products and companies, developing product line extensions of acquired brands, producing new products through modest research and development of compounds already in use, and successfully promoting our products by utilizing our sales force. There are several factors that could limit or restrict our ability to implement our acquisition strategy successfully:

•	we may not have the financing to acquire an available or late stage development product;
•	we may not be able to make acquisitions because other bidders may have greater financial resources;
•	we may be unable to locate suitable acquisition candidates;
•	we may not be able to achieve our targeted profit margins with some of the products available for acquisition;
•	we must be able to maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees, and as a result, we may not manage our acquisitions effectively;
•	we may not be able to retain or hire the necessary qualified employees.

        Sales of newly acquired or licensed products or internally developed products or line extensions may not be profitable and we may not achieve anticipated sales levels for such products. Moreover, while we anticipate making future acquisitions in accordance with our strategic plan, we might be unable to consummate any future acquisitions, and we may not be able to achieve the same rates of return and historical sales levels of any acquired product. Our failure to do so could have a negative effect on the growth of our sales and profitability, and on our operations.

We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.

        Historically, we have only conducted patent searches on a limited basis due to the maturity of our products. As a result, the products and technologies we currently market, and those we may market in the future may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights.

        Patents and patent applications to which we have rights may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

        In addition, we conduct trademark searches. However, the products we currently market, and those we may market in the future, may infringe on trademarks and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products under that brand name to avoid infringing upon those rights.

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

        Our four largest customers, who are all wholesalers, accounted for an aggregate of approximately 90% of our gross trade accounts receivable at December 31, 2005 and 91% of our gross trade accounts receivable at December 31, 2004. The following table presents a summary of sales to our four largest customers as a percentage of our total gross sales:

	Year Ended December 31,
Customer*	2003	2004	2005
AmerisourceBergen Corporation	17%	15%	13%
Cardinal Health, Inc.	27%	36%	40%
McKesson Corporation	24%	25%	29%
Quality King Distributors, Inc.	14%	11%	1%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the periods.

        The loss of any of these customers’ accounts or a reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressures from these and other large customers.

Distribution Service Agreements (DSAs) with our wholesalers have affected our sales and product returns and may result in us paying an additional service fee to the wholesalers in the future.

        We have entered into DSAs with our two major wholesale customers, McKesson and Cardinal, which became effective during 2004. The terms of these DSAs require us to pay quarterly fees which are offset by any price appreciation of the inventory that these wholesalers have on hand and also by any discounts that we give them for new product promotions. In return for these “fees,” these wholesalers are obligated, generally, to maintain their inventory levels to the agreed upon months-on-hand and to provide us with monthly inventory and sales reports. The increased visibility afforded by these DSAs provides us with greater sales and inventory predictability and the improved ability to match sales with underlying demand. As a result of executing its respective DSA with us, Cardinal and McKesson each reduced its inventory of our products. As such, the majority of the impact of these DSAs on our operations was felt as our sales to McKesson and Cardinal decreased and returns increased. In addition, as a result of the DSAs, the Company accrued an aggregate of $750,963 in fees for these two wholesale customers during 2005.

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

Elimination of buying and selling among wholesalers affects our sales and returns of our products.

        Prior to 2005, major drug wholesalers, including McKesson, Cardinal, AmerisourceBergen and Quality King, and some chain drug stores, bought and sold pharmaceutical products with each other in order to take advantage of selling and buying pharmaceutical products below the pharmaceutical companies’ wholesale prices. Because of new regulations designed to eliminate counterfeit drugs, wholesalers now have certain pedigree requirements that require them to purchase drugs directly from pharmaceutical companies. Therefore, the practice of buying and selling among drug wholesalers and chain drug stores has been eliminated.

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

        The cost of insurance, including workers compensation, product liability and general liability insurance, has risen significantly in recent years and may increase in the future. In addition, as a result of the SEC inquiry, the restatement of our financial results for the quarter ended September 30, 2004, the federal securities class action lawsuit and federal and state derivative shareholder lawsuits, the cost of insurance for our directors and officers insurance will increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

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

        We are highly dependent on the principal members of our management staff, the loss of whose services we believe would impede the achievement of our acquisition and development objectives. We may not be able to attract and retain key personnel on acceptable terms. Many of our key managerial, operational, scientific and development personnel, including Daniel Glassman, our President, Chief Executive Officer and Chairman, would be difficult to replace. The loss of our personnel’s services could delay the development of contracts and products and limit our ability to operate our business successfully.

Shareholder lawsuits could have a material adverse effect on our results of operations and liquidity.

        We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for the District of New Jersey. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures made to the market that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action. Further, a federal shareholder derivative action was recently filed against us and certain of our officers and directors alleging breach of fiduciary duties arising out of the SEC inquiry and the restatement of our financial results for the quarter ended September 30, 2004 and violations of Delaware law regarding annual meetings. These proceedings have resulted, and are expected to continue to result, in a diversion of management’s attention and resources and in significant professional fees. These professional fees have substantially increased, and in the near term may continue to substantially increase, our cash needs.

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

        We are not able to estimate the amount of any damages that may arise from these legal proceedings and the internal efforts associated with defending ourselves and our officers and directors. If we are unsuccessful in defending ourselves, these lawsuits could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. While we believe that the allegations and claims made in these lawsuits are wholly without merit and intend to defend these actions vigorously, we cannot be certain that we will be successful in any or all of these actions.

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

        We failed to timely file this Form 10-K as well as other reports with the SEC. As a result, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after becoming current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so. In addition, we may face additional adverse consequences, including an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), and limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions and adverse consequences may negatively affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

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

        Due to the significance of the acquisition of Bioglan Pharmaceuticals on August 10, 2004, among other factors, we were unable to obtain a waiver from the SEC of the requirement to include Bioglan Pharmaceuticals’ pre-March 22, 2002 statements of income and cash flows in our Form 8-K filed with respect to the acquisition. We intend to again seek a waiver from the SEC concerning our omission of those financial statements, which is a requirement for us to have future registration statements for our securities declared effective by the SEC. However, we cannot assure whether or when that waiver may be granted. Until we are able to have registration statements for public offerings of our securities declared effective by the SEC, we would need to pursue additional borrowings or private placements of securities if we desired to conduct a financing, which could result in increased costs or other less favorable terms compared to public offerings.

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

        Noncompliance with applicable FDA or other government policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, “whistleblower” lawsuits, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies, such as the contract we have with the Veteran’s Administration and the Department of Defense. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

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

        Several of our products, including KERALAC®, CARMOL®40, ROSULA®, ZODERM® CARMOL® SCALP TREATMENT, SELSEB®, LIDAMANTLE®, LIDAMANTLE® HC and ANAMANTLE®HC, are marketed in the United States without an FDA-approved marketing application under FDA’s established enforcement policies on the grounds that they are identical, related, or similar to products that existed on the market prior to 1962. Any change in the FDA’s enforcement discretion and/or policies could prevent us from continuing to market these products without incurring the expense and delay of obtaining an approval, alter the way we have to conduct our business, and severely affect our future profitability. In addition, if a competitor submits a new drug application to the FDA for any of these drugs, the FDA may require us also to file a new drug application or an abbreviated new drug application for that same drug in order to continue marketing it in the United States. Similarly, if FDA issues a final OTC monograph covering one of the products we currently market on a prescription basis, we may be required to sell the product under the monograph on an OTC basis, which could significantly affect our future profitability.

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

        The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

        In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. We are currently in the process of developing a formal compliance infrastructure and standard operating procedures to comply with such laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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

        Changes in Medicare, Medicaid or similar governmental programs or the amounts paid by those programs for our products may also adversely affect our earnings. These programs are highly regulated, and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 or MMA, created a new, voluntary prescription drug benefit under the Social Security Act, or Part D Medicare Drug Benefit. Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, are eligible for the Part D Medicare Drug Benefit. Regulations implementing the Part D Medicare Drug Benefit were issued in January 2005 and the impact of these regulations and how they will be enforced is not yet fully understood by the industry. In addition, the MMA requires that the Federal Trade Commission conduct a study and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. We are unable at this time to predict or estimate the financial impact of this new legislation or these regulations.

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

Stock prices of emerging growth pharmaceutical and small-cap companies such as ours fluctuate significantly. In particular, our stock price per share since January 1, 2003, has fluctuated from a low of $7.47 to a high of $32.50. A variety of factors that could cause the price of our common stock to fluctuate, perhaps substantially, include:

•	announcements of developments related to our business;
•	quarterly fluctuations in our actual or anticipated operating results;
•	general conditions in the pharmaceutical and health care industries;
•	our ability to react favorably to changes in governmental regulations affecting products we market;
•	new products or product enhancements by us or our competitors;
•	developments in patents or other intellectual property rights and litigation;
•	developments in our relationships with our customers and suppliers;
•	current events affecting the political, economic and social situation in the United States and other countries where our subsidiaries operate;
•	changes in financial estimates and recommendations by securities analysts;
•	lack of an active, liquid trading market for our common stock;
•	acquisitions and financings;
•	the operating and stock price performance of other companies that investors may deem comparable;
•	class action and shareholder derivative lawsuits;
•	purchases or sales of blocks of our common stock, including any short-selling activities.

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

Securities class action and shareholder derivative lawsuits due to stock price volatility or other factors could cause us to incur substantial costs and divert management’s attention and resources.

        Securities class action and shareholder derivative lawsuits have often been brought against companies following periods of volatility in the market price of their securities and we are currently the subject of such lawsuits. Due to the volatility of our stock price, we could be the target of further securities litigation in the future. Securities class action and shareholder derivative lawsuits are often expensive and time consuming and their outcome may be uncertain. Any additional claims, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense and senior management may be required to divert their attention from other portions of our business, which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any proceeding, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

The exercise of outstanding warrants and options or the issuance of other shares could reduce the market price of our stock.

        We currently have outstanding a substantial number of options and warrants to purchase shares of our common stock. If the holders of all outstanding warrants and options exercised them, we would have approximately an additional 1,882,076 shares of common stock issued and outstanding as of December 31, 2005. The sale, or availability for sale, of such substantial amounts of additional shares of common stock in the public marketplace could reduce the prevailing market price of our securities and otherwise impair our ability to raise additional capital through the sale of equity securities.

We may sell equity securities in the future, which would cause dilution.

        We may sell equity securities in the future to obtain funds for general corporate or other purposes. We may sell these securities at a discount to the market price. Any future sales of equity will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

        We lease approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008. The owner and manager of this property is a limited liability company that is owned and controlled by Daniel Glassman, our Chairman of the Board, CEO and President, and his spouse, Iris Glassman, a member of our Board and our Treasurer. At our option, we may extend the term of this lease for an additional 5 years. The lease provides for a 3% increase in annual rent per year during the term of the lease.

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

        On August 10, 2004, we acquired certain assets and assumed certain liabilities of Bioglan Pharmaceuticals Company and certain subsidiaries. Included in the acquisition was a Bioglan lease for facilities in Malvern, Pennsylvania which had a term through December 31, 2006. This lease was assigned to us with the consent of the landlord. At the time of the acquisition, our plan was to maintain the Malvern facilities until November 1, 2004. Specifically, our plan was to sub-lease the Malvern facilities, and we expected that future sub-lease rentals would substantially offset lease costs under the existing Bioglan agreement, and no liability would be recognized. On July 15, 2005, after unsuccessful attempts to secure a sub-tenant, we entered into a lease termination agreement with the landlord. This agreement included payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment. The termination payment was recorded as an acquisition cost to goodwill during 2005.

        We believe that our existing leased facilities are sufficient to meet our current requirements. However, we anticipate that as we grow, we may require additional facilities.

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

Summers Laboratories Litigation

        In December 2004, Summers Laboratories filed a trademark infringement action against us in the U.S. District Court for the Eastern District of Pennsylvania. Summers’ principal claim was that our sale of pharmaceutical products utilizing the KERALACTM trademark was likely to cause confusion with Summers’ sale of pharmaceutical products utilizing Summers’ KERALYT® trademark. At the time of the commencement of the infringement action, we and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALACTM and KERALYT®, respectively. Summers sought a permanent injunction to prevent our continued use of the KERALACTM mark and monetary damages in an unspecified amount. We, at that time, denied that we had infringed or otherwise caused any damage to Summers.

        On October 6, 2005, we and Summers agreed to settle this case. As part of this settlement, Summers agreed to dismiss the lawsuit with prejudice, withdraw or dismiss, with prejudice, its opposition to our registration of our KERALACTM trademark, consent to the federal registration of our KERALACTM mark, acknowledge the validity of our federal registration of our KERALACTM mark and consent to our continued use of the KERALACTM mark and the sale by us of pharmaceutical products utilizing the KERALACTM mark.

Contract Dispute

        In 2004, we were named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by us and seeking unspecified monetary damages. During 2005, we filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of our own. Discovery with respect to this dispute has not yet been scheduled by the Court. We believe that we have meritorious defenses to the plaintiff’s allegations and valid bases to assert our counterclaims and demand for monetary damages.

Shareholder Lawsuits

        We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for the District of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. We and the individual defendants filed our initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2005, the Court issued an order denying our motion to dismiss the federal securities class action lawsuit. We continue to dispute the allegations set forth in the class action lawsuit and intend to vigorously defend ourselves. Discovery in the federal securities class action lawsuit has not yet been scheduled.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. Plaintiffs in the state shareholder derivative actions have 30 days from the decision denying the motion to dismiss the federal securities class action lawsuit to file a consolidated amended derivative complaint. We dispute the allegations in the state shareholder derivative lawsuit and intend to move to dismiss the consolidated amended derivative complaint, if timely filed, in its entirety.

        Further, a federal shareholder derivative action was recently filed in the United States District Court for the District of New Jersey against us and certain of our officers and directors. Service of process in this matter was accepted by us and the other defendants on April 26, 2006. This action alleges breach of fiduciary duties arising out of the SEC inquiry and the restatement of our financial results for the quarter ended September 30, 2004 and violations of Delaware law regarding annual meetings. Plaintiffs seek an unspecified amount of damages and attorneys’ fees and an order compelling us to schedule an Annual Meeting of Stockholders. We and the other defendants intend to move to dismiss this action in its entirety and schedule a Joint 2005/2006 Annual Meeting of Stockholders following the filing of this Annual Report on Form 10-K.

        We expect to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of our management’s time and attention.

SEC Inquiry

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry relating to us to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. Since we cannot predict the outcome of this matter and its impact on us, we have made no provision relating to this matter in our financial statements. In addition, we expect to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of our management team from normal business operations.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No issues were submitted to a vote of our security holders during the Fourth Quarter of 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our common stock were traded on The Nasdaq National Market under the symbol “BPRX” until May 13, 2003, when they were listed and began trading on the New York Stock Exchange under the symbol “BDY.” Our Class B common stock is not publicly traded.

        The following table sets forth the range of high and low sales prices for shares of our common stock for the periods indicated. On April 13, 2006, the closing sale price for our common stock was $13.45 per share, as reported on the New York Stock Exchange.

	Price Range
	High	Low
Year Ended December 31, 2004
First quarter	$27.63	$20.10
Second quarter	30.00	22.22
Third quarter	28.14	20.02
Fourth quarter	21.04	14.15

Year Ended December 31, 2005
First quarter	$15.92	$8.16
Second quarter	11.96	7.61
Third quarter	12.66	10.48
Fourth quarter	13.41	9.34

        As of April 14, 2006, there were 174 registered holders of record of shares of our common stock.

Dividend Policy

        We have never declared a cash dividend. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to declare cash dividends.

Issuer Purchases of Equity Securities- Share Buyback Program

        The following table summarizes our repurchases of our common stock since January 1, 2005(1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value That May Yet Be Repurchased Under the Plan
January 1, 2005 to January 31, 2005	14,000	$14.91	36,000	$7,377,290
February 1, 2005 to January 18, 2006	—	N/A	—	$7,377,290
(1)	During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data set forth below for each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. You should read this table in conjunction with our audited consolidated financial statements and related notes, our unaudited condensed consolidated interim financial statements and related notes and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere or incorporated by reference.

	2001	2002	2003	2004	2005
Net sales	$ 25,702,966	$ 39,668,973	$ 74,679,251	$ 96,693,987	$ 133,382,194
Cost of sales	4,168,045	4,568,461	6,533,119	13,340,499	19,817,676

Gross profit	21,534,921	35,100,512	68,146,132	83,353,488	113,564,518
Selling, general and administrative	15,409,108	21,534,143	38,946,576	62,557,871	79,638,298
Research and development	63,951	356,089	612,162	804,832	1,515,633
Depreciation and amortization	1,169,484	1,139,531	1,207,116	4,815,095	10,174,989
Interest expense (income), net	(73,588)	(359,261)	111,847	2,149,704	5,340,290
Losses (gains) on short-term investments	700,000	49,535	(312,285)	(35,328)	(103,166)
Write-off of deferred financing costs	—	—	—	—	3,988,964

Total expenses	17,268,955	22,720,037	40,565,416	70,292,174	100,555,008

Income before income tax expense	4,265,966	12,380,475	27,580,716	13,061,314	13,009,510
Income tax expense	654,000	4,746,000	10,756,000	5,107,000	5,048,000
Net income	$ 3,611,966	$ 7,634,475	$ 16,824,716	$ 7,954,314	$ 7,961,510

Basic net income per common share	$ 0.42	$ 0.73	$ 1.55	$ 0.51	$ 0.50

Diluted net income per common share	$ 0.37	$ 0.67	$ 1.35 (1)	$ 0.49 (1)	$ 0.49 (1)

Shares used in computing basic net income
per common share	8,570,000	10,470,000	10,820,000	15,670,000	16,000,000

Shares used in computing diluted net
income per common share	9,660,000	11,440,000	12,840,000	18,410,000	17,950,000

(1)	Gives effect to interest and other expenses, net of tax effects, relating to our 4% convertible notes. On November 14, 2005, we repaid all amounts due under the 4% notes and the related indenture, including all default interest and other fees.

Balance Sheet Data	2001	2002	As of December 31, 2003	2004	2005
Working capital	$19,310,242	$28,162,830	$178,356,498	$ 815,134	$ 11,193,936
Total assets	35,601,433	43,917,100	203,412,683	313,698,651	296,229,444
Long term liabilities	305,739	155,362	37,049,831	33,052,630	69,937,090
Stockholders equity	30,170,283	38,193,716	152,895,669	163,763,892	172,439,431

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

        On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis, ADOXA®, an oral antibiotic indicated for the treatment of acne, ZONALON®, a topical treatment indicated for pruritus, Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration was approximately $191 million, including acquisition costs.

        In connection with this acquisition, we hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced our then existing credit facility. We funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, we replaced the bridge loan with a $125 million credit facility (the “Old Facility”), consisting of a $75 million term loan and a $50 million revolving line of credit. On November 14, 2005, we replaced this $125 million Old Facility with a new $110 million facility (the “New Facility”), consisting of an $80 million term loan and a $30 million revolving line of credit.

        Concurrently with the closing of this $110 million New Facility, we repaid all amounts due under our 4% senior subordinated convertible notes (the “Notes”) and the related indenture (the “Indenture”), including all default interest and other payments, and paid all fees and expenses in connection with the New Facility. The New Facility’s term loan and revolver both mature on November 14, 2010 and are secured by a lien upon substantially all of our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries. The New Facility was subsequently amended on January 26, 2006 and May 15, 2006, as described below.

        Our Doak Dermatologics subsidiary promotes our branded dermatologic and podiatric products, including our KERALACTM, ZODERM®, LIDAMANTLE®, ROSULA® and SELSEB® product lines, and our Bioglan Pharmaceuticals subsidiary promotes our branded dermatologic and podiatric products, including our ADOXA®, SOLARAZE® and ZONALON® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 132 representatives as of May 1, 2006. Our Kenwood Therapeutics division promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA-Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of more than 47 representatives as of

May 1, 2006. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALACTM, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX. These core branded products accounted for a total of approximately 85% of our net sales for 2005 and approximately 75% of our net sales for 2004 (ADOXA®, SOLARAZE® and ZONALON® were acquired by us during 2004).

        We have experienced an increase in generic competition occurring in the Fourth Quarter 2004 and during 2005 against many of our products, including some ADOXA®, KERALACTM, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE®HC products. As a result of generic competition, the execution of Distribution and Service Agreements with two wholesale customers in 2005 and a change in these customers’ market dynamics, we experienced an increase in product returns from our customers.

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry. We are also party to a federal securities class action lawsuit and federal and state shareholder derivative lawsuits which have arisen as a consequence of the SEC inquiry and restatement of our financial results for the quarter ended September 30, 2004.

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG. Under the Agreement, MediGene has granted us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including but not limited to external genital warts, perianal warts and actinic keratosis. In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company will expense the $5 million research and development payment during the First Quarter 2006.

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

        We subsequently restated our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which we filed with the SEC on January 27, 2006. All amounts referenced in this Annual Report reflect the relevant amounts on a restated basis. The originally issued financial statements for the quarter ended September 30, 2004 should no longer be relied upon.

Results of Operations

Percentage of Net Revenues

        The following table sets forth certain data as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
Net sales	100%	100%	100%
Gross profit	91.2%	86.2%	85.1%
Operating expenses	54.2%	70.5%	71.4%
Operating income	37.0%	15.7%	13.7%
Interest expense, net	0.1%	2.2%	4.0%
Income tax expense	14.4%	5.3%	3.7%

Net income	22.5%	8.2%	6.0%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Net sales for 2005 were $133,382,194, representing an increase of $36,688,207, or approximately 38%, from $96,693,987 for 2004. The following table sets forth certain net sales data for the periods indicated.

Therapeutic Category by Company	2004	2005	Increase/ (Decrease)
Dermatology & Podiatry
Doak Dermatologics, Inc.
Keratolytic	$ 32,713,699	$ 23,733,544	$ (8,980,155)
Acne/Roseaca	14,997,922	14,179,372	(818,550)
Anesthetics	5,659,398	3,353,896	(2,305,502)
Scalp	1,420,237	1,570,004	149,767
Cosmeceuticals	1,900,343	2,240,626	340,283
Other	170,965	130,338	(40,627)

Total Doak Dermatologics, Inc.	56,862,564	45,207,780	(11,654,784)

Bioglan Pharmaceuticals
Acne/Roseaca	12,288,556	45,469,972	33,181,416
Actinic Keratoses	2,421,150	13,070,092	10,648,942
Anesthetics	601,181	3,566,520	2,965,339
Cosmeceuticals	712,900	2,420,746	1,707,846
Authorized Generic	—	609,761	609,761

Total Bioglan Pharmaceuticals	16,023,787	65,137,091	49,113,304

Total Dermatology & Podiatry	72,886,351	110,344,871	37,458,520

Kenwood Therapeutics
Gastrointestinal	17,675,446	17,036,065	(639,381)
Respiratory	4,336,983	4,088,897	(248,086)
Nutritional	1,477,229	1,668,165	190,936
Other	317,978	244,196	(73,782)

Total Kenwood Therapeutics	23,807,636	23,037,323	(770,313)
Total Bradley Pharmaceuticals, Inc.	$96,693,987	$133,382,194	$ 36,688,207

        For 2005, Doak Dermatologics’ net sales were $45,207,780, representing a decrease of $11,654,784, or 20%, from $56,862,564 for 2004. The decrease in net sales was led by the keratolytic line of products of $8,980,155, acne/roseaca line of products of $818,550 and anesthetics line of products of $2,305,502. The keratolytic line of products decrease was led by a decrease in CARMOL® products of $6,464,950 and KERALACTM products of $2,515,205. The KERALACTM products’ decrease was partially offset by new product launches from KERALACTM CREAM, launched in the First Quarter 2005, of $7,502,281, KERALACTM NAILSTIK, launched in the Third Quarter 2005, of $1,437,105 and KERALACTM OINTMENT, launched in the Fourth Quarter 2005, of $366,259. The anesthetics line of products decrease was led by a decrease in LIDAMANTLE®HC of $1,511,985.

        For 2005, Kenwood Therapeutics’ net sales were $23,037,323, representing a decrease of $770,313, or approximately 3%, from $23,807,636 for 2004. The decrease in net sales was led by a decrease in gastrointestinal products of $639,381. The decrease in gastrointestinal products was primarily due to a decrease in ANAMANTLE®HC of $8,297,795, which was partially offset by new product launches of ANAMANTLE® HC FORTE, launched in Third Quarter 2005, of $2,675,882. The decrease in gastrointestinal products was partially offset by an increase in PAMINE® of $3,640,137 and FLORA-Q® of $1,347,769.

        On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals. Bioglan net sales for 2005 were $65,137,091, representing an increase of $49,113,304 or 307%, from $16,023,787 for 2004. The increase was primarily due to the Bioglan results being a partial period last year and the new product sales of ADOXA®150mg, launched in the Fourth Quarter 2005, of $881,360.

        Net sales during 2005 were negatively impacted by primarily the following:

•	An increase in generic or therapeutically equivalent products competing on price. In particular, 2005 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALACTM GEL and LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALACTM CREAM (Third Quarter 2005) and ADOXA® 50mg and 100mg (Fourth Quarter 2005). As a result of the generic competition noted above, we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.
•	We entered into DSAs with our two largest wholesale customers with effective dates covering 2005. We and the wholesale customers agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, the

DSAs contributed to decreased Net Sales due to reduced purchases of our products and increased product returns.

•	Previous to 2005, major drug wholesalers and some chain drug stores bought and sold with each other in order to take advantages of selling and buying pharmaceutical products below the pharmaceutical companies’ wholesale prices. These lower prices were available due to the drug wholesalers’ speculative buying before price increases, creating lower cost inventory in comparison to pharmaceutical companies’ then existing wholesale prices. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have substantially eliminated buying and selling among drug wholesalers. Chain drug stores have also implemented the same programs. In particular, in addition to the increase in generic competition noted above, our sales to Quality King decreased as a result of its decrease in potential resale locations.

        As noted above, some of the increases in our net sales for 2005 were the result of new product launches. Further, some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of December 31, 2005, we had $1,134,668 of orders on backorder as a result of us being out of stock, which were subsequently shipped and recognized in the First Quarter 2006.

        We estimate our prescription demand, net of charges against sales, based upon information received from Wolters Kluwer, for 2005, to be approximately $147 million. Our prescription net sales recorded during 2005 was approximately $128 million, which includes initial stocking by our customers for newly launched products. The approximate $19 million difference between the prescription demand and our recorded net sales for 2005 is primarily due to our wholesale customers decreasing their inventory of our products in accordance with the DSAs and the substantial elimination of buying and selling among drug wholesalers.

        The following table summarizes the changes in the return reserve during 2005 and 2004:

Year 2004
Return reserve at January 1, 2004	$925,685
Product returns during 2004	(5,645,354)
Acquired Bioglan return reserve	2,180,579
Provision	26,613,601

Return reserve at December 31, 2004	$24,074,511

Year 2005
Return reserve at January 1, 2005	$24,074,511
Product returns during 2005	(17,975,700)
Provision	18,835,271

Return reserve at December 31, 2005	$24,934,082

        During the Fourth Quarter of 2005, we increased our return reserve provision by approximately $10,867,000 primarily due to an increase in our estimated inventory of our products at the wholesalers and retailers as a result of additional actual product return experience in the first four months of 2006 and an increase in the rate of return for certain products. This resulted in an increase to the return reserve accrual by approximately $3,615,000.

        As of December 31, 2005, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.6 months. After applying the December 31, 2005 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be .7 months.

        We recorded, in the Fourth Quarter 2004, an increase in our reserves for charges against sales, primarily relating to returns. The increase in the returns portion of this reserve was a result, among other factors, of the execution during 2005 of the DSAs with two wholesale customers which became effective during 2004, our obtaining customer inventory data from our four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in these customers’ market dynamics becoming evident during 2005, our having subsequent return visibility relating to 2004 and prior during 2005, and our having increased generic competition occurring in the Fourth Quarter 2004 and during 2005. The increase in our reserves for charges against sales, primarily relating to returns, as discussed in Note M of this 2005 Annual Report of Form 10-K, was $17,926,084.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in net sales from our products. If net sales of KERALACTM, ADOXA®, SOLARAZE®, ZODERM®, ROSULA®, ANAMANTLE®HC, PAMINE® or other of our products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those net sales, our net sales and profitability would decrease.

        Cost of sales for 2005 were $19,817,676, representing an increase of $6,477,177, or approximately 49%, from $13,340,499 for 2004. The increase in cost of sales is primarily due to an increase in net sales. The gross profit percentages for 2005 and 2004 were 85% and 86%, respectively.

        Selling, general and administrative expenses for 2005 were $79,638,298, representing an increase of $17,080,427, or 27%, compared to $62,557,871 for 2004. The increase in selling, general and administrative expenses reflects increased spending on sales and marketing, including Bioglan products, to implement our strategy of aggressively marketing our dermatology, podiatry and gastrointestinal brands and increased professional fees primarily related to the SEC inquiry. The following table sets forth the increase in certain expenditures:

2005 Increase From 2004
Payroll Expense	$4,765,442
Travel and
Entertainment*	760,867
Advertising and
Promotional Costs	1,874,633
Professional Fees	5,436,656

*	Increases in travel and entertainment primarily relate to increased average number of sales representatives.

        During 2005, we expensed $5,626,717 in professional fees relating to the SEC inquiry and the restatement of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of net sales were 60% for 2005, representing a decrease of 5% compared to 65% for 2004. The decrease in the percentage was a result of increased net sales.

        Depreciation and amortization expenses for 2005 were $10,174,989, representing an increase of $5,359,894 from $4,815,095 for 2004. The increase in depreciation and amortization expenses was primarily due to the purchase of amortizable intangibles and property and equipment relating to the Bioglan acquisition on August 10, 2004.

        Research and development for 2005 was $1,515,633 representing an increase of $710,801 from 2004. The increase in research and development was primarily due to the payment of $638,000 to Par Pharmaceuticals for the development and approval from the FDA of ADOXA® 150mg during the Third Quarter 2005.

        Gain on investment for 2005 was $103,166, representing an increase of $67,838 from 2004.

        Write-off of deferred financing costs for 2005 was $3,988,964 and was due to the write-off of the deferred financing costs relating to the 4% Notes and the $125 million Old Facility during November 2005. The Notes and the Old Facility were repaid during November 2005.

        Interest income for 2005 was $2,149,567, representing a decrease of $29,056 from 2004.

        Interest expense for 2005 was $7,489,857 representing an increase of $3,161,530 from 2004. The increase in the interest expense was a result of our entering into the $125 million Old Facility in September 2004 and the subsequent replacement of that facility and the 4% Notes with the $110 million New Facility in November 2005.

        Income tax expense for 2005 was $5,048,000, representing a decrease of $59,000 from $5,107,000 for 2004. The effective tax rate used to calculate income tax expense for 2005 and 2004 was approximately 39%.

        Net income for 2005 was $7,961,510, representing an increase of $7,196 from $7,954,314 for 2004. Net income as a percentage of Net Sales for 2005 and 2004 was 6% and 8%, respectively.

        Doak’s net loss for 2005 was $865,657, representing a decrease of $9,845,061 from net income of $8,979,404 for 2004. Kenwood’s net income for 2005 was $223,578, representing an increase of $428,456 from a net loss of $204,878 for 2004. Bioglan’s net income for 2005 was $8,603,589, representing an increase from a partial period due to the timing of the Bioglan acquisition of $9,423,801 from a net loss of $820,212.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net sales for 2004 were $96,693,987, representing an increase of $22,014,736, or approximately 29%, from $74,679,251 for 2003.

        For 2004, Doak Dermatologics’ net sales were $56,862,564, representing an increase of $245,445, or less than 1%, from $56,617,116 for 2003. The increase in net sales was led by new product sales from ZODERM® GEL 4.5%, launched in the First Quarter 2004, of $717,403; ZODERM® GEL 8.5%, launched in the First Quarter 2004, of $604,285; ZODERM® CREAM 4.5%, launched in the First Quarter 2004, of $1,354,459; ZODERM® CREAM 8.5%, launched in the First Quarter 2004, of $669,266; ZODERM® CLEANSER 4.5%, launched in the First Quarter 2004, of $2,672,088; ZODERM® CLEANSER 8.5%, launched in the First Quarter 2004, of $1,355,326; KERALACTM LOTION 7oz, launched in the Second Quarter 2004, of $3,154,612; KERALACTM LOTION 11oz, launched in the Second Quarter 2004, of $5,510,074; KERALACTM GEL, launched in the Second Quarter 2004, of $9,057,494; ROSULA®NS, launched in the Third Quarter 2004, of $2,035,635; ZODERM® GEL 6.5%, launched in the Third Quarter 2004, of $820,463; ZODERM® CREAM 6.5%, launched in the Third Quarter 2004, of $724,616; ZODERM® CLEANSER 6.5%, launched in the Third Quarter 2004, of $1,023,631; and SELSEB® SHAMPOO, launched in the Fourth Quarter 2004, of $857,676. In addition, Doak benefited from an increase in LIDAMANTLE®HC LOTION of $1,289,072 and LIDAMANTLE® LOTION of $657,452 due to the products being launched in the Fourth Quarter 2003 in comparison to a full year 2004. Doak’s new product sales and existing product increases were partially offset by declines in CARMOL®40 CREAM, LOTION and GEL of $23,073,688, CARMOL®HC of $1,193,355; LIDAMANTLE® CREAM of $1,378,089, LIDAMANTLE®HC CREAM of $1,763,424, and ROSULA® AQUEOUS GEL of $2,704,729. The total net sales for CARMOL®40 CREAM, LOTION and GEL for 2004 were $13,503,270.

        For 2004, Kenwood Therapeutics’ net sales were $23,807,636, representing an increase of $5,745,504, or approximately 32%, from $18,062,132 for 2003. The increase in net sales were led by new product sales of FLORA-QTM, launched in First Quarter 2004, of $455,668 and ANAMANTLE®HC CREAM KIT 20‘s, launched in the Fourth Quarter 2004, of $1,466,550 and product sales growth from ANAMANTLE®HC 14‘s of $6,339,956 and PAMINE® FORTE 5mg of $725,908, which were partially offset by a decline in DECONAMINE® products of $1,236,353 and GLUTOFAC® ZX of $675,901.

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

The overall increase in the sales and new product sales, excluding sales as a result of initial stocking related to ZODERM® products, KERALACTM products, ROSULA®NS, ANAMANTLE®HC CREAM KIT 20‘s and SELSEB® SHAMPOO for 2004, were primarily due to promotional efforts, including an increase in the number of sales representatives detailing those products to high potential physicians. Initial stocking sales from ZODERM® products in the First Quarter and Third Quarter 2004, KERALACTM LOTION and GEL in the Second Quarter 2004, ROSULA®NS in the Third Quarter 2004 and SELSEB® SHAMPOO and ANAMANTLE®HC CREAM KIT 20‘s in the Fourth Quarter 2004 significantly contributed to the increased sales in comparison to last year. As a result of certain ZODERM® products sales initially stocked by our customers during the First Quarter 2004, ZODERM® sales during Second Quarter, Third Quarter 2004 and Fourth Quarter 2004 were less than the First Quarter 2004. In addition, as a result of certain other ZODERM® products and ROSULA®NS being initially stocked by our customers during the Third Quarter 2004, sales of those products during the Fourth Quarter 2004 were significantly less than the Third Quarter 2004. Further, as a result of ANAMANTLE®HC CREAM KIT 20‘s and SELSEB® SHAMPOO initially stocked by our customers during the Fourth Quarter 2004, sales of those products during First Quarter 2005 were significantly less than the Fourth Quarter 2004.

        As of December 31, 2004, we had $698,315 of orders held, which were subsequently shipped and recognized in the First Quarter 2005. In addition, as of December 31, 2004, we had $2,324,216 of orders on backorder as a result of us being out of stock, which were subsequently shipped and recognized in the First Quarter 2005.

        During the Second Quarter 2003, a competitor launched a competing product with the same active ingredient as CARMOL® 40 CREAM. During the Fourth Quarter 2003, generic competitors introduced less expensive comparable products to CARMOL® 40 CREAM, LOTION and GEL, also with the same active ingredient. These introductions of competing products resulted in a reduction in demand for our CARMOL® 40 CREAM, LOTION and GEL products during the three and twelve months ended December 31, 2004 in comparison to the same periods in the prior year. In order to minimize a reduction in our overall net sales arising from increased competition related to the CARMOL® 40 products, we implemented life cycle management techniques, including launching new products- KERALACTM LOTION and GEL in the Second Quarter 2004 and launching KERALACTM CREAM in the First Quarter 2005.

        During October 2004 and February 2005, generic competitors introduced less expensive comparable products to ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT, respectively. As a result of the increased competition for ANAMANTLE®HC 14 and ANAMANTLE®HC CREAM KIT based on price, we experienced lower net sales for ANAMANTLE®HC 14 ANAMANTLE®HC CREAM KIT. In order to minimize a reduction in net sales related to increased competition for ANAMANTLE®HC, we implemented life cycle management techniques, including launching ANAMANTLE®HC FORTE.

        During January 2005, a generic competitor introduced less expensive comparable products to KERALACTM LOTION and GEL with the same active ingredient. These introductions of competing products resulted in reduced demand for our KERALACTM LOTION and GEL. During July 2005, generic competitors introduced less expensive comparable products to KERALACTM CREAM, with the same active ingredient. These introductions of these competing products resulted in reduced demand for our KERALACTM CREAM. In order to minimize a reduction in net sales related to increased competition for KERALACTM products, we launched additional line extensions of KERALACTM- KERALACTM NAILSTIK in September 2005 and KERALACTM OINTMENT in October 2005.

        During June 2005, a generic competitor introduced less expensive comparable products to our ZODERM® products. These introductions of competing products resulted in reduced net sales for our ZODERM® products.

        During December 2005, a generic competitor introduced less expensive products of ADOXA® 100mg and ADOXA® 50mg tablets. These introductions of competing products resulted in reduced net sales for those impacted ADOXA® products. To minimize lost profits as a result of generic competition against ADOXA®, we entered into a Licensing and Distribution Agreement with Par Pharmaceutical, Inc. Under this agreement, Par is obligated to pay us 50% of its net profits from its sales of our authorized generic versions of ADOXA®. To date, we have authorized Par to market only 50mg and 100mg tablets of our authorized generic versions of ADOXA® in bottles. In addition to entering into our agreement with Par, we have implemented life cycle management techniques for ADOXA®, including launching ADOXA Paks®, designed to enhance patient compliance and physician prescribing, in January 2005 and ADOXA® 150mg tablets in late 2005.

        In addition to increased generic competition mentioned above for CARMOL® 40, ANAMANTLE®HC, KERALACTM, ZODERM®, ADOXA® 100mg and ADOXA® 50mg, we have experienced generic competition against LIDAMANTLE® Lotion and LIDAMANTLE® HC Lotion in November 2004 and ROSULA® Aqueous Gel and ROSULA® Aqueous Cleanser in April 2005.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in sales from our products. Further, if there are decreases in sales of any other material product line, including ZODERM®, KERALACTM, ANAMANTLE®HC, PAMINE®, ADOXA® or our other products, as a result of increased competition, wholesaler buying patterns, physicians prescribing habits or for any other reason and we fail to replace those sales, our revenues and profitability would decrease.

        We recorded, in the Fourth Quarter 2004, an increase in our reserves for charges against sales, primarily relating to returns. The increase in the returns portion of this reserve was a result, among other factors, of the execution during 2005 of the DSAs with two wholesale customers which became effective during 2004, our obtaining customer inventory data from our four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in these customers’ market dynamics becoming evident during 2005, our having subsequent return visibility relating to 2004 and prior during 2005, and our having increased generic competition occurring in the Fourth Quarter 2004 and during 2005. The increase in our reserves for charges against sales, primarily relating to returns, as discussed in Note M of our consolidated financial statements, was $17,926,084, which decreased net sales by $17,926,084.

        We estimate our prescription demand, net of charges against sales, based upon information received from Wolters Kluwer for 2004, to be approximately $107 million. Our prescription net sales recorded during 2004 were approximately $90 million, which includes initial stocking by our customers for newly launched products. As a result of the initial stocking by our customers during 2004 for our newly launched products, sales of those products during 2005 were negatively impacted. The approximately $17 million difference between the prescription demand and our recorded net sales is primarily due to the increase in our reserves against sales noted above.

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

Increase in 2004 in comparison to 2003
Payroll Expense	$8,476,631
Travel and Entertainment*	2,444,267
Advertising
and Promotional Costs	5,376,139
Insurance	815,982
Estimated legal
settlements**	1,750,000
Professional Fees	335,711

*	Increases in travel and entertainment primarily relate to increased number of sales representatives and travel associated with increased number of conventions attended by Company personnel.
**	For more information on the estimated legal settlements, see Item 3. Legal Proceedings.

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

        Interest expense for 2004 was $4,328,327, representing an increase of $3,280,135 from 2003. The increase was principally due to interest expense related to our 4% Notes, bridge loan and the credit facility which replaced the bridge loan.

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

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash were $64,798,728 at December 31, 2005 and $76,331,254 at December 31, 2004. Cash provided by operating activities for 2005 was $24,802,385. The sources of cash primarily resulted from net income of $7,961,510, plus non-cash charges for depreciation and amortization of $10,174,989; tax benefit due to exercise of non-qualified options of $237,995; non-cash charges for amortization of deferred financing costs of $953,263; the non-cash write-off of the deferred financing costs associated with the 4% Notes and the $125 million Old Facility of $3,988,964; an increase in the rebate reserve of $2,078,421, primarily due to an increase in Medicaid rebates for SOLARAZE® and a slowing of our payments to some managed care organizations; an increase in the inventory valuation reserve of $34,675; an increase in allowance for doubtful accounts of $666,585 primarily due to an increase in short payments from a wholesale customer; a decrease of deferred tax assets of $526,282; a decrease in inventories of $2,102,373, primarily due to a reduction in purchases by us for finished inventories; a decrease in prepaid expenses and other of $1,985,158; an increase in accounts payable of $1,718,433 primarily due to our slower payments to our vendors; a distribution of treasury stock of $32,888 to fund our 401(k); the accruing of $750,963 for fee-for-service under a DSA relating to the Fourth Quarter 2005; and an increase in the return reserve of $859,571. The sources of cash were partially offset by an increase in accounts receivable of $3,120,337 primarily due to increased sales, initial new product sales and an increase in short payments from a wholesale customer; gain on short-term investments of $103,166; a decrease in accrued expenses of $1,405,463 primarily due to the settlement payment to Summers Laboratories, which was previously accrued; and an increase in prepaid income taxes of $4,640,719 primarily due to an overpayment of income tax in comparison to actual results during 2005.

        Cash used in investing activities for 2005 was $9,588,361, resulting from a restriction of cash from entering into the $110 million credit facility of $12,035,193; acquisition costs relating to the Bioglan acquisition of $547,355; and purchase of property and equipment of $636,193; partially offset by net sales of short-term investments of $3,630,380.

        Cash used in financing activities for 2005 was $35,326,839, resulting from payments of notes payable of $70,800; payment of the 4% Notes of $37,000,000; payment of the $125 million Old Facility’s term loan of $71,250,000; payment of scheduled $110 million New Facility’s term note of $2,000,000; payment of deferred financing costs associated with the $110 million New Facility of $5,376,875; and the purchase of treasury shares for $208,805; partially offset by proceeds from the $110 million New Facility’s term loan of $80,000,000; and the proceeds from the exercise of stock options of $579,641.

        On November 14, 2005, we replaced our $125 million Old Facility with the $110 million New Facility with a syndicate of lenders led by Wachovia Bank. Concurrently with the closing of this $110 million New Facility, we repaid all amounts due under our 4% Notes and the related Indenture, including all default interest and other payments, and paid all fees and expenses in connection with the New Facility. Our New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolver both mature on November 14, 2010 and are secured by a lien upon substantially all of our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries.

        In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under our $125 million Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all default interest and other payments, we used all of the proceeds of the New Facility’s term loan and approximately $22 million of our cash-on-hand. As of December 31, 2005, we had approximately $65 million in cash and short-term investments and $30 million unused (but currently restricted as set forth in more detail below) under the New Facility’s revolving line of credit.

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

        The financial covenants under the New Facility require that we maintain (i) a leverage ratio (which is a ratio of funded debt of us and our subsidiaries to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; (iii) not less than $25 million of unrestricted cash and cash equivalents on our balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits our ability to declare and pay cash dividends.

        On January 3, 2006, we received a notice from the administrative agent under our $110 million New Facility stating that we were in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC our 2004 Annual Report on Form 10-K by December 31, 2005. On January 26, 2006, we received a waiver of these defaults from our lenders under our New Facility. In connection with this waiver, which also granted us permission to enter into the Collaboration and License Agreement with MediGene, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by us during 2005 in connection with the restatement of our Third Quarter 2004 financial statements, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with our elimination of debt during 2005 under the Old Facility and the Notes), satisfy the leverage ratio and fixed charge coverage ratio tests beginning with the fiscal quarter ended December 31, 2005 and pay to them waiver, amendment and arrangement fees of $520,000 in the aggregate. In addition, we agreed with our lenders that until we file our Quarterly Reports on Form

10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, we will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents we will at all times maintain on our balance sheet, not incur any borrowings under the revolving credit line portion of the New Facility and provide them with monthly cash reports. Our lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to us of the waiver.

        As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, we triggered a default under the New Facility. On May 15, 2006, we received a waiver of this default from our lenders under our New Facility. In connection with this waiver, which also allowed us to continue outstanding LIBOR Rate Loans under the New Facility, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, our lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining our minimum cash balance (which, until we file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrate compliance with the financial covenants in the New Facility, must be at least $45 million), allowing us to deliver to the lenders our 2006 annual budget by June 30, 2006 and allowing us to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of our initial $5 million payment to MediGene that we classify as an expense in accordance with GAAP. Our lenders acknowledged that provided we file our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, we would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning on May 1, 2006.

        As of May 15, 2006, we have $76 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding.

        As a result of our failure to file timely our Annual Report on Form 10-K for the year ended December 31, 2004, the beneficial holders of our 4% Notes had declared the principal of the Notes and interest thereon to be due and payable. It was a condition to the closing of the New Facility that we cause all indebtedness, liabilities and other obligations owing under the Notes and the related Indenture to be repaid in full. Accordingly, on November 14, 2005, we paid a total of $38,429,898 to the trustee under the Indenture as payment in full of all amounts due and owing under the Notes and the Indenture, which amount consisted of $37,000,000 in principal amount of the Notes, and an aggregate of $1,429,898 for accrued but unpaid interest thereon and payment for liquidated damages pursuant to the terms of the related Registration Rights Agreement, dated June 11, 2003, by and among us and UBS Securities LLC and Raymond James & Associates, Inc. Upon payment to the trustee, the Notes were paid in full and the Indenture was terminated, except for certain indemnification obligations that survive the termination of the Indenture.

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

        As of December 31, 2005, we had the following contractual obligations and commitments:

Year ending December 31,	Operating Leases	Capital Leases(a)	$110 million Senior Credit $ Facility	Other Debt	Minimum Inventory Purchases
2006	$1,871,452	$ 15,980	$ 9,000,000	$60,085	$1,275,000
2007	1,708,494	6,642	13,000,000	-0-	1,000,000
2008	1,341,139	5,355	17,000,000	-0-	1,100,000
2009	814,043	-0-	21,000,000	-0-	-0-
2010	41,983	-0-	18,000,000	-0-	-0-
Thereafter	-0-	-0-	-0-	-0-	-0-

	$5,777,111	$ 27,977	$78,000,000	$60,085	$3,375,000

(a)	Lease amounts include interest and minimum lease payments.

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

        Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns and exchanges for expired products, are established as a reduction of product sales revenues at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

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

        Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used around its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales, which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net sales. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience, including the execution of the DSAs in 2005 (but effective as of 2004), obtaining customer inventory data for our four largest customers, a change in these customers’ market dynamics, having subsequent return visibility, and having increased generic competition. If we over or under estimate the level of sales, which will ultimately be returned, there may be a material impact to our financial statements.

        Intangible assets. We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We assess the impairment of identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include:

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

        As of January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on our financial statements. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2005, and noted that no impairment existed.

        As of January 1, 2002, we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” The adoption of SFAS No. 144 had no effect on our financial statements.

        On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; Tx Systems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration was approximately $191 million, including acquisition costs. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition are being amortized over periods ranging from 10 to 20 years with a weighted average amortization period of 19 years. In light of our experience of promoting and selling dermatologic brands, we carefully evaluated the useful lives assigned to the intangible assets acquired and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of the Bioglan acquisition was estimated by us over the remaining useful life of the product to exceed the carrying amount of the asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on our balance sheet for the acquired Bioglan assets may be more or less than the fair value of such assets. Determining the fair value of the intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote the Bioglan brands.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2005 and December 31, 2004, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

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

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, we elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R allows measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We adopted SFAS 123R in the first interim period of fiscal 2006 and are currently evaluating the impact that the adoption of SFAS 123R has on our results of operations and financial position.

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

        We purchase finished goods and samples from a Canadian company, Groupe Parima Inc. Our purchases from Groupe Parima are made in United States dollars, but are subject to currency fluctuations if the quarterly average Canadian dollar per United States dollar is outside of a previously negotiated range. The range has a cap of $1.51 Canadian dollars per United States dollar and a floor of $1.29 Canadian dollars per United States dollar. If the average Canadian dollar per United States dollar at the end of each calendar quarter is less than $1.29, Groupe Parima will invoice us the difference multiplied by the sum of all invoices initiated during the calendar quarter. If the average Canadian dollar per United States dollar at the end of each calendar quarter is more than $1.51, we will invoice Groupe Parima the difference multiplied by the sum of all invoices initiated during the calendar quarter. During 2005, our expenses, in United States dollars, relating to Groupe Parima finished goods and samples were $5,454,378. During 2005, we paid an additional $188,722, due to the average Canadian dollar per United States dollar decreasing below $1.29 for the applicable quarter. If the average Canadian dollar per United States dollar, based upon 2005 expenses, were $0.01 less than $1.29, we would have incurred an additional $54,549 in additional expenses.

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

        We are exposed to fluctuations in interest rates on borrowings under our $110 million New Facility. As of May 15, 2006, $76 million was outstanding under the New Facility. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, our annual interest expense on variable rate debt would increase by approximately $760,000.

        As of December 31, 2005, we had the following outstanding debt with fixed rate interest:

Period	Debt (a)	Average Fixed Rate Interest
Fiscal 2006	$10,067	6.50%
Fiscal 2007	—	N/A
Fiscal 2008	—	N/A
Fiscal 2009	—	N/A

Fiscal 2010	—	N/A
Fiscal 2011	—	N/A
Thereafter	—	N/A

(a)	Debt amounts include all interest.

        Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements and related financial statement schedule at December 31, 2005 and 2004, and for each of the three years ended December 31, 2005, 2004 and 2003, and the Independent Auditors’ Report thereon, are contained on pages F-1 through F-41 of this report on Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses set forth below, our disclosure controls and procedures were ineffective as of December 31, 2005. A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement would not be prevented or detected.

a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, based upon the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on these review activities, our management concluded that our internal control over financial reporting was ineffective because of the following material weaknesses:

•	Information Technology Controls. Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 revealed a material weakness relating to our information technology controls. As such evaluation was completed in 2006, management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 also found a material weakness in this area. The material weakness as of December 31, 2005 related to inadequate controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures.
•	Financial Closing Process. During 2006, management also concluded that we did not adequately implement certain controls relating to our review and verification of internally prepared reports and analyses utilized in the financial closing process. As such, management has identified a material weakness in our internal control over financial reporting relating to our financial closing process.

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

        Our management has issued a report of its assessment of internal control over financial reporting as of December 31, 2005, which is included herein. This report has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears below in this Item 9A.

b) Remediation of Material Weaknesses

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have recently restated our previously issued financial statements for the quarter and nine months ended September 30, 2004, primarily to reflect the correction of a single transaction not meeting the criteria for revenue recognition. We carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the error that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2004. We have concluded that such weakness was remediated as of December 31, 2005, as described below in this report in “Changes in internal control over financial reporting.”

With respect to the remediation of the material weakness leading to the restatement of our September 30, 2004 financial statements, our remedial steps included implementing controls relating to the approval and communications of all terms and conditions of all sales transactions, including subsequently executed modified sales agreements, so that the Chief Financial Officer and his accounting staff are able to appropriately consider the accounting impact of those terms and conditions.

Management continues to remediate our material weakness in information technology controls, including by implementing controls, policies and procedures within our information technology department over the monitoring and management of computer systems access rights, as well as documentation and approvals of programming change requests and approval of the programming changes.

Management has also begun to address the material weakness relating to our financial closing process by creating and filling a new Director of Finance position. Our Director of Finance is responsible for overseeing the financial closing process.

c) Changes in Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during our Fourth Quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

Notwithstanding the above, nothing has come to the attention of management which would cause management to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of December 31, 2005, or for any prior period other than the completed restatement noted above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bradley Pharmaceuticals, Inc.

        We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Bradley Pharmaceuticals, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bradley Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not adequately implement certain controls over information technology used in its core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures. This material weakness affects the Company’s ability to prevent improper access and changes to its accounting records.
•	The Company did not adequately implement certain controls relating to its review and verification of internally prepared reports and analyses utilized in the financial closing process. This material weakness affected the Company’s ability to detect misstatements in its internally prepared reports and analyses and its accounting records.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated May 19, 2006 on those financial statements.

        In our opinion, management’s assessment that Bradley Pharmaceuticals, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bradley Pharmaceuticals, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bradley Pharmaceuticals Inc., and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated May 19, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
May 19, 2006

ITEM 9B. OTHER INFORMATION

        As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, we triggered a default under the New Facility. On May 15, 2006, we received a waiver of this default from our lenders under our New Facility. In connection with this waiver, which also allowed us to continue outstanding LIBOR Rate Loans under the New Facility, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and our

Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, our lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining our minimum cash balance (which, until we file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrate compliance with the financial covenants in the New Facility, must be at least $45 million), allowing us to deliver to the lenders our 2006 annual budget by June 30, 2006 and allowing us to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of our initial $5 million payment to MediGene that we classify as an expense in accordance with GAAP. Our lenders acknowledged that provided we file our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, we would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning on May 1, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        Our directors and executive officers, and their ages are as follows:

Name	Age	Position(s)
Daniel Glassman	63	Chairman of the Board, President and Chief Executive Officer
C. Ralph Daniel, III, M.D	54	Director
Director Andre Fedida, M.D.(1)(2)(3)	51	Director
Michael Fedida, R.Ph. (1)(3)	59	Director and Chairman of the Compensation Committee
Iris Glassman	63	Treasurer and Director
Leonard S. Jacob, M.D.,	57	Director and Chairman of the Nominating and Corporate
Ph.D.(3)		Governance Committee
Steven Kriegsman (2)	64	Director and Chairman of the Audit Committee
William J. Murphy (2)	62	Director
Alan Wolin, Ph.D. (1)(2)(3)	73	Secretary and Director
Bradley Glassman	32	Sr. Vice President, Sales and Marketing
Alan Goldstein	46	Vice President, Corporate Development
Ralph Landau, Ph.D	45	Vice President, Chief Scientific Officer
R. Brent Lenczycki	34	Vice President, Chief Financial Officer
William Renzo	41	Vice President, Trade/Managed Care Relations

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Nominating and Corporate Governance Committee

        Our executive officers and members of our Board of Directors are as follows:

        Daniel Glassman is our founder and has served as our Chairman of the Board and Chief Executive Officer since the Company’s inception in January 1985. Mr. Glassman, a registered pharmacist, has also served as our President since February 1991. Mr. Glassman has had an over 35-year career in the pharmaceutical industry, including executive managerial positions with companies and major specialty advertising agencies serving the largest pharmaceutical companies. In 1995, Mr. Glassman was awarded the Ernst & Young LLP Entrepreneur of the Year in New Jersey, and in 2005, Mr. Glassman was awarded the degree of Doctor of Humane Letters by the New York College of Podiatric Medicine in recognition of his contributions to medical education.

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

        Andre Fedida, M.D. has served as one of our directors since May 2002. Dr. Fedida is a doctor of gastroenterology currently practicing in Newark, New Jersey. He is also currently on faculty as Assistant Professor of Medicine at Seton Hall University and Saint Michael’s Medical Center. Dr. Fedida performed his internship, residency and fellowship at Saint Michael’s Medical Center in Newark, New Jersey. Dr. Fedida is a member of the American Medical Association, American College of Physicians, American College of Gastroenterology and the American Society of Gastrointestinal Endoscopy. Dr. Fedida received his B.S. from City University of New York at Queens College and received his M.D. from Saint George University. Dr. Fedida is Mr. Michael Fedida’s brother.

        Michael Fedida, R.Ph. has served as one of our directors since April 2004. Mr. Fedida is a registered pharmacist and has served for the past fifteen years as an officer and director of several retail pharmacies wholly or partially owned by him, including J&J Pharmacy, J&J St. Michael’s Pharmacy Inc., Classic Pharmacy, Perfect Pharmacy and Phoster Pharmacy. Mr. Fedida has served on the Board of Directors of Watson Pharmaceuticals, Inc., a California based specialty pharmaceutical company, since 1995. From 1988 to 1995, Mr. Fedida served on the Board of Directors of Circa Pharmaceuticals, Inc. Watson acquired Circa in 1995. Mr. Fedida is Dr. Andre Fedida’s brother.

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

        Leonard S. Jacob M.D., Ph.D. has served as one of our directors, and as Chairman of the Nominating and Corporate Governance Committee, since February 2006. Dr. Jacob founded InKine Pharmaceutical Company, Inc. in 1997 and served as Chairman and CEO from its founding until the company was acquired by Salix Pharmaceuticals in September 2005. In 1989, Dr. Jacob co-founded Magainin Pharmaceuticals and served as the company’s Chief Operating Officer until 1996. From 1980 to 1989, Dr. Jacob served in a variety of executive roles, including Worldwide Vice President of SmithKline & French Labs (now Glaxo- SmithKline), and as a member of their Corporate Management Committee. Dr. Jacob currently serves as Chairman of Life Science Advisors, a consulting group to the healthcare industry, and on the Board of Directors for the Colon Cancer Alliance and the Board of Overseers for Temple University School of Medicine. Dr. Jacob also serves on the Boards of MacroMed, Inc. and Glyconix Corp., both private drug delivery companies. In addition, Dr. Jacob is a founding Director of the Jacob Internet Fund, a publicly traded Mutual Fund.

        Steven Kriegsman has served as one of our directors since June 2003, and as Chairman of the Audit Committee since November 2004. Mr. Kriegsman has been a director, President and Chief Executive Officer of CytRx Corporation (Nasdaq: CYTR) since July 2002. Mr. Kriegsman previously served as a director and the Chairman of Global Genomics since June 2000. Mr. Kriegsman is Chairman and founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies. Mr. Kriegsman has advised such companies as Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, Maxim Pharmaceuticals and Supergen Inc. Mr. Kriegsman has a B.S. degree from New York University in

Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute.

        William J. Murphy has served as one of our directors since February 2006. From 1997 to 2005, Mr. Murphy was with Computer Horizons Corp., serving first as Executive Vice President and Chief Financial Officer. Beginning in March 2003 until October 2005, Mr. Murphy served as President and CEO. From 1980 to 1997, Mr. Murphy was with the accounting firm of Grant Thornton LLP, which he joined as Senior Audit Manager and advanced to the role of partner in charge of its New Jersey practice in 1990. Previously, Mr. Murphy served as Senior Audit Manager for the accounting firm of Price Waterhouse. Mr. Murphy is a member of the New Jersey State Society of CPAs, the American Institute of Certified Public Accountants and the Financial Executives Institutes. Mr. Murphy also serves as a Director of the Commerce and Industry Association of New Jersey, a not-for-profit pro-business organization. Mr. Murphy received his B.S. degree from Seton Hall University, majoring in Accounting.

        Alan Wolin, Ph.D. has served as one of our directors since May 1997 and Secretary since February 2004. Since 1988, Dr. Wolin has served as an independent consultant to numerous companies in the food, drug and cosmetic industries. Prior to 1987, Dr. Wolin served in various capacities for Mars, Inc., the world’s largest candy company, including as Director of Consumer Quality Assurance and Quality Coordination. In this position, Dr. Wolin was responsible for overseeing product quality and addressing public health issues relating to Mars, Inc.’s products. Dr. Wolin received his B.S., M.S. and Ph.D. from Cornell University.

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

        Ralph Landau, Ph.D. has served as our Vice President and Chief Scientific Officer since January 2003. Dr. Landau joined us in October 2002 as Vice President, Manufacturing. From 2001 to 2002, Dr. Landau served as Director, Program Management/Business Development for Elan Pharmaceutical Technologies. From 1997 to 2001, Dr. Landau held the positions of Associate Director, with responsibilities in Drug Supply Management, Project Management and Process Technologies for Novartis Pharmaceuticals. Additionally, Dr. Landau has published articles in 28 peer-reviewed publications. Dr. Landau received his B.S. from the New Jersey Institute of Technology and his Ph.D. from the University of Delaware, and serves on the advisory committees for Rutgers University and the New Jersey Institute of Technology.

        R. Brent Lenczycki, CPA has served as our Vice President and Chief Financial Officer since January 2001. Since joining Bradley Pharmaceuticals in 1998, Mr. Lenczycki has held the positions of Manager of Finance and Purchasing, Director of Finance and Vice President, Finance. From 1995 to 1998, Mr. Lenczycki held positions in public accounting at Arthur Andersen LLP, and prior to 1995, as an internal auditor for Harrah’s Hotel and Casino. Mr. Lenczycki received his B.S. from St. Joseph’s University and his M.B.A. from Tulane University.

        William Renzo has served as our Vice President of Trade/Managed Care Relations since November 2005. From 2003 to 2005, Mr. Renzo served as the General Manager of JOM Pharmaceutical Services,

Puerto Rico, a subsidiary of Johnson & Johnson, where he designed and executed the reorganization of the company and managed Sales, Marketing, Human Resources, Financial and Administrative operations of the company. Mr. Renzo joined the sales department of Pfizer, Inc. in 1987 and advanced to the role of Area Manager, Mid-Atlantic Region in 1999. He was then appointed Pfizer’s General Manager, Puerto Rico and the Carribean in 2000, where he managed the company’s operations in Puerto Rico and 24 countries. Mr. Renzo holds a B.S from Seton Hall University and an MBA Magna Cum Laude from Fairleigh Dickinson University.

        Effective March 16, 2005, Michael Bernstein resigned as a member of our Board of Directors.

Committees of the Board

        Audit Committee. The Audit Committee is comprised of directors that are independent of us and independent of any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of their independent judgment as members of the Audit Committee. Each member of this committee is independent within the meaning of SEC regulations, the listing standards of the New York Stock Exchange and our Corporate Governance Guidelines. The Audit Committee’s responsibilities include overseeing the adequacy and effectiveness of systems and controls in place to reasonably assure the fair presentation of our financial statements; appointing, dismissing, overseeing the qualifications and performance of and determining the compensation paid to the external auditors; reviewing and approving the scope of audits and related fees; interfacing directly with the external auditors and otherwise; monitoring compliance with legal and regulatory requirements; and reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls. The current charter of the Audit Committee, provides a detailed description of its responsibilities. During 2005, the Audit Committee held 18 meetings. The current members of the Audit Committee are Mr. Kreigsman (Chair), Dr. Fedida, Dr. Wolin and Mr. Murphy. Mr. Kreigsman and Mr. Murphy are each qualified as an audit committee financial expert within the meaning of SEC regulations. The Audit Committee Charter may be found on our web site at www.bradpharm.com, and we will provide without charge to each holder of our common stock and Class B common stock, on the written request of any such person, a copy of the Audit Committee Charter. Any such request should be in writing to Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004-2402, Attention: Secretary.

        Compensation Committee. The Compensation Committee’s responsibilities include approving and evaluating the compensation of directors and officers; establishing policies to retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our stockholders; and ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the Board. During 2005, the Compensation Committee held four meetings. The current charter of the Compensation Committee provides a detailed description of its responsibilities. The current members of the Compensation Committee are Mr. Fedida (Chair), Dr. Fedida and Dr. Wolin. All of the current members of the Compensation Committee are independent within the meaning of the listing standards of the New York Stock Exchange, SEC regulations and our Corporate Governance Guidelines. The Compensation Committee Charter may be found on our web site at www.bradpharm.com, and we will provide without charge to each holder of our common stock and Class B common stock, on the written request of any such person, a copy of the Compensation Committee Charter. Any such request should be in writing to Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004-2402, Attention: Secretary.

        Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee, formed in April 2004, is responsible for establishing criteria for membership on the Board of Directors, identifying individuals qualified to become Board members, reviewing and considering candidates to the Board of Directors selected by stockholders, conducting appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates to the Board of Directors, ensuring that the Audit, Compensation and Nominating and Corporate Governance Committees have the benefit of qualified and experienced “independent” directors, and developing and recommending to the Board of Directors a set of effective corporate governance policies and procedures applicable to the us. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. All director candidates, including those recommended by stockholders, are evaluated on the same basis. The Nominating and Corporate Governance Committee held four meetings during 2005. The current charter of the Nominating and Governance Committee provides a detailed description of its responsibilities. The current members of the Nominating and Corporate Governance Committee are Dr. Jacob (Chairman), Dr. Fedida and Dr. Wolin. All of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the New York Stock Exchange, SEC regulations and our Corporate Governance Guidelines. The Nominating and Corporate Governance Committee Charter may be found on our web site at www.bradpharm.com, and we will provide without charge to each holder of our common stock and Class B common stock, on the written request of any such person, a copy of the Nominating and Corporate Governance Committee Charter. Any such request should be in writing to Bradley Pharmaceuticals, Inc., 383 Route 46 West, Fairfield, New Jersey 07004-2402, Attention: Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us for 2005 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended, and written representations from current reporting persons that all required reports had been filed, we believe that all current reporting persons filed the required reports on a timely basis, except for (1) Daniel Glassman’s grant from us of 200,000 options on November 22, 2005 was reported on November 28, 2005; (2) Bradley Glassman’s grant from us of 100,000 options on November 22, 2005 was reported on November 28, 2005; (3) Iris Glassman’s exercise of 18,000 options on September 10, 2005 was reported on September 14, 2005; (4) Alan Goldstein’s grant from us of 30,000 options on November 22, 2005 was reported on November 28, 2005; (5) Ralph Landau’s grant from us of 30,000 options on November 22, 2005 was reported on November 28, 2005; and (6) R. Brent Lenczycki’s grant from us of 80,000 options on November 22, 2005 was reported on November 28, 2005.

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

Independent Directors

        Our Board of Directors has adopted the following director independence standards: a director who is an employee, or whose immediate family member is an executive officer, of the Company may not be deemed independent until three years after the termination of such employment relationship. Employment as an interim Chairman of the Board or Chief Executive Officer will not disqualify a director from being considered independent following that employment; (ii) a director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), may not be deemed independent until three years after he or she ceases to receive more than $100,000 in compensation; compensation received by a director for former service as an interim Chairman of the Board or Chief Executive Officer and compensation received by an immediate family member for service as a non-

executive employee of the Company will not be considered in determining independence under this test; (iii) a director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company may not be deemed independent until three years after the end of the affiliation or the employment or auditing relationship; (iv) a director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s current executive officers serve on that company’s compensation committee may not be deemed independent until three years after the end of such service or the employment relationship; and (v) a director who is an executive officer, general partner or employee, or whose immediate family member is an executive officer or general partner, of an entity that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, is the greater of $1 million or 2% of such other entity’s consolidated gross revenues, may not be deemed independent until three years after falling below that threshold. For purposes of these independence standards, the following terms have the following meanings: (y) “Affiliate” means any consolidated subsidiary of the Company and any other company or entity that controls, is controlled by or is under common control with the Company, as evidenced by the power to elect a majority of the board of directors or comparable governing body of such entity; and (z) “Immediate Family” means spouse, parents, children, siblings, mother- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than domestic help) sharing a person’s home, but excluding any person who is no longer an immediate family member as a result of legal separation or divorce, or death or incapacitation.

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

        Mr. Glassman is considered a non-independent director because of his position as a senior executive of Bradley. Mrs. Glassman is considered a non-independent director because her spouse, Mr. Glassman, is an executive officer of Bradley. See “Committees of the Board-Audit Committee” for additional information regarding director independence.

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

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows all of our cash compensation paid, as well as certain other compensation paid or accrued, during the years ended December 31, 2005, 2004 and 2003 to Daniel Glassman, President and Chief Executive Officer and our five other paid executive officers. There were no long-term incentive plan payouts or other compensation paid during 2005, 2004 or 2003 to the executive officers named in the following table, except as set forth below:

Summary Compensation Table
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Restricted Stock	Restricted Stock (shares)	Bonus	Common Shares Underlying Options
Daniel Glassman	2005	$707,211	—	—	$110,703	200,000
President and	2004	$623,100	$50,000	2,094	$282,342	—
Chief Executive Officer	2003	$477,200	—	—	$615,400	—

Bradley Glassman	2005	$270,980	—	—	$ 20,750	100,000
Sr. Vice President	2004	$234,425	$35,000	1,466	$ 63,813	—
Sales and Marketing	2003	$201,700	—	—	$158,138	—

Alan Goldstein	2005	$233,900	—	—	$ 14,320	30,000
Vice President	2004	$191,692	$10,000	419	$ 25,638	—
Corporate Development	2003	$151,400	—	—	$ 58,900	—

Ralph Landau	2005	$235,375	—	—	$ 18,596	30,000
Vice President	2004	$210,016	$10,000	419	$ 37,471	—
Chief Scientific Officer	2003	$163,200	—	—	$119,500	—

R. Brent Lenczycki	2005	$264,913	—	—	$ 22,650	80,000
Vice President	2004	$228,516	$20,000	838	$ 52,485	—
Chief Financial Officer	2003	$161,800	—	—	$114,500	—

William Renzo	2005	$ 11,519	—	—	—	20,000
Vice President	2004	N/A	N/A	N/A	N/A	N/A
Managed Care/ Trade

Relations	2003	N/A	N/A	N/A	N/A	N/A

        Mr. Renzo first began earning a salary from us during November 2005.

        We have no defined benefit or defined contribution retirement plans other than the 401(k) Plan established under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to the 401(k) plan are voluntary and all employees are eligible to participate. The 401(k) Plan permits us to match the employee contributions, and we make matching contributions as follows: (1) $0.25 on each $1.00 for up to 6% of contributions under 2 years of service, at time of match; (2) $0.50 on each $1.00 for up to 6% of contributions over 2 years but less than 4 years of service, at time of match; and (3) $0.75 on each $1.00 for up to 6% of contributions over 4 years of service, at time of match.

Stock Options

        Our stock option plans provide for the grant of stock options to key employees and key consultants. Options may be either incentive stock options or non-qualified stock options. The plans are administered by the Compensation Committee appointed by the Board of Directors or the entire Board of Directors.

        The following table sets forth information concerning outstanding options to purchase shares of our common stock granted by us, during 2005, to our executive officers listed in the Summary Compensation Table above. Neither options to purchase shares of Class B common stock nor stock appreciation rights were granted by us during 2005. The exercise prices for all options reported below are not less than 100% of the per share market prices for common stock on their dates of grant.

Option Grants in 2005
					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation (1)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise or Base Price ($/Sh)	Expiration Date	0% ($)	5% ($)	10% ($)
Daniel Glassman	200,000	20.02%	14.75	11/21/2010	-0-	3,422,987	4,319,388
Bradley Glassman	100,000	10.01%	13.41	11/21/2015	-0-	2,184,348	3,478,209
Alan Goldstein	30,000	3.00%	13.41	11/21/2015	-0-	655,304	1,043,463
Ralph Landau	30,000	3.00%	13.41	11/21/2015	-0-	655,304	1,043,463
R. Brent Lenczycki	80,000	8.01%	13.41	11/21/2015	-0-	1,747,478	2,782,567
William Renzo	20,000	2.00%	10.11	12/11/2015	-0-	329,362	524,455

(1)	The potential realizable value portion of the table illustrates amounts that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded annual rates of stock price appreciation over the scheduled life of the options. This table does not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting schedules. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and are not intended to forecast possible future appreciation, if any, of our stock price. The column indicating 0% appreciation is included to reflect the fact that a zero percent gain in stock price appreciation from the market price of the common stock on the date of grant will result in zero dollars for the optionee. No gain to the optionees is possible without an increase in stock price, which will benefit all stockholders commensurately. Dollar amounts shown are not discounted to present value.

        Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership.

        The following table presents the value, on an aggregate basis, as of December 31, 2005, of outstanding stock options held and the stock options exercised during 2005 by our executive officers listed in the Summary Compensation Table above.

Aggregated Option Exercises in 2005
and Year-End Option Values

			Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(2)
Name	Shares Acquired on Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Glassman	359,589	$3,897,208	352,554	200,000	$183,360	—

Bradley Glassman	—	—	60,000	100,000	$147,000	—

Alan Goldstein	—	—	—	30,000	—	—

Ralph Landau	—	—	15,000	30,000	—	—

R. Brent Lenczycki	—	—	82,265	80,000	$303,375	—

William Renzo	—	—	—	20,000	—	—

(1)	Value realized is calculated based on the closing price of the common stock of the underlying shares on the date of exercise, minus the exercise price and assumes the sale of all the underlying shares.
(2)	Value of unexercised in-the-money options is calculated based on the market value of the underlying shares, minus the exercise price and assumes the sale of all the underlying shares on December 31, 2005, at a price of $9.50, which was the closing price of the common stock on that date.

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

        Upon termination of employment without “cause” or for “good reason” (as such terms are defined in the employment agreements), each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will be entitled to: (i) a lump sum cash payment equal to the sum of (a) any accrued but unpaid salary as of the date of such termination, (b) any accrued by unpaid annual cash bonus payable under our EVA Bonus Plan for any annual period ended prior to the date of such termination, and (c) all expenses incurred for which documentation has been or will be provided in accordance with our policies but not yet reimbursed; (ii) a lump sum cash payment equal to the amount payable under our EVA Bonus Plan for the annual period in which such termination occurs prorated through the date of such termination; (iii) continuation of all perquisites and other Bradley-related benefits to which he was entitled as of the date of his termination through the end of the second calendar year following the year in which his employment terminates; (iv) immediate vesting of all of his stock options or any other equity awards based on our securities; (v) continued participation in, and continuation by us of the payment of the relevant premiums applicable to, the life insurance and health, welfare and medical insurance plans through the end of the second calendar year following the year in which his employment terminates; and (vi) continued participation by him and his dependents in all other Bradley-sponsored health, welfare and benefit plans through the end of the second calendar year following the year in which his employment terminates. In addition to the foregoing payments and benefits continuation, upon termination without “cause” or for “good reason”, each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will be entitled to a lump sum cash payment equal to two times the sum of his then current annual salary and the average amount paid to him under our EVA Bonus Plan with respect to the most recent three calendar years.

        If a “change of control” (as defined in the agreement) of Bradley occurs during the term of his employment agreement, and if, during such term and within twelve months after the date on which the “change of control” occurs, his employment is terminated by us without “cause” or by him for any reason, then each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein, as applicable, will be entitled to the payments and benefits described in the preceding paragraph for a termination without “cause” or for “good reason ”.

        In the event that any payment under his employment agreement is subject to the excise tax for golden parachute payments, we will provide Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein, as applicable, with a gross-up payment as may be necessary to put him in the same after-tax position as if the payments had not been subject to the excise tax.

        Each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein has agreed that he will not compete with us for a period of twelve months immediately following the term of his employment agreement; provided, however, that such restriction will not apply if his employment is terminated without “cause “ or he terminates his employment for “good reason”, regardless of whether a “change of control” has occurred.

        Pursuant to his Change of Control Agreement, if a “change of control” (as defined in the agreement) occurs, and if within twelve months after the date on which the “change of control” occurs, Mr. Landau’s employment is terminated by either Mr. Landau or us for any reason, except if termination is by us for “cause” (as defined in the agreement), then Mr. Landau will be entitled to the same payments and benefits described in the paragraph above regarding the termination of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, or Mr. Goldstein for a termination without “cause” or for “good reason”. Mr. Landau will be entitled to a gross-up payment, if necessary, as described in the preceding paragraph. Mr. Landau has also agreed not to compete with us for a period of twelve months immediately following his termination of employment; provided, however, that such restriction will not apply if Mr. Landau’s employment is (x) terminated without “cause” or (y) Mr. Landau terminates his employment for “good reason”, for both (x) and (y) within twelve months following the date on which a “change of control” occurs.

Other Compensation Plans

        In 1998, we initiated the Stern Stewart EVA® Financial Management System. EVA®, Economic Value Added, is defined as essentially net income less a charge for the capital that is employed in the business. Based upon the change in EVA® from the current year to the previous year, a portion of the change in profitability is distributed to all our employees. Included in the 2003 bonuses distributed to executive officers listed in the Summary Compensation Table above were the bonuses accrued for the related fiscal year based upon the EVA® Financial Management System. For 2004 and 2005, the bonuses distributed to the executive officers listed in the Summary Compensation Table above were based upon qualitative worked performed in 2004 and 2005.

Compensation of Directors

        Non-employee Directors receive an initial grant upon joining the Board of Directors of 15,000 options to purchase shares of our common stock that vest over a period of three years from the date of grant. Prior to December 1, 2005, these Directors also received an annual retainer of $6,500 per year, an annual grant of 5,000 options to purchase shares of our common stock that vest over a period of three years from the date of grant and a fee of $1,000 for each meeting of the Board of Directors or any Board committee meeting attended by that Director, plus out-of-pocket costs. In addition, our non-employee Directors who served as a Chairperson of a committee of our Board received a payment of $1,000 to $2,000 per month in that capacity. Directors who are also employees receive no additional compensation for their services as Directors.

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

Compensation Committee Interlocks and Insider Participation

        None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information as of March 31, 2006, regarding the ownership of our common stock and Class B common stock by (i) each Director, (ii) the executive officers named in the Summary Compensation Table set forth elsewhere in this Form 10-K, (iii) each beneficial owner of more than five percent of common stock and Class B common stock known by us and (iv) all Directors and executive officers, as a group, and the percentage of outstanding shares of common stock and Class B common stock beneficially held by them on that date.

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

	Amount and Nature of Beneficial Ownership(1)(2)				Percent of Class(2)
Name and Address of Beneficial Owner	Common Stock		Class B Common Stock		Common Stock	Class B Common Stock
Daniel Glassman	1,615,681	(3)	392,469	(4)	9.0%	91.3%
383 Route 46 West
Fairfield, New Jersey 07004
C. Ralph Daniel, III, M.D	11,666	(5)	—		—	—
Andre Fedida, M.D	19,999	(6)	—		—	—
Michael Fedida, R.Ph	10,000	(7)	—		—	—
Iris Glassman	263,072	(8)	16,403	(9)	1.5%	3.8%
Leonard S. Jacob, M.D., Ph.D	—		—		—	—
Steven Kriegsman	11,666	(10)	—		—	—
William J. Murphy	—		—		—	—
Alan Wolin, Ph.D	80,440	(11)	—		*	—
Bradley Glassman	160,702	(12)	20,880		*	4.9%
Alan Goldstein	2,123		—		*	—
Ralph Landau, Ph.D	16,118	(13)	—		*	—
R. Brent Lenczycki	100,397	(14)	—		*	—
William Renzo	—		—		—	—
Pequot Capital
Management, Inc.
500 Nyala Farm Road
Westport, CT 06880	940,000	(15)	—		5.2%	—
Seth W. Hamot
35 Hancock Street
Boston, MA 02108	1,476,300	(15)	—		8.2%	—
All executive officers and
Directors as a group (14
Persons)	2,291,864	(16)	429,752	(4)(9)	12.7%	100%

*	Represents less than one percent
(1)	Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.
(2)	Each named person and all executive officers and directors, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days of March 31, 2006 through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each stockholder’s name under the columns common stock includes shares of common stock issuable upon exercise of presently exercisable warrants and stock options and shares of common stock issuable upon conversion of shares of Class B common stock. The shares of common stock so issuable upon such exercise, exchange or conversion by any such stockholder are not included in calculating the number of shares or percentage of common stock beneficially owned by any other stockholder.
(3)	Includes 392,469 shares issuable upon conversion of a like number of shares of Class B common stock. 43,693 shares owned indirectly by Mr. Glassman through affiliates and 327,554 shares underlie presently exercisable options owned by Mr. Glassman. Mr. Glassman’s affiliates have disclaimed beneficial ownership over all of these shares. Mr. Glassman disclaims beneficial ownership over shares and options owned by his spouse, Iris Glassman.
(4)	Includes 9,733 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman’s affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris Glassman, Mr. Glassman’s spouse.
(5)	Includes 11,666 shares of common stock underlying presently exercisable options.

(6)	Includes 19,999 shares of common stock underlying presently exercisable options.
(7)	Includes 10,000 shares of common stock underlying presently exercisable options.
(8)	Includes 16,403 shares issuable upon conversion of a like number of shares of Class B common stock, 4,000 shares owned indirectly by Mrs. Glassman through affiliates, 27,100 shares owned indirectly by Mrs. Glassman as trustee for her children’s and grandchildren’s trusts and 34,999 shares underlying presently exercisable options. Mrs. Glassman disclaims beneficial ownership over all shares beneficially owned by her spouse, Daniel Glassman.
(9)	Mrs. Glassman disclaims beneficial ownership over all shares of Class B common stock beneficially owned by her spouse, Daniel Glassman.
(10)	Includes 11,666 shares of common stock underlying presently exercisable options.
(11)	Includes 9,999 shares underlying presently exercisable options and 17,500 shares owned indirectly by Dr. Wolin through affiliates.
(12)	Includes 20,880 shares issuable upon conversion of a like number of shares of Class B common stock. Of these shares 60,000 shares underlie presently exercisable options.
(13)	Includes 15,000 shares of common stock underlying presently exercisable options.
(14)	Includes 82,265 shares of common stock underlying presently exercisable options.
(15)	Based upon the Schedule 13G filed with the SEC with an effective date of December 31, 2005.
(16)	See footnotes 3, 5, 6, 7, 8, 10, 11, 12, 13 and 14.

Equity Compensation Plans

        The following table summarizes information, as of December 31, 2005, relating to the Company’s equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,875,089	$13.76	692,959
Equity compensation plans not approved by security holders	—	—	—

Total	1,875,089	$13.76	692,959

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have a number of related party transactions, all of which we believe are on terms no less favorable to us than we could have obtained from unaffiliated third parties.

        During 2004, we received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) (“Medimetrik”), an affiliate, in the amount of approximately $29,000. Daniel Glassman, our Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an officer, a member of our Board of Directors and spouse of Daniel Glassman, are majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to us in June 2004 after it was sold to an unrelated third party.

        We lease approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008. The owner and manager of this property is a limited liability company that is owned and controlled by Daniel Glassman and his spouse, Iris Glassman. At our option, we can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement obligates us to pay 3% increases in annual lease payments per year. Rent expense, including our proportionate share of real estate taxes, was approximately $614,000 in 2005.

        We historically paid to Dr. C. Ralph Daniel, III, a member of our Board of Directors, since Dr. Daniel joined our Board during June 2003, a monthly consulting fee of $2,500. This fee was paid to Dr. Daniel in consideration for product performance, patient review, general marketing and corporate development services performed on our behalf by Dr. Daniel. This monthly consulting fee was credited, on a dollar-for-dollar basis, against the annual cash retainer payable by us to Dr. Daniel in consideration for Dr. Daniel’s serving as one of our directors. We had also agreed to pay to Dr. Daniel a success fee calculated on a “Lehman Formula” basis, but not to exceed $300,000, if Dr. Daniel first introduced to us a product licensing or acquisition opportunity or merger or acquisition candidate which we had not yet internally identified (collectively, a “New Business Opportunity”) and such New Business Opportunity was consummated by us. Dr. Daniel and we agreed to terminate Dr. Daniel’s consulting and “Lehman Formula” transaction success fee arrangement effective March 31, 2006.

        We paid to Steven Kriegsman, a member of our Board of Directors, for the period commencing during June 2003, when Mr. Kriegsman joined our Board, and continuing through November 1, 2004, when Mr. Kriegsman became Chairman of our Audit Committee (the “Applicable Period”), a monthly consulting fee of $2,500. This fee was paid to Mr. Kriegsman in consideration for his assisting us in identifying New Business Opportunities. We had also agreed to pay to Mr. Kriegsman during the Applicable Period a success fee in the amount of 3% of the total transaction value of any New Business Opportunity consummated by us if such New Business Opportunity was first introduced to us by Mr. Kriegsman. Mr. Kriegsman and we agreed to terminate Mr. Kriegsman’s consulting and transaction success fee arrangement during November 2004, concurrently with Mr. Kriegsman’s appointment as Chairman of our Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Grant Thornton LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2005. A representative of Grant Thornton LLP is expected to be present at the Joint 2005/ 2006 Annual Meeting, will have an opportunity to make a statement if he desires to do so and is expected to respond to appropriate questions. For the fiscal years ended December 31, 2005 and 2004, professional services were performed by Grant Thornton LLP. The following table shows the fees billed or expected to be billed to us for the audit and other services provided by Grant Thornton LLP for 2005 and 2004:

	2005	2004
Audit Fees	$1,843,000	$2,349,000
Audit Related Fees	54,000	77,000

Total Audit and	1,897,000	2,426,000
Audit Related Fees

Tax Fees	115,000	155,000
All Other Fees	—	394,000

Total Fees	$2,012,000	$2,975,000

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

        Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chairperson of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The Audit Committee has determined that the professional services rendered by Grant Thornton are compatible with maintaining the principal accountant’s independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2005.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements See F-Pages hereof.

(b)	Financial Statement Schedules See Schedule II at page S-1.

(c)	Exhibits

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated as of June 8, 2004, by and among Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company, and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

2.2	First Amendment to the Asset Purchase Agreement dated as of June 8, 2004, by and among Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company, and the Company, dated as of August 10, 2004 (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on August 12, 2004)

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)

3.2	By-laws of the Company, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)

4.1	Bradley Pharmaceuticals, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on February 3, 2004)

10.1	1990 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)*

10.2	1999 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated herein by reference from the Company’s Proxy Statement for the 1998 Annual Meeting)*

10.3	Distribution Agreement, dated as of December 27, 2000, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.1	Assignment of Distribution Agreement, dated as of March 22, 2002, by and among Par Pharmaceutical, Inc. and Bioglan Pharma, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.2	Second Amendment to Distribution Agreement and First Amendment to Assignment of Distribution Agreement, dated as of September 11, 2003, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.3	Third Amendment to Distribution agreement, dated as of April 13, 2004, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.4	Consent and Agreement, dated July 9, 2004, by and between Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4	License and Manufacturing Agreement, dated March 13, 2000, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.1	Addendum Agreement, dated December 28, 2000, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.2	Second Addendum, dated December 2001, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.3	Deed of Variation and Novation, dated 2001, by and among Bioglan Pharma PLC, Bioglan Pharma Inc., Quintiles Ireland Limited, Quintiles Transnational Corp. and Jagotec AG (incorporated herein by reference to Exhibit 10.5.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.4	Deed of Consent and Novation, dated August 4, 2004, by and among Jagotec AG, Quintiles Transnational Corp., Quintiles Ireland Limited, Bradley Pharmaceuticals, Inc. and BDY Acquisition Corp. (incorporated herein by reference to Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.5	Distribution Services Agreement, dated as of March 9, 2005, by and between the Company and Cardinal Health, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 14, 2005)

10.6	Forbearance Agreement, dated as of March 22, 2005, by and among the Company, certain subsidiaries of the Company and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 22, 2005)

10.7	McKesson Corporation Core Distribution Agreement, dated as of September 7, 2005, between McKesson Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2005)

10.8	Amended and Restated Credit Agreement, dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent, JPMorgan Chase Bank, as syndication agent, and General Electric Capital Corporation, as documentation agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2005)

10.8.1	First Amendment and Waiver, dated as of January 26, 2006, to Amended and Restated Credit Agreement dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8.2	Second Amendment and Waiver, dated as of May 15, 2006, to Amended and Restated Credit Agreement dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders

10.9	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Daniel Glassman (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2005)*

10.10	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and R. Brent Lenczycki (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 8, 2005)*

10.11	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Bradley Glassman (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 8, 2005)*

10.12	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Alan Goldstein (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 8, 2005)*

10.13	Change of Control Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Ralph Landau, Ph.D. (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 8, 2005)*

10.14	Licensing and Distribution Agreement, dated December 13, 2005, between Bradley Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2005)

10.15	Collaboration and License Agreement, dated January 30, 2006, between Bradley Pharmaceuticals, Inc. and MediGene AG (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2006)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton, LLP

24.1	Power of Attorney (included on the signature page to this report)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2006	BRADLEY PHARMACEUTICALS, INC.
	By:	/s/ Daniel Glassman
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

DATE	SIGNATURE	TITLE

May 19, 2006	/s/Daniel Glassman (Daniel Glassman)	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)

May 19, 2006	/s/R. Brent Lenczycki (R. Brent Lenczycki)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 19, 2006	/s/C. Ralph Daniel, III (C. Ralph Daniel, III)	Director

May 19, 2006	/s/Andre Fedida (Andre Fedida)	Director

May 19, 2006	/s/Michael Fedida (Michael Fedida)	Director

May 19, 2006	/s/Iris Glassman (Iris Glassman)	Director

May 19, 2006	/s/Leonard S. Jacob (Leonard S. Jacob)	Director

May 19, 2006	/s/Steven Kriegsman (Steven Kriegsman)	Director

May 19, 2006	/s/William J. Murphy (William J. Murphy)	Director

May 19, 2006	/s/Alan Wolin (Alan Wolin)	Secretary and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Bradley Pharmaceuticals, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-3

Consolidated Statements of Income for the
Years Ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statement of Shareholders’ Equity for the
Years Ended December 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2005, 2004 and 2003	F-7

Notes to Consolidated Financial Statements	F-8 - F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bradley Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A, the Company restated its classification of Auction Rate Municipal Bonds.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bradley Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 19, 2006 expressed an unqualified opinion on management assessment on the effectiveness of internal controls over financial reporting and an adverse opinion on the effectiveness of internal controls over financial reporting because of the existence of material weaknesses.

/s/ GRANT THORNTON LLP

New York, New York
May 19, 2006

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2005	2004(a)

CURRENT ASSETS
Cash and cash equivalents	$ 19,798,728	$ 39,911,543
Short-term investments	-	36,419,711
Accounts receivable - net of allowances	15,871,269	14,168,480
Inventories, net	6,895,208	9,032,256
Deferred tax assets	14,334,362	12,663,542
Prepaid expenses and other	1,493,867	3,489,025
Prepaid income taxes	6,653,425	2,012,706

Total current assets	65,046,859	117,697,263

PROPERTY AND EQUIPMENT, NET	1,499,398	1,681,112

INTANGIBLE ASSETS, NET	151,354,333	160,711,414

GOODWILL	27,478,307	26,930,953

DEFERRED TAX ASSET	-	1,272,010

DEFERRED FINANCING COSTS	5,834,318	5,399,670

RESTRICTED CASH AND INVESTMENTS	45,000,000	-

OTHER ASSETS	16,229	6,229

TOTAL ASSETS	$296,229,444	$313,698,651

(a)	As restated, See Note A. 4.

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31,
	2005	2004

CURRENT LIABILITIES
Current maturities of long-term debt	$ 9,075,781	$ 38,355,949
4% convertible senior subordinated notes	-	37,000,000
Accounts payable	7,667,667	5,949,234
Accrued expenses	37,109,475	35,576,946

Total current liabilities	53,852,923	116,882,129

LONG-TERM LIABILITIES
Long-term debt, less current maturities	69,011,998	33,052,630
Deferred tax liabilities	925,092	-

Total long-term liabilities	69,937,090	33,052,630

COMMITMENTS AND CONTINGENCIES (Note I)

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized, 2,000,000 shares; issued – none	-	-
Common stock, $.01 par value, authorized, 26,400,000 shares; issued 16,820,084 shares at December 31, 2005, 16,407,367 shares at December 31, 2004	168,201	164,073
Common stock, Class B, $.01 par value, authorized, 900,000 shares; issued 429,752 shares at December 31, 2005 and 2004	4,298	4,298
Additional paid-in capital	134,254,460	133,413,314
Accumulated other comprehensive loss	(5,950)	(78,260)
Retained earnings	41,309,602	33,348,092
Treasury stock - common stock - at cost (877,058 shares at December 31, 2005 and 865,812 shares at December 31, 2004)	(3,291,180)	(3,087,625)

	172,439,431	163,763,892

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$296,229,444	$313,698,651

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2005	2004	2003

Net sales	$133,382,194	$96,693,987	$74,679,251

Cost of sales	19,817,676	13,340,499	6,533,119

	113,564,518	83,353,488	68,146,132

Selling, general and administrative expenses	79,638,298	62,557,871	38,946,576
Research and development	1,515,633	804,832	612,162
Depreciation and amortization	10,174,989	4,815,095	1,207,116
Interest expense	7,489,857	4,328,327	1,048,192
Interest income	(2,149,567)	(2,178,623)	(936,345)
Write-off of deferred financing costs	3,988,964	-	-
Gains on short-term investments	(103,166)	(35,328)	(312,285)

	100,555,008	70,292,174	40,565,416

Income before income tax expense	13,009,510	13,061,314	27,580,716

Income tax expense	5,048,000	5,107,000	10,756,000

NET INCOME	$ 7,961,510	$ 7,954,314	$ 16,824,716

Net income per common share
Basic	$ 0.50	$ 0.51	$ 1.55

Diluted	$ 0.49	$ 0.49	$ 1.35

Weighted average number of common shares
Basic	16,000,000	15,670,000	10,820,000

Diluted	17,950,000	18,410,000	12,840,000

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock, $.01 par value		Class B common stock, $.01 par value
	Shares	Amount	Shares	Amount	Additional paid in capital

Balance at December 31, 2002	10,836,018	$ 108,360	429,752	$ 4,298	$ 31,153,596

Stock options/ warrants exercised	316,269	3,163			2,210,621
Shares issued for follow-on offering	4,600,000	46,000			96,159,457
Options issued for consulting services					11,041
Purchase of treasury stock
Distribution of treasury stock					92,198
Other comprehensive income/ (loss):
Net income
Net unrealized loss on available-for-sale securities
Total comprehensive income

Balance at December 31, 2003	15,752,287	$ 157,523	429,752	$ 4,298	$ 129,626,913

Stock options/ warrants exercised	649,844	6,498			3,571,678
Shares issued to employees	5,236	52			124,984
Registration cost for the follow-on offering					(76,963)
Purchase of treasury stock
Distribution of treasury stock					166,702
Other comprehensive income/ (loss):
Net income
Net unrealized loss on available-for-sale securities
Total comprehensive income

Balance at December 31, 2004	16,407,367	$ 164,073	429,752	$ 4,298	$ 133,413,314

Stock options/ warrants exercised	412,717	4,128			813,508
Purchase of treasury stock
Distribution of treasury stock					27,638
Other comprehensive income:
Net income
Net unrealized gain on available-for-sale securities
Total comprehensive income

Balance at December 31, 2005	16,820,084	$ 168,201	429,752	$ 4,298	$ 134,254,460

	Accumulated other comprehensive gain (loss)	Retained earnings	Treasury Stock		Total
			Shares	Amount

Balance at December 31, 2002	$ 98,323	$ 8,569,062	793,195	$ (1,739,923)	$ 38,193,716

Stock options/ warrants exercised					2,213,784
Shares issued for follow-on offering					96,205,457
Options issued for consulting services					11,041
Purchase of treasury stock			45,713	(545,055)	(545,055)
Distribution of treasury stock			(7,622)	15,180	107,378
Other comprehensive income/ (loss):
Net income		16,824,716			16,824,716
Net unrealized loss on available-for-sale securities	(115,368)				(115,368)

Total comprehensive income					16,709,348

Balance at December 31, 2003	$ (17,045)	$ 25,393,778	831,286	$ (2,269,798)	$ 152,895,669

Stock options/ warrants exercised					3,578,176
Shares issued to employees					125,036
Registration cost for the follow-on offering					(76,963)
Purchase of treasury stock			42,000	(831,982)	(831,982)
Distribution of treasury stock			(7,474)	14,155	180,857
Other comprehensive income/ (loss):
Net income		7,954,314			7,954,314
Net unrealized loss on available-for-sale securities	(61,215)				(61,215)

Total comprehensive income					7,893,099

Balance at December 31, 2004	$ (78,260)	$ 33,348,092	865,812	$ (3,087,625)	$ 163,763,892

Stock options/ warrants exercised					817,636
Purchase of treasury stock			14,000	(208,805)	(208,805)
Distribution of treasury stock			(2,754)	5,250	32,888
Other comprehensive income:
Net income		7,961,510			7,961,510
Net unrealized gain on available-for-sale securities	72,310				72,310

Total comprehensive income					8,033,820

Balance at December 31, 2005	$ (5,950)	$ 41,309,602	877,058	$ (3,291,180)	$ 172,439,431

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004(a)	2003(a)
Cash flows from operating activities:
Net income	$ 7,961,510	$ 7,954,314	$ 16,824,716
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,174,989	4,815,095	1,207,116
Amortization of deferred financing costs	953,263	567,889	216,171
Write-off of deferred financing costs	3,988,964	-	-
Deferred income taxes	526,282	(7,730,497)	(1,023,964)
Distribution of treasury stock to fund 401(k)	32,888	180,857	107,378
Increase in allowance for doubtful accounts	666,585	399,317	94,231
Increase (decrease) in return reserve	859,571	20,968,247	561,449
Increase (decrease) in inventory valuation reserve	34,675	932,102	(137,304)
Increase (decrease) in rebate reserve	2,078,421	(1,133,700)	1,905,122
Increase in fee-for-service reserve	750,963	-	-
Gains on short-term investments	(103,166)	(35,328)	(312,285)
Noncash compensation for services	-	125,036	11,041
Tax benefit due to exercise of non-qualified options
and warrants	237,995	829,699	1,242,177
Changes in operating assets and liabilities:
Accounts receivable	(3,120,337)	(9,476,345)	626,468
Inventories	2,102,373	(1,517,791)	(90,659)
Prepaid expenses and other	1,985,158	(1,451,327)	(841,854)
Accounts payable	1,718,433	941,820	2,589,099
Accrued expenses	(1,405,463)	4,132,955	2,036,035
Prepaid income taxes	(4,640,719)	(2,718,014)	1,020,866

Net cash provided by operating activities	24,802,385	17,784,329	26,035,803

Cash flows from investing activities:
Purchase of Bioglan Pharmaceuticals	(547,355)	(190,266,532)	-
Restriction of cash from the $110 million credit facility	(12,035,193)	-	-
Purchase of international distribution rights	-	(2,600,000)	-
Sale (purchases) of short-term investments- net	3,630,380	21,305,507	(37,066,097)
Purchase of property and equipment	(636,193)	(774,908)	(423,260)

Net cash used in investing activities	(9,588,361)	(172,335,933)	(37,489,357)

Cash flows from financing activities:
Payment of notes payable	(70,800)	(30,762)	(238,364)
Proceeds from sale of 4% convertible senior subordinated notes	-	-	37,000,000
Payment of 4% convertible senior subordinated notes	(37,000,000)	-	-
Proceeds from the $125 million credit facility’s term loan	-	75,000,000	-
Payments of $125 million credit facility’s term loan	(71,250,000)	(3,750,000)	-
Proceeds from bridge loan	-	50,000,000	-
Payment of bridge loan	-	(50,000,000)	-
Proceeds from the $110 million credit facility’s term loan	80,000,000	-	-
Payments of the $110 million credit facility’s term loan	(2,000,000)	-	-

Proceeds from sale of common stock	-	-	103,132,000
Proceeds from exercise of stock options and warrants	579,641	2,748,477	971,607
Payment of deferred financing costs	(5,376,875)	(3,347,398)	(2,709,041)
Payment of offering and registration costs	-	(76,963)	(6,926,543)
Purchase of treasury stock	(208,805)	(831,982)	(545,055)

Net cash provided by (used in) financing activities	(35,326,839)	69,711,372	130,684,604

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,112,815)	(84,840,232)	119,231,050

Cash and cash equivalents at beginning of year	39,911,543	124,751,775	5,520,725

Cash and cash equivalents at end of year	$19,798,728	$39,911,543	$124,751,775

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 6,215,000	$ 2,692,000	$ 786,000
Income taxes	$ 9,020,000	$14,673,000	$ 9,510,000

At December 31, 2005, the restricted cash and investments amount applied to short-term investments was $32,964,807, see Note B.

(a)	As restated, See Note A. 4.

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

2. Principles of Consolidation

The consolidated financial statements include the accounts of Bradley Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Doak Dermatologics Inc. (“Doak”), Bioglan Pharmaceuticals Corp. (“Bioglan”), A. Aarons, Inc. (a subsidiary that began operations in 2006) and Bradley Pharmaceuticals Overseas, Ltd. (a foreign sales corporation). All intercompany transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid securities having maturity of three months or less at the time of purchase.

4. Restatement in the Classification of Auction Rate Municipal Bonds

        During the Fourth Quarter of fiscal 2005, the Company restated its auction rate municipal bonds to short-term investments available for sale. Previously, such investments had been classified as cash and cash equivalents. This restatement results from recent interpretations regarding the application of FASB 95. The changed interpretation is based on the view that the legal maturity dates of these types of investments are generally outside the three-month term limitation specified in FASB 95. Previously, it was the Company’s view that auction rate securities satisfied the cash equivalents criteria of FASB 95 because of the short-term nature (i.e., less than 90 days) of reset periods available to investors. There is no impact from this restatement on the Company’s debt classification, working capital, net income or cash flows from operations or from financing activities. All amounts for prior periods have been restated to conform to this presentation. Amounts involved in the restatement from cash and cash equivalents were $13,000,000 and $19,736,433 as at December 31, 2004 and 2003, respectively. The Company has also made corresponding adjustments of $6,736,433 and $4,436,433 to its Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003, respectively, to reflect the net purchases of these securities as investing activities rather than as components of cash and cash equivalents.

5. Short-term Investments

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

6. Accounts Receivable and Material Customers

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s four largest customers accounted for an aggregate of approximately 90% and 91% of gross trade accounts receivable at December 31, 2005, and 2004, respectively. On December 31, 2005, on a gross trade accounts receivable basis, Cardinal Health, Inc. owed approximately $8,962,000 to the Company or 50% of accounts receivable and McKesson Corporation owed approximately $5,825,000 to the Company or 33% of accounts receivable. On December 31, 2004, Cardinal Health, Inc. owed approximately $7,302,000 to the Company, or 46% of accounts receivable, and McKesson Corporation owed approximately $5,437,000 to the Company, or 35% of accounts receivable. The following table presents a summary of gross sales to significant customers as a percentage of the Company’s gross sales:

Customer*	2005	2004	2003
AmerisourceBergen Corporation	13%	15%	17%
Cardinal Health, Inc.	40%	36%	27%
McKesson Corporation	29%	25%	24%
Quality King Distributors	1%	11%	14%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the year ended December 31, 2005, 2004 or 2003.

Supplemental information on the accounts receivable balances at December 31, 2005 and 2004 are as follows:

	2005	2004
Accounts receivable
Trade	$17,897,760	$15,750,828
Other	612,034	4,762

	18,509,794	15,755,590

Chargebacks	134,886	478,451
Discounts	322,278	344,846
Fee-for-service	750,963	-
Doubtful accounts	1,430,398	763,813

	2,638,525	1,587,110

Accounts receivable, net of allowances	$15,871,269	$14,168,480

Trade receivables consist of sales of product primarily to wholesale customers. Other receivables primarily consist of a royalty due to the Company from Par Pharmaceuticals for the authorized generic of ADOXA® 50mg and 100mg tablets.

Chargebacks are based on the difference between the prices at which the Company sells its products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies and managed care buying groups. The Company records an estimate of the amount either to be charged back to the Company at the time of sale to the wholesaler. The Company has recorded reserves for chargebacks based upon various factors, including current contract prices, historical trends and the Company’s future expectations. The amount of actual chargebacks claimed could be either higher or lower than the amounts accrued by the Company. Changes in the Company’s estimates would be recorded in the income statement in the period of the change.

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

The Company entered into Distribution and Service Agreements (“DSAs”) with two of its major customers, McKesson and Cardinal. DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, the Company entered into DSAs with Cardinal and McKesson during 2005 which DSAs had effective dates during 2004. The terms of the DSAs require the Company to pay fees to Cardinal and McKesson, as the case may be, which fees are offset by any price appreciation of the inventory that Cardinal and McKesson have on-hand, as the case may be, and also by any discounts that the Company gives to Cardinal and McKesson, as the case may be, for new product promotions. In return for this “fee, “ Cardinal and McKesson, as the case may be, are obligated to maintain their respective inventory levels of the Company’s products to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports. Based upon these DSAs, the Company owes, as of December 31, 2005, $750,963.

The Company also maintains a provision for doubtful accounts, with respect to which the Company believes the probability of collecting the accounts receivable is remote. Based upon specific analysis of the Company’s accounts, the Company maintains a reserve. The amount of actual customer defaults could differ (either higher or lower) in the near term from the amounts accrued by the Company.

7. Accrued Expenses

        Supplemental information on the accrued expenses at December 31, 2005 and 2004 are as follows:

	2005	2004
Employee compensation	$ 1,874,883	$ 3,220,605
Rebate payable	55,504	44,775
Rebate liability	5,032,044	2,953,623
Deferred revenue	904,439	1,043,907
Return reserve (see Note A.8)	24,934,080	24,074,511
Legal settlement reserve	500,000	1,750,000
Royalty payable	1,427,895	1,041,036
Other	2,380,630	1,448,489

Accrued expenses	$37,109,475	$35,576,946

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company. Legal settlement reserve represents the Company’s estimate for potential legal settlements discussed in Note I.6.

8. Allowance for returns

The Company records an estimate for returns at the time of sale. The Company’s return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. The Company is required to estimate the level of sales, which will ultimately be returned pursuant to the Company’s return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales to determine the Company’s net sales. The Company’s estimates take into consideration historical returns of a given product, product specific information provided by the Company’s customers and information obtained regarding the levels of inventory being held by the Company’s customers, as well as overall purchasing patterns by its customers. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience, including the execution of the DSAs in 2005 (but effective as of 2004) (for more information, see Note A.6), obtaining customer inventory data for the Company’s four largest customers, a change in these customers’ market dynamics, having subsequent return visibility, and having increased generic competition. If the Company over or under estimates the level of sales which will ultimately be returned, there may be a material impact to the Company’s financial statements.

9. Inventories

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

Supplemental information on inventory balances at December 31, 2005 and 2004 are as follows:

	2005	2004
Finished goods	$ 5,877,815	$ 8,420,499
Raw materials	2,348,846	1,908,535
Valuation reserve	(1,331,453)	(1,296,778)

Inventories, net	$ 6,895,208	$ 9,032,256

10. Property and Equipment

Property and equipment is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method over a period ranging from 5 to 7 years for equipment, 3 to 5 years for furniture and fixtures and the lesser of 10 years or the life of the lease for leasehold improvements.

11. Intangible Assets and Goodwill

The Company has made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. The Company assesses the impairment of identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include: (i) significant underperformance compared to expected historical or projected future operating results; (ii) significant changes in the Company’s use of the acquired assets or the strategy for its overall business; and (iii) significant negative industry or economic trends.

When the Company determines that the carrying value of intangible assets with definite lives may not be recoverable based upon the existence of one or more of these factors, the Company first performs an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in its current business model.

Goodwill is not being amortized, but is subject to periodic impairment tests. The Company performed an annual impairment test during 2005 of its goodwill and determined that no impairment of the recorded goodwill existed. The fair value of the reporting unit was calculated on the basis of discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed the test at December 31, 2005 and December 31, 2004 and noted that no impairment existed.

12. Revenue Recognition

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

The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged and expired product returns and exchanges, are established as a reduction of product sales revenues at the time such revenues are recognized based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses.

The Company does not provide any forms of price protection to wholesale customers other than a contractual right to two wholesale customers that the Company’s price increases and product purchase discounts offered during each twelve-month period will allow for inventory of the Company’s products then held by these wholesalers to appreciate in the aggregate. The Company does not, however, guarantee that its wholesale customers will sell the Company’s products at a profit.

13. Risks, Uncertainties and Certain Concentrations

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, market acceptance of the Company’s products, the Company’s ability to maintain or increase sales, the outcome of the Company’s federal securities class action lawsuit and state and federal shareholder derivative lawsuits, the SEC inquiry, the Company’s ability to file its required financial reports with the SEC on a timely basis, the adequacy of the Company’s cash and cash flow to meet its working capital requirements, the Company’s ability to comply with its debt covenants, ability to obtain acceptable financing in the future, ability to successfully acquire new products or technologies and implement life cycle management techniques, impact from DSAs, changes in buying patterns from the wholesalers and retailers, changes in physician prescribing habits, pharmacy substitution, accurately estimating for returns, discounts, chargebacks and rebates, rising insurance costs, product recalls, FDA approval of the Company’s R&D projects or newly licensed or acquired products on-timely basis, if at all, the Company’s ability to meet minimum purchase requirements under some supply agreements and other commitments, the Company’s ability to realize the value of intangible assets and deferred tax assets, dependence on key personnel and the Company’s sales force, government regulation, the maintenance of patent protection on certain of the Company’s products, manufacturing disruptions, competition, reliance on certain customers and vendors, absence of redundant facilities and credit risk.

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The cash and cash equivalent balances at December 31, 2005 and 2004 were principally held by three institutions, and are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2005 and 2004, four wholesale customers accounted for $16,133,216 and $14,308,110 or 90% and 91%, respectively, of the gross trade accounts receivable balance.

The Company maintains $10,000,000 of product liability insurance on its products. This insurance is in addition to required product liability insurance maintained by the manufacturers of the Company’s products. The Company cannot assure that product liability claims against it will not exceed that coverage. To date, no product liability claim has been made against the Company and the Company is not aware of any pending or threatened claim.

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

For the year ended December 31, 2005, five vendors that manufacture and package products for the Company accounted for approximately 21%, 15%, 7%, 6% and 5% each of the Company’s cost of goods sold. For the year ended December 31, 2004, five vendors that manufacture and package products for the Company accounted for approximately 35%, 12%, 8%, 5% and 4% each of the Company’s cost of goods sold. For the year ended December 31, 2003, five vendors that manufacture and package products for the Company accounted for approximately 33%, 16%, 8%, 7% and 4% each of the Company’s cost of goods sold. No other vendor, packager or manufacturer accounted for more than 5%, 4% and 4% of the Company’s cost of goods sold for 2005, 2004 or 2003, respectively. The Company currently has no manufacturing facilities of its own and, accordingly, is dependent upon maintaining its existing relationship with its vendors or establishing new vendor relationships to avoid a disruption in the supply of products to supply inventory. There can be no assurance that the Company would be able to replace its current vendors without any disruption to operations.

The Company had export sales of approximately 2%, 2% and 2% of its net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company’s stock price. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and it may divert the efforts and attention of the Company’s management from normal business operations.

There is no proprietary protection for most of the Company’s branded pharmaceutical products, and competing generic or comparable products for most of these products are sold by other pharmaceutical companies. For the products the Company has proprietary protection, the proprietary protection does not always provide significant protection. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or comparable products. Increased competition from the sale of generic pharmaceutical or comparable products may cause a decrease in sales from the Company’s branded products, which could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s branded products for which there are no generic or comparable forms available may face competition from different therapeutic treatments used for the same indications for which the Company’s branded products are used.

14. Net Income Per Common Share

The Company computes income per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (“SFAS 128”) which specifies the compilation, presentation and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock.

15. Income Taxes

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

16. Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements in order to conform to the current presentation, including reclassification of the distribution of treasury stock to fund 401(k) from financing activities to operating activities within the cash flow statement. In addition, the Company reclassified its auction rate municipal bonds to short-term investments (see Note A.4).

17. Using Estimates in Financial Statements

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

18. Advertising

The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $16,589,620, $14,714,987 and $9,338,849 for the years ended December 31, 2005, 2004 and 2003, respectively.

19. Shipping and Handling Costs

The Company expenses shipping and handling costs as incurred. Shipping and handling costs charged to selling, general and administration expense amounted to $1,679,758, $1,631,526 and $1,965,487 for the years ended December 31, 2005, 2004 and 2003, respectively.

20. Research and Development

Research and development costs related to both present and future products are expensed as incurred.

21. Stock Based Compensation

The Company has the 1990 Stock Option Plan and the 1999 Incentive and Non-Qualified Stock Option Plan, which are described more fully in Note H.2. As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 using the assumptions described in Note H.2, to stock-based employee compensation.

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$7,961,510	$7,954,314	$16,824,716
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,214,244)	(1,875,419)	(1,452,989)

Pro forma net income for basic computation	$6,747,266	$6,078,895	$15,371,727

Net income, as reported	$7,961,510	$7,954,314	$16,824,716
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,214,244)	(1,875,419)	(1,452,989)
Add: After-tax interest expense and other from convertible notes	897,461	1,024,340	447,160

Pro forma net income for diluted Computation	$7,644,727	$7,103,235	$15,818,887

Earnings per share:
Basic — as reported	$0.50	$0.51	$1.55

Basic — pro forma	$0.42	$0.39	$1.42

Diluted — as reported	$0.49	$0.49	$1.35

Diluted — pro forma	$0.42	$0.39	$1.23

22. Fair Market Value of Financial Instruments

The estimated fair value of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The carrying value of the Company’s auction rate municipal bonds approximates their fair value due to their variable interest rates, which typically reset within 35 days. The carrying value of the Company’s $110 million new facility approximates its fair value because the interest rates applicable to such debt are based on floating rates identified by reference to market rates.

23. New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows for implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R has on its results of operations and financial position.

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

The Company restated its presentation of its auction rate municipal bonds to short-term investments. Previously, such investments had been classified as cash equivalents. For more information, see Note A.4.

The following is a summary of available-for-sale securities for December 31, 2005:

	Cost	Gross Unrealized Loss	Gross Fair Value
Municipal bonds	$32,970,757	$(5,950)	$32,964,807

Total available-for-sale securities	$32,970,757	$(5,950)	$32,964,807

The following is a summary of available-for-sale securities for December 31, 2004:

	Cost	Gross Unrealized Loss	Gross Fair Value

Municipal bonds	$32,412,971	$(78,260)	$32,334,711

Total available-for-sale securities	$32,412,971	$(78,260)	$32,334,711

During the year ended December 31, 2005, 2004 and 2003, the Company had gross realized losses on sales of available-for-sale securities of $41,927, $120,017 and zero, respectively. During the year ended December 31, 2005, 2004 and 2003, the Company had gross realized gains on sales of available-for-sale securities of zero, $155,345 and $218,994, respectively. The net adjustment to unrealized gains during fiscal 2005 on available-for-sale securities included in accumulated other comprehensive income totaled $72,310 and the net adjustment to unrealized losses during fiscal 2004 and 2003 on available-for-sale securities included in stockholders’ equity totaled $61,215 and $115,368, respectively. The Company views its available-for-sale securities as available for current operations.

The Company’s held-to-maturity investments represent investments that have a remaining maturity of more than three months and less than 1 year, when purchased. Securities classified as held-to-maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost. The Company had no held-to-maturity investments at December 31, 2005.

The composition of the Company’s held-to-maturity investments at December 31, 2004 was as follows:

Municipal bonds, 4% maturity date January 1, 2005	$1,885,000
Municipal bonds, 5% maturity date January 1, 2005	2,200,000

Total held-to-maturity investments	$4,085,000

Due to the short maturity dates of the held-to-maturity investments, the carrying value approximates the fair market value at December 31, 2004.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2005, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$8,324	$8,383
Due after one year through two years	$2,090,000	$2,090,000
Due after two years	$30,872,433	$30,866,424

Total	$32,970,757	$32,964,807

As of December 31, 2005, the Company had a restriction on the ability to use its short-term investment from the $110 million credit facility (see Note F). The total amount of restricted cash and investments from the $110 million credit facility is $45,000,000. The following table exhibits the application of the restriction on the short-term investments at December 31, 2005:

Unapplied short-term investments	$32,964,807
Amount of short-term investments applied to restricted cash	(32,964,807)
Short-term investments	-

Amount of cash and cash equivalents applied to restricted cash and investments	$12,035,193

NOTE C - INTANGIBLE ASSETS

Details of intangible assets are summarized as follows:

	December 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$ 166,261,617	$ 24,768,984	$ 141,492,633	$ 166,261,617	$ 16,653,459	$ 149,608,158
Patents	10,327,454	2,578,260	7,749,194	10,327,454	1,661,700	8,665,754
Licenses	2,724,886	612,380	2,112,506	2,724,886	287,384	2,437,502
Covenants not to compete	162,140	162,140	-0-	162,140	162,140	-0-

	$ 179,476,097	$ 28,121,764	$ 151,354,333	$ 179,476,097	$ 18,764,683	$ 160,711,414

Trademarks, patents and licenses are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142. Amortization periods for intangible assets as of December 31, 2005 are summarized as follows:

Weighted Average Amortization Period
Trademarks	19
Patents	10
Licenses	8

The following relates to the Company’s intangible assets with definitive useful lives:

Aggregate Amortization Expense
For the fiscal year ended 2003	$ 821,480
For the fiscal year ended 2004	4,126,249
For the fiscal year ended 2005	9,357,081

Estimated Amortization Expense
Year ended December 31, 2006	$9,295,690
Year ended December 31, 2007	9,263,565
Year ended December 31, 2008	9,261,765
Year ended December 31, 2009	9,059,381
Year ended December 31, 2010	9,059,381

Intangible assets arose principally from the following transactions:

Bioglan Pharmaceuticals Company

On August 10, 2004, the Company purchased certain assets of Bioglan Pharmaceuticals Company, a wholly-owned subsidiary of Quintiles Transnational Corp. As part of the transaction, the Company acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, ADOXA®, ZONALON®, Tx Systems®, and certain other dermatologic products. The total consideration was approximately $191 million, including acquisition costs. For more information, see Note J.

International Distribution Rights

On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, the Company acquired exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company is responsible for securing the necessary approvals to market these products in these countries. The Company has agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which the Company has paid, as of December 31, 2005, approximately $2.6 million in distribution rights included in intangible assets and $240,000 in advanced royalties.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2005	December 31, 2004

Furniture and Fixtures	$ 2,586,931	$ 2,041,379
Equipment	1,758,774	1,642,767
Leasehold Improvements	452,841	488,068

	4,798,546	4,172,214
Accumulated Depreciation	(3,299,148)	(2,491,102)

	$ 1,499,398	$ 1,681,112

Assets under capital lease were $142,304 as of December 31, 2005 and December 31, 2004. Related accumulated depreciation was $142,304 and $141,229 as of December 31, 2005 and 2004.

NOTE E - INCOME TAXES

The provision for income tax expense is as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Current
Federal	$ 4,053,000	$ 10,690,000	$ 10,130,000
State	766,000	2,435,000	1,947,000

	4,819,000	13,125,000	12,077,000
Deferred
Federal	194,000	(6,785,000)	(1,097,000)
State	35,000	(1,233,000)	(224,000)

	229,000	(8,018,000)	(1,321,000)

	$ 5,048,000	$ 5,107,000	$ 10,756,000

The following is a summary of the items giving rise to deferred tax assets (liabilities) at December 31, 2005 and 2004.

F-20

	2005	2004
Current
Allowance for doubtful accounts	$557,855	$315,184
Allowance on sales	12,108,862	10,678,973
Inventory reserves and capitalization	1,184,574	864,333
Other	483,071	805,052

	$14,334,362	$12,663,542

Long-term
Intangibles and fixed assets	$(925,092)	$1,272,010

As of December 31, 2005 and 2004, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income make it more likely than not that such deferred assets will be realized.

During 2001, deferred tax assets and additional paid-in capital increased by $2,042,045 for the tax benefit relating to the exercise of warrants. During 2005 and 2004, deferred tax assets and current taxes payable were reduced by $296,886 relating to these warrants. Additionally during the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $238,000, $830,000 and $1,242,000 of tax benefits directly to paid in capital resulting from the exercise of stock options.

The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $1.1 million.

The difference between the actual Federal income tax expense and the amount computed by applying the prevailing statutory rate to income before income taxes is reconciled as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003

Tax at statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of Federal tax effect	3.9	6.2	4.5
Other	(0.1)	(2.1)	(0.5)

Effective tax rate	38.8%	39.1%	39.0%

NOTE F - REVOLVING CREDIT FACILITY, CONVERTIBLE SENIOR SUBORDINATED NOTES AND LONG-TERM DEBT

On June 11, 2003, the Company issued $25 million in aggregate principal amount of its 4% convertible senior subordinated notes due June 15, 2013 (the “Notes ”) (plus a potential allotment to the initial purchasers of the Notes to acquire up to an additional $8 million in principal amount of the Notes) in a private placement transaction. The Notes accrued interest at the rate of 4% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and were convertible into shares of the Company’s common stock at any time prior to maturity at a conversion rate of 50 shares of the Company’s common stock per $1,000 in principal amount of Notes, which represented a conversion price of $20.00 per share. The Notes were junior to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future liabilities of the Company’s subsidiaries, including trade payables.

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

On November 14, 2005, the Company entered into the $110 million New Facility with a syndicate of lenders again led by Wachovia Bank that replaced the Old Facility. The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. The New Facility was subsequently amended on January 26, 2006 and May 15, 2006, as described below.

As discussed above, concurrently with the closing of the New Facility, the Company repaid all amounts due under its Notes and the related Indenture, including all default interest and other payments (an aggregate of $38,429,898), and paid all fees and expenses in connection with the New Facility. In connection with the closing of the New Facility, the payment of related fees, the satisfaction of all amounts outstanding under the Old Facility, and the repayment of all amounts due under the Notes and the related Indenture, including all default interest and other payments, the Company used all of the proceeds of the New Facility’s term loan and approximately $22 million of its cash-on-hand. Immediately prior to the repayment of the Notes, the administrative agent for the lenders party to the Old Facility terminated the Payment Blockage Period under the Indenture that had arisen from a notice to the trustee, dated May 20, 2005, advising the trustee that certain non-payment defaults existed under the Old Facility. As a result of the prepayment of the Notes, the Company expensed $2,055,861 of deferred financing costs during the Fourth Quarter of 2005. Also, as a result of the prepayment of the Old Facility, the Company expensed $1,933,103 of deferred financing costs in the Fourth Quarter of 2005.

Amounts outstanding under the New Facility accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit. At December 31, 2005, the effective interest rate accrued by the Company was 8.35%. As a result of entering into the New Facility, the Company incurred deferred financing costs of $5,376,875 which are being amortized over the five year term of the New Facility.

The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries to consolidated EBITDA) less than or equal to 2.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits the Company’s ability to declare and pay cash dividends.

On January 3, 2006, the Company received a notice from the administrative agent under the New Facility stating that the Company was in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 by December 31, 2005. On January 26, 2006, the Company received a waiver of these defaults from its lenders under the New Facility. In connection with this waiver, which also granted the Company permission to enter into the Collaboration and License Agreement with MediGene, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by the Company during 2005 in connection with the restatement of the Company’s Third Quarter 2004 financial statements, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with the Company’s elimination of debt during 2005 under the Old Facility and the Notes), satisfy the leverage ratio and fixed charge coverage ratio tests beginning with the fiscal quarter ended December 31, 2005 and pay to them waiver, amendment and arrangement fees of $520,000 in the aggregate. In addition, the Company agreed with its lenders that until the Company files its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September

30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, the Company will increase, from $25 million to $45 million, the amount of unrestricted cash and cash equivalents it will maintain at all times on its balance sheet, not incur any borrowings under the revolving credit line portion of the New Facility and provide them with monthly cash reports. The Company’s lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to the Company of the waiver.

As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, the Company triggered a default under the New Facility. On May 15, 2006, the Company received a waiver of this default from its lenders under the New Facility. In connection with this waiver, which also allowed the Company to continue outstanding LIBOR Rate Loans under the New Facility, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, the Company’s lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining the Company’s minimum cash balance (which, until the Company files its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrates compliance with the financial covenants in the New Facility, must be at least $45 million), allowing the Company to deliver to the lenders under the New Facility the Company’s 2006 annual budget by June 30, 2006 and allowing the Company to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of the Company’s initial $5 million payment to MediGene that the Company classifies as an expense in accordance with GAAP. The Company’s lenders acknowledged that provided the Company file its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, the Company would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning on May 1, 2006.

As of May 15, 2006, the Company has $76 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit were outstanding.

As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006, the Company has classified as a long-term liability $69 million that would have otherwise been shown as current as a result of the default.

Long-term debt consists of the following:

	December 31, 2005	December 31, 2004
Convertible Notes	$-	$37,000,000
Old Facility	-	71,250,000
New Facility	78,000,000	-
Other	87,779	158,579

Total debt	78,087,779	108,408,579
Less current maturities:
Convertible Notes	-	37,000,000
Old Facility	-	38,250,000
New Facility	9,000,000	-
Other	75,781	105,949

Total current maturities	9,075,781	75,355,949

Total long-term debt	$69,011,998	$33,052,630

The annual scheduled maturities of long-term debt as of December 31, 2005 were as follows:

Year 2006	$ 9,075,781
Year 2007	13,006,643
Year 2008	17,005,355
Year 2009	21,000,000
Year 2010	18,000,000
Thereafter	-

Total	$ 78,087,779

Because of the nature of the Company’s debt, its maturities, and prevailing interest rates, the Company believes that the carrying values of the long-term debt, excluding its Notes, approximates their fair values at December 31, 2005 and 2004. The fair value of the Company’s Notes as of December 31, 2004 was approximately $44,000,000, as obtained from an investment bank.

NOTE G - RELATED PARTY TRANSACTIONS

1. Transactions With an Affiliated Company

During the years ended December 31, 2004 and 2003, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) ( “Medimetrik ”), an affiliate, in the amount of $29,000 and $55,532, respectively. Daniel Glassman, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman, are majority owners of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services, which ceased providing services to the Company in June 2004 after it was sold to an unrelated third party.

2. Transactions With Shareholders and Officers

The Company leases approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) owned and controlled by Daniel Glassman and his spouse, Iris Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional 5 years beyond expiration. The lease agreement obligates the Company to pay 3% increases in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $614,000, $487,000 and $496,000 in 2005, 2004 and 2003, respectively.

As of December 31, 2005, the estimated assets of the LLC were approximately $1.8 million and the estimated liabilities were $1.5 million. Daniel and Iris Glassman own 10% and their children own 90% of this LLC.

During 2003, the Company consulted with Bruce Simpson, a former member of the Board of Directors. Mr. Simpson provided services in marketing, sales, and corporate development. His related consultant expense was approximately $25,000 for the year ended December 31, 2003.

The Company historically paid to Dr. C. Ralph Daniel, III, a member of the Company’s Board of Directors, since Dr. Daniel joined the Company’s Board during June 2003, a monthly consulting fee of $2,500. This fee was paid to Dr. Daniel in consideration for product performance, patient review, general marketing and corporate development services performed on the Company’s behalf by Dr. Daniel. This monthly consulting fee was credited, on a dollar-for-dollar basis, against the annual cash retainer payable by the Company to Dr. Daniel in consideration for Dr. Daniel’s serving as one of the Company’s directors. The Company had also agreed to pay to Dr. Daniel a success fee calculated on a “Lehman Formula ” basis, but not to exceed $300,000, if Dr. Daniel first introduced to the Company a product licensing or acquisition opportunity or merger or acquisition candidate which the Company had not yet internally identified (collectively, a “New Business Opportunity”) and such New Business Opportunity was consummated by the Company. Dr. Daniel and the Company agreed to terminate Dr. Daniel’s consulting and “Lehman Formula” transaction success fee arrangement effective March 31, 2006.

The Company paid to Steven Kriegsman, a member of the Company’s Board of Directors, for the period commencing during June 2003, when Mr. Kriegsman joined the Company’s Board, and continuing through November 1, 2004, when Mr. Kriegsman became Chairman of the Company’s Audit Committee (the

“Applicable Period ”), a monthly consulting fee of $2,500. This fee was paid to Mr. Kriegsman in consideration for his assisting the Company in identifying New Business Opportunities. The Company had also agreed to pay to Mr. Kriegsman during the Applicable Period a success fee in the amount of 3% of the total transaction value of any New Business Opportunity consummated by the Company if such New Business Opportunity was first introduced to the Company by Mr. Kriegsman. Mr. Kriegsman and the Company agreed to terminate Mr. Kriegsman’s consulting and transaction success fee arrangement during November 2004, concurrently with Mr. Kriegsman’s appointment as Chairman of the Company’s Audit Committee.

During January 2004, the Company issued 5,236 restricted, fully vested and non-forfeitable shares of common stock to certain officers of the Company for being members of a management committee which is responsible for identifying and implementing the Company’s strategic plans. The committee was formed in the First Quarter 2004 and as a result of the issuance of the restricted stock, the Company expensed $125,036 during the First Quarter 2004.

NOTE H - SHAREHOLDERS’ EQUITY

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

1. Stock Repurchase Plan

During September 2004, the Company’s previously announced program to repurchase up to $4 million of outstanding common stock expired. During 2004, prior to the plan’s expiration, the Company repurchased 20,000 shares at a cost of $418,077. During 2003, the Company acquired 45,713 shares at a cost of $545,055. The Company had repurchased, from the plan’s inception during September 2002, a total of 117,713 shares at a cost of $1,474,102.

On October 27, 2004, the Company’s Board of Directors approved a program to repurchase up to $8 million of the Company’s outstanding common stock, which program expires on October 26, 2006. Repurchases are currently subject, however, to a restriction under the Company’s $110 million New Facility, which limits the aggregate repurchases of stock by the Company to $3 million during the term of the New Facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of management of the Company. During 2005 and 2004, the Company repurchased under the October 2004 approved program 14,000 and 22,000 shares at a cost of $208,805 and $413,904, respectively.

2. Incentive and Non-Qualified Stock Option Plan

Under the 1990 Stock Option Plan, 2,600,000 shares of common stock are reserved for issuance. This plan expired upon the adoption of the 1999 Incentive and Non-Qualified Stock Option Plan; however, as of December 31, 2005, some options under this Plan remain outstanding.

Under the 1999 Incentive and Non-Qualified Stock Option Plan, 3,250,000 shares of common stock are reserved for issuance. The plan will expire on January 31, 2010, but options may remain outstanding past this date. As of December 31, 2005 and 2004, there were 692,959 and 1,590,973 shares available for grant, respectively. Grants cancelled or forfeited are available for future grants. Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership.

The number of shares covered by each outstanding option, and the exercise price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend. The following table summarizes the option activity from January 1, 2003 to December 31, 2005:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2003	1,786,123	$ 5.44

Granted	214,300	$20.86
Exercised	(135,136)	4.23
Canceled or forfeited	(69,634)	13.58

Balance, December 31, 2003	1,795,653	$7.04

Granted	187,900	$23.71
Exercised	(544,476)	2.58
Canceled or forfeited	(49,285)	18.58

Balance, December 31, 2004	1,389,792	$10.64

Granted	998,900	$13.53
Exercised	(412,717)	1.40
Canceled or forfeited	(100,886)	19.02

Balance, December 31, 2005	1,875,089	$13.76

As of December 31, 2005, options outstanding for 767,833 shares were exercisable at a weighted average price of $12.38, and the weighted remaining contractual life was 1.42 years. As of December 31, 2004, options outstanding for 978,746 shares were exercisable at a weighted average price of $6.82, and the weighted remaining contractual life was 4.8 years.

During 2003, the Company granted a consultant an option to purchase 1,800 shares of common stock at a price of $13.90, the market value on the date of grant, which is exercisable immediately, non-forfeitable, and will expire three years from the date of grant. During 2003, the Company expensed $11,041 for these services using a Black-Scholes method to value such options.

On December 31, 2005 and 2004, there were 464,245 and 123,276 options outstanding and exercisable to non-employees and board members, respectively. Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership.

        The following table summarizes option data as of December 31, 2005:

Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price
$ 1.06 - $ 1.19	7,596	1.3	$ 1.18	7,596	$ 1.18
1.31 - 1.98	4,200	2.4	1.84	4,200	1.84
2.00 - 4.03	47,500	2.3	2.12	47,500	2.12
7.05 - 9.97	201,600	5.8	7.63	197,600	7.60
10.53 - 11.76	53,824	2.9	10.48	23,824	10.72
12.40 - 14.39	1,098,535	9.6	13.29	352,133	13.14
14.75 - 20.18	263,834	6.3	15.44	45,834	17.62
20.31 - 27.12	198,000	8.1	24.78	89,146	24.82

	1,875,089			767,833

The fair value of each option granted for purposes of the pro forma disclosures included in Note A.21 has been estimated on the grant date using the Black-Scholes Option Valuation Model. The weighted average fair market value of the options granted during 2005, 2004 and 2003 were $7.92, $14.00 and $12.10, respectively. The following assumptions were made in estimated fair value:

	2005	2004	2003
Dividend yield	0%	0%	0%
Risk-free interest rate	5.0%	5.0%	5.0%
Expected life after vesting period
Directors and officers	4 years	4 years	4 years
Others	2 years	2 years	2 years
Expected volatility	60%	60%	60%

The exercise price of all options granted during the years ended December 31, 2005, 2004 and 2003 equaled or was greater than the market price on the grant date.

3. Reserved Shares

The following table summarizes shares of common stock reserved for issuance at December 31, 2005:

Reserved for	Exercise Price	Number of shares Issuable
Warrants for consulting services (expiring July 9, 2008)	$ 2.34	6,000
Warrants issued to private placement advisor (expiring October 29, 2005)	8.50	987
1990 and 1999 Stock Option Plans	(see above)	1,875,089

		1,882,076

All warrants listed above are exercisable at December 31, 2005.

The number of shares covered by each outstanding warrant and convertible Note, and the exercise price or conversion price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend. The following table summarizes the warrant activity from January 1, 2003 to December 31, 2005:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2003	335,266	$ 7.65

Granted	-0-	$ -0-
Exercised	(209,208)	5.01
Canceled or forfeited	-0-	-0-

Balance, December 31, 2003	126,058	$12.03

Granted	-0-	$ -0-
Exercised	(110,571)	13.26
Canceled or forfeited	(8,500)	3.20

Balance, December 31, 2004	6,987	$ 3.21

Granted	-0-	$ -0-
Exercised	-0-	-0-
Canceled or forfeited	-0-	-0-

	6,987	$ 3.21

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

NOTE I - COMMITMENTS AND CONTINGENCIES

1. Leases

As of December 31, 2005, the Company had the following lease commitments:

Year ending December 31,	Operating Leases	Capital Leases
2006	$1,871,452	$15,980
2007	1,708,494	6,642
2008	1,341,139	5,355
2009	814,043	-
2010	41,983	-
Thereafter	-	-

	$5,777,111	27,977

Amounts representing interest		(284)

Total principal payments		$27,693

See Note G.2 for discussion of the lease on the 383 Route 46 West premises.

Rent expense for the periods ended December 31, 2005, 2004 and 2003 were $920,453, $541,297 and $538,036, respectively.

On August 10, 2004, the Company acquired certain assets and assumed certain liabilities of Bioglan Pharmaceuticals Company and certain subsidiaries, accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Included in the acquisition was a Bioglan lease for facilities in Malvern, Pennsylvania, which had a term through December 31, 2006. This lease was assigned to the Company with the consent of the landlord. At the time of acquisition, the Company’s plan was to maintain the Malvern facilities until November 1, 2004.

The Company’s plan was to sub-lease the Malvern facilities, and the Company expected that future sub-lease rentals would substantially offset lease costs under the existing Bioglan agreement, and no liability would be recognized. On July 15, 2005, after unsuccessful attempts to secure a sub-tenant, the Company entered into a lease termination agreement with the landlord. This agreement included payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment. The termination payment was recorded as an acquisition cost to goodwill during 2005.

2. Distribution Arrangement

The Company has a distribution arrangement with a third party public warehouse located in Tennessee to warehouse and distribute substantially all of the Company’s products. This arrangement provides that the Company will be billed based on invoiced sales of the products distributed by such party, plus certain additional charges.

3. Distribution Service Agreements (DSAs)

In 2005, the Company entered into DSAs with its two largest wholesale customers. In exchange for a set fee, the wholesalers agreed to provide the Company with certain information regarding product stocking and out-movement, to maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services. For more information, see Note A.6.

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

5. Manufacturing and Supply Agreements

The Company has limited approved manufacturers for its products. Any problems with such manufacturing operations or capacity could reduce sales of the Company’s products as could any licensing or other contract disputes with these suppliers. Under some manufacturing and supply agreements, the Company has minimum inventory purchase requirements. For the periods ending December 31, 2009, 2008, 2007 and 2006, these minimum purchase requirements are zero, $1,100,000, $1,000,000 and $1,275,000, respectively.

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

Summers Laboratories Litigation

In December 2004, Summers Laboratories filed a trademark infringement action against the Company in the U.S. District Court for the Eastern District of Pennsylvania. Summers’ principal claim was that the Company’s sale of pharmaceutical products utilizing the KERALAC™ trademark was likely to cause confusion with Summers’ sale of pharmaceutical products utilizing Summers’ KERALYT® trademark. At the time of the commencement of the infringement action, the Company and Summers each had pending with the U.S. Patent and Trademark Office applications to register the marks KERALAC™ and KERALYT®, respectively. Summers sought a permanent injunction to prevent the Company’s continued use of the KERALAC™ mark and monetary damages in an unspecified amount. The Company, at that time, denied that the Company had infringed or otherwise caused any damage to Summers.

On October 6, 2005, the Company and Summers agreed to settle this case. In consideration for the Company’s payment to Summers of $1,250,000, Summers agreed to dismiss the lawsuit with prejudice, withdraw or dismiss, with prejudice, its opposition to the Company’s registration of its KERALAC™ trademark, consent to the federal registration of the Company’s KERALAC™ mark, acknowledge the validity of the Company’s federal registration of its KERALAC™ mark and consent to the Company’s continued use of the KERALAC™ mark and the sale by the Company of pharmaceutical products utilizing the KERALAC™ mark. The Company accrued for the $1,250,000 lawsuit settlement in the Fourth Quarter 2004 and paid this amount in 2005.

Contract Dispute

In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of its own. Discovery with respect to this dispute has not yet been scheduled by the Court. While the Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

Shareholder Lawsuits

The Company, along with certain of the Company’s officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for the District of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed their initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2005, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intend to vigorously defend itself. Discovery in the federal securities class action lawsuit has not yet been scheduled.

Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. Plaintiffs in the state shareholder derivative actions have 30 days from the decision denying the motion to dismiss the federal securities class action lawsuit to file a consolidated amended derivative complaint. The Company disputes the allegations in the state shareholder derivative lawsuit and intends to move to dismiss the consolidated amended derivative complaint, if timely filed, in its entirety.

Further, a federal shareholder derivative action was recently filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. This action alleges breach of fiduciary duties arising out of the SEC inquiry and the restatement of the Company’s financial results for the quarter ended September 30, 2004 and violations of Delaware law regarding annual meetings. Plaintiffs seek an unspecified amount of damages and attorneys’ fees and an order compelling the Company to schedule an Annual Meeting of Stockholders. The Company and the other defendants intend to move to dismiss this action in its entirety and schedule a Joint 2005/2006 Annual Meeting of Stockholders following the Company’s filing of its 2005 Annual Report on Form 10-K.

The Company expects to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of the Company’s management’s time and attention.

SEC Inquiry

In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company’s stock price. Since the

Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of the Company’s management’s team from normal business operations.

General Litigation

The Company and its operating subsidiaries are parties to other routine actions and proceedings incidental to their business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company’s business, financial condition or results of operations. The Company discloses the amount or range of reasonably possible losses in excess of recorded amounts.

The Company accounts for legal fees as services are incurred.

7. Defined Contribution 401(k) Plan

The Company has a defined contribution 401(k) plan whereby the Company matches employee contributions. During 2005, the Company matched up to 25% of the employee’s first 6% of contributions for employees with less than 2 years of service, up to 50% of the employees first 6% of contributions for employees with more than 2 years of service but less than 4 years of service and up to 75% of the employees first 6% of contributions for employees with more than 4 years of service. During 2004, the Company matched up to 25% of the employee’s first 6% of contributions. The Company’s contributions for the 401(k) employee match was approximately $414,000, $277,000 and $73,000 incurred for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Co-Promotion Agreements

On July 9, 2003, the Company entered into a Co-Promotion Agreement with Ventiv Health U.S. Sales LLC to co-promote ANAMANTLE® HC. Ventiv agreed to promote ANAMANTLE® HC to obstetricians and gynecologists. During 2005, 2004 and 2003, the Company expensed $280,513, $558,261 and $259,064, respectively, for these services. The Co-Promotion Agreement with Ventiv was terminated in February 2005.

During June 2005, the Company entered into a Co-Promotion Agreement with Mission Pharmacal, a privately-held pharmaceutical company specializing in Women’s Health, to co-promote ANAMANTLE® HC to obstetricians and gynecologists. During February 2006, the Company and Mission agreed to terminate this agreement. During 2005, the Company expensed $128,394 for these services.

9. International Distribution Agreement

On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, the Company has exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the countries comprising the former Soviet Union, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company is responsible for securing the necessary approvals to market these products in these countries. The Company has agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which the Company has paid, as of December 31, 2005, approximately $2.6 million in distribution rights included in intangible assets and $240,000 in advanced royalties. After satisfying its $3.2 million obligation to Dermik, the Company is required to pay Dermik a 7.5% royalty against the Company’s net sales of these products in these international territories.

10. Authorized Generic Agreement

On December 13, 2005, the Company entered into a Licensing and Distribution Agreement with Par Pharmaceutical, Inc. (“Par”). Under the Agreement, the Company has granted to Par and its affiliates an exclusive, royalty-bearing license to manufacture and distribute in the United States doxycycline monohydrate tablets and capsules (i.e., an authorized generic version of ADOXA®), in certain strengths and dosage forms, excluding 50mg and 100mg capsules.

Under this Agreement, Par has agreed to act as the Company’s sole and exclusive distributor for the authorized generic product in the United States. Par may launch such combinations of the authorized generic product in strengths and dosage forms as the Company approves in advance. In addition, the Company may withhold its approval for Par to market or sell the authorized generic product in blister or unit-dose packaging. To date, the Company has only approved the launch of the authorized generic version of the 50mg and 100mg strengths of ADOXA® tablets in bottles. Under the terms of the Agreement, Par must pay to the Company 50% of Par’s net profits under the Agreement. During 2005, the Company earned $607,302 in royalty revenue under the Agreement.

The Agreement commenced on December 13, 2005 and continues, unless otherwise earlier terminated, for a period of ten (10) years from the date of Par’s first commercial sale of the authorized generic product and will be automatically renewed for successive one-year periods unless a party otherwise notifies the other in writing at least ninety (90) days prior to the expiration of the initial, or any renewal, term. Either party has the right to terminate the Agreement if the other party commits a breach or default in the performance or observance of any of its material obligations under the Agreement and the breach or default continues for sixty (60) days after the breaching party is notified in writing of the breach or default. Either party may also terminate the Agreement in certain other instances described in the Agreement.

11. Collaboration and License Agreement

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

In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company will expense the $5,000,000 research and development payment during the First Quarter 2006. Additionally, if a product having an external genital wart and perianal wart indication to be applied three times per day (the “EGW Indication”) receives final regulatory approval, the Company will pay MediGene a milestone payment which, when added to the $5,000,000 already paid, will bring the aggregate milestones payable with respect to the EGW Indication to $19,000,000. The Agreement also contemplates additional milestone payments which, when added to the milestones payable with respect to the EGW Indication, could aggregate to a maximum of approximately $69,000,000. These milestones are dependent upon specific achievements in the product development and regulatory approval process of products under the Agreement for indications other than the EGW Indication (which could aggregate to a maximum of approximately $19,000,000 in milestones) and also based upon the Company’s net sales of all products under the Agreement, including sales relating to the EGW Indication (which could aggregate to a maximum of approximately $31,000,000 in milestones). In addition to these payments, the Company will also pay MediGene, with respect to each product, a product royalty based on a percentage (in the mid-teens) of net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. Thereafter, MediGene is entitled to a trademark royalty based on a percentage (in the low single digits) of net sales.

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

NOTE J - PURCHASE OF BIOGLAN PHARMACEUTICALS COMPANY

On August 10, 2004, the Company, through its wholly-owned subsidiary, Bioglan Pharmaceuticals Corp. (f/k/a BDY Acquisition Corp.), acquired certain assets constituting the “Bioglan business” from Bioglan Pharmaceuticals Company, Quintiles Bermuda Ltd. and Quintiles Ireland Limited, each a subsidiary of Quintiles Transnational Corp. (“Quintiles”). The purchase price of approximately $191 million, including acquisition costs, was paid in cash.

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

In connection with the acquisition, the Company hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced the Company’s then existing credit facility. The Company funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, the Company replaced the bridge loan with the $125 million Old Facility, consisting of a $75 million term loan and a $50 million revolving line of credit. The Old Facility was replaced with the $110 million New Facility on November 14, 2005. For more information, see Note F.

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

Accounts receivable, net		$1,555,052

Inventories		6,052,877

Deferred tax asset, net		1,053,857

Prepaid expenses and other current assets		384,707

Property and equipment		642,614

Intangibles assets subject to amortization:
Patent (10 year useful life)	9,000,000
Core technology (20 year useful life)	42,000,000
Trademarks (20 year useful life)	106,000,000

Total intangible assets subject to amortization		157,000,000

Goodwill		27,188,111

Other assets		5,477

Total assets acquired		193,882,695

Current liabilities		(3,037,642)

Long-term debt, less current maturities		(31,166)

Total liabilities assumed		(3,068,808)

Net assets acquired		$190,813,887

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

The following data sets forth the actual consolidated results of operations for the year ended December 31, 2005 and the unaudited pro forma combined consolidated results of operations for the year ended December 31, 2004 as if the purchase had taken place on January 1, 2004. The pro forma data gives effect to actual operating results prior to the purchase, with adjustments for interest income, interest expense, intangible amortization expense, foreign currency gain or losses and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

	Twelve Months Ended December 31,
	2005	(unaudited) (pro forma) 2004
Net sales	$133,382,194	$134,911,830

Net income	7,961,510	11,208,786

Basic net income per share	$ .50	$ 0.72

Diluted net income per share	$ .49	$ 0.66

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

NOTE K - NET INCOME PER SHARE

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income plus applicable after-tax interest expense and related offsets from convertible Notes by the weighted number of shares outstanding and dilutive common equivalent shares from stock options, warrants and convertible Notes. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding for the year ended 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Basic Shares	16,000,000	15,670,000	10,820,000
Dilution:
Convertible Notes	1,620,000	1,850,000	950,000
Stock options and warrants	330,000	890,000	1,070,000

Diluted shares	17,950,000	18,410,000	12,840,000

Net income as reported	$7,961,510	$7,954,314	$16,824,716
After-tax interest expense and other from convertible Notes	897,461	1,024,340	447,160

Adjusted net income	$8,858,971	$8,978,654	$17,271,876

Net income per share Basic	$ 0.50	$ 0.51	$ 1.55
Diluted	$ 0.49	$ 0.49	$ 1.35

Options and warrants to purchase 1,604,636 shares of common stock at prices ranging from $11.18 to $27.12 per share were excluded from the above computation for the year ended 2005. Options and warrants to purchase 222,000 shares of common stock at prices ranging from $23.18 to $27.12 per share were excluded from the above computation for the year ended 2004 and options and warrants to purchase 120,000 shares of common stock at prices ranging from $20.18 to $26.90 per share in 2003 were excluded from the above computation. These were excluded from the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

In connection with the closing of the $110 million New Facility on November 14, 2005, as discussed in more detail in Note F, the convertible Notes have been extinguished and are no longer convertible into shares of common stock, and there are now 1,850,000 fewer shares of our common stock reserved for and outstanding on a fully diluted basis. In addition, since the Notes have been extinguished, we no longer have an adjustment for after-tax interest expense and other of approximately $1,024,000 per year in determining earnings per share on a fully diluted basis. For 2005, the prorated portion of the convertible notes prior to extinguishment is included in the net income per diluted share computation.

NOTE L - BUSINESS SEGMENT INFORMATION

The Company’s three reportable segments are Doak Dermatologics, Inc. (dermatology and podiatry), Bioglan Pharmaceuticals Corp. (dermatology) and Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other). Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Bioglan Pharmaceuticals’ products are marketed, promoted and distributed primarily to physicians practicing in the field of dermatology; and Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology. On August 10, 2004 the Company, through its wholly-owned subsidiary Bioglan Pharmaceuticals Corp., acquired certain assets constituting the “Bioglan business” from Bioglan Pharmaceuticals and certain of its affiliated companies. The Bioglan business is currently operated as a separate subsidiary but may, upon completion of the integration of the Bioglan business with the Company’s other dermatology operations, be combined with Doak into one reportable segment.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The reportable segments are distinct business units operating in different market segments with no intersegment sales. The following information about the three segments are for years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net sales:
Doak Dermatologics, Inc.	$ 45,207,780	$56,862,564	$56,617,119
Bioglan Pharmaceuticals	65,137,091	16,023,787	-0-
Kenwood Therapeutics	23,037,323	23,807,636	18,062,132

	$133,382,194	$96,693,987	$74,679,251

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 524,569	$ 374,133	$ 261,520
Bioglan Pharmaceuticals	8,394,363	3,374,034	-0-
Kenwood Therapeutics	1,256,057	1,066,928	945,596

	$ 10,174,989	$ 4,815,095	$ 1,207,116

Income (loss) before income tax (benefit):
Doak Dermatologics, Inc.	(1,413,657)	$14,743,404	$25,301,965
Bioglan Pharmaceuticals	14,058,589	(1,346,212)	-0-
Kenwood Therapeutics	364,578	(335,878)	2,278,751

	$ 13,009,510	$13,061,314	$27,580,716

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ (548,000)	$ 5,764,000	$ 9,867,000
Bioglan Pharmaceuticals	5,455,000	(526,000)	-0-
Kenwood Therapeutics	141,000	(131,000)	889,000

	$ 5,048,000	$ 5,107,000	$10,756,000

Net income (loss):
Doak Dermatologics, Inc.	$ (865,657)	$ 8,979,404	$15,434,965
Bioglan Pharmaceuticals	8,603,589	(820,212)	-0-
Kenwood Therapeutics	223,578	(204,878)	1,389,751

	$ 7,961,510	$ 7,954,314	$16,824,716

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$ 42,706,147	$55,088,301	$55,303,477
Other countries	2,501,633	1,774,263	1,313,642

	$ 45,207,780	$56,862,564	$56,617,119

Bioglan Pharmaceuticals
United States	$ 64,790,763	$15,783,686	$ -0-
Other countries	346,328	240,101	-0-

	$ 65,137,091	$16,023,787	$ -0-

Kenwood Therapeutics
United States	$ 22,569,641	$23,533,501	$17,947,063
Other countries	467,682	274,135	115,069

	$ 23,037,323	$23,807,636	$18,062,132

Net sales by category:
Dermatology and Podiatry	$110,344,871	$72,886,351	$56,617,119
Gastrointestinal	17,036,064	17,675,446	8,764,560
Respiratory	4,088,897	4,336,983	6,397,820
Nutritional	1,668,165	1,477,229	2,553,659
Other	244,197	317,978	346,093

	$133,382,194	$96,693,987	$74,679,251

The basis of accounting that is used by the Company to record business segments’ sales and cost of sales have been recorded and allocated by each business segment’s identifiable products. The basis of accounting that is used by the Company to allocate operating expenses that relate to the segments is based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on each segment’s proportionate share of net sales.

NOTE M - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The table below lists the quarterly financial information for fiscal 2005 and 2004. All figures in thousands, except per share amounts, and certain amounts do not total to the annual amounts due to rounding.

	Quarter Ended 2005				Quarter Ended 2004
	March	June	Sept.	Dec.	March	June	Sept.	Dec.
Net sales	$33,202	$28,189	$41,045	$30,944	$25,067	$22,955	$27,453	$21,219
Cost of sales	5,041	4,147	5,914	4,715	2,154	2,001	2,433	6,752

Gross profit	28,161	24,042	35,131	26,229	22,913	20,954	25,020	14,467

Selling, general and administrative	20,621	19,975	19,407	19,634	12,277	13,143	16,923	20,213
Depreciation and amortization	2,472	2,570	2,570	2,562	332	311	1,618	2,555
Research and development	257	125	815	319	219	299	114	173
Write-off of deferred financing costs	-	-	-	3,989	-	-	-	-
Interest expense	1,649	1,717	1,977	2,147	510	536	1,691	1,592
Interest income	(377)	(533)	(478)	(760)	(739)	(797)	(368)	(275)
Losses (gains) on short-term investments	2	1	(132)	25	(31)	-	(4)	-

	24,624	23,855	24,159	27,916	12,568	13,492	19,974	24,258

Income (loss) before income tax expense (benefit)	3,537	187	10,972	(1,687)	10,345	7,462	5,046	(9,791)
Income tax expense (benefit)	1,383	73	4,290	(698)	4,097	2,954	1,998	(3,942)

Net income (loss)	2,154	114	6,682	(989)	6,248	4,508	3,048	(5,849)

Basic net income (loss) per common share	$0.13	$0.01	$0.42	$ (0.06)	$0.40	$0.29	$0.19	$ (0.37)

Diluted net income (loss) per common share	$0.13	$0.01	$0.38	$ (0.06)	$0.35	$0.26	$0.18	$ (0.37)

Number of shares- basic	15,960	15,960	15,970	16,120	15,510	15,620	15,690	15,850

Number of shares- diluted	18,180	16,280	18,170	16,120	18,370	18,420	18,410	15,850

Fourth Quarter 2005 Adjustments (unaudited)

The Company recorded in the Fourth Quarter 2005 a write-off of deferred financing costs of $3,988,964 due to the repayment of the 4% Notes and the $125 million Old Facility during November 2005. The write-off of deferred financing costs decreased net income by $2,441,246 and decreased basic and Diluted net income per share by $0.15.

In addition, during the Fourth Quarter of 2005, the Company increased its return reserve provision by approximately $10,867,000 primarily due to an increase in its estimated inventory of the Company’s products at the wholesalers and retailers as a result of additional actual product return experience in the first 4 months of 2006 and an increase in the rate of return for certain products. This resulted in an increase to the return reserve accrual by approximately $3,615,000. This additional provision decreased net income by approximately $6,650,000 and decreased basic and diluted net income per share by $0.41.

Fourth Quarter 2004 Adjustments (unaudited)

The Company recorded in the Fourth Quarter 2004, an increase in the Company’s return reserve as a result of a change in estimate. In summary, the change in estimate was a result of the execution of DSAs with two of the Company’s major wholesale customers in 2005 (but effective as of 2004), the Company’s obtaining customer inventory data from its four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in these customers’ market dynamics becoming evident during 2005, the Company having subsequent return visibility relating to 2004 and prior during 2005, and the Company having increased generic competition occurring in the Fourth Quarter 2004 and 2005. The increase in the Company’s reserves against sales during the Fourth Quarter 2004 resulted in a Fourth Quarter adjustment of $17,926,084, which decreased net sales by $17,926,084, net income by $10,916,985, basic net income per share of $0.70 and diluted net income per share of $0.59.

In addition, the Company recorded in the Fourth Quarter 2004, as discussed in Note I.6, an accrual of $1,750,000 for legal settlements and a reduction in the rebate liability of $1,154,438 due to the receipt of a written affirmation of a lower rebate owed from our customer.

The aggregate of the Fourth Quarter adjustments, noted above, decreased net income by $11,279,682, basic net income per share of $0.72 and diluted net income per share of $0.61.

SCHEDULE II

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(IN THOUSANDS)

Classification		Balance Beginning of Year	Additions (Deductions)	Charged to Costs and Expenses	Balance End of Year
2003	Allowance for doubtful accounts(1)	196	(24)	118	290
	Allowance for chargebacks and discounts(1)	1,488	(5,204)	5,057	1,341
	Allowance for rebates(2)	2,370	(3,225)	4,760	3,905
	Allowance for returns(2)	364	(1,906)	2,468	926

2004	Allowance for doubtful accounts(1)(3)	290	(474)	948	764
	Allowance for chargebacks and discounts(1)(3)	1,341	(5,200)	4,682	823
	Allowance for rebates(2)(3)	4,089	(4,836)	3,701	2,954
	Allowance for returns(2)(3)	926	(5,645)	28,794	24,075

2005	Allowance for doubtful accounts(1)	764	(666)	1,332	1,430
	Allowance for chargebacks and discounts(1)	823	(5,778)	5,412	457
	Allowance for rebates(2)	2,954	(6,545)	8,623	5,032
	Allowance for returns(2)	24,075	(17,976)	18,835	24,934

(1)	Shown as a reduction of accounts receivable

(2)	Included in accrued expenses

(3)	Included in the Additions/(Deductions) are the acquired Bioglan liabilities at August 10, 2004 of the following:

(i)	Allowance for doubtful accounts of 74

(ii)	Allowance for chargebacks and discounts of $183

(iii)	Allowance for rebates of $33

(iv)	Allowance for returns of $2,181

1