Form 10-Q
period 2006-03-31
BRADLEY PHARMACEUTICALS INC
filed 2006-06-23
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [_] Accelerated filer [ X ] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [ X ]

As of June 16, 2006, there were outstanding 16,845,084 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

BRADLEY PHARMACEUTICALS, INC.

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Income (unaudited) for the Three Months Ended
March 31, 2006 and 2005	5
Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
March 31, 2006 and 2005	6
Notes to the Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Submission of Matters to a Vote of Security Holders	51
Item 5. Other Information	51
Item 6. Exhibits	51
SIGNATURES	52
Certifications

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$ 16,671,008	$ 19,798,728
Accounts receivable, net	16,858,163	15,871,269
Inventories, net	7,510,700	6,895,208
Deferred tax assets	15,014,832	14,334,362
Prepaid expenses and other	2,171,346	1,493,867
Prepaid income taxes	6,863,528	6,653,425

Total current assets	65,089,577	65,046,859

Property and equipment, net	1,297,254	1,499,398
Intangible assets, net	149,019,162	151,354,333
Goodwill	27,478,307	27,478,307
Deferred financing costs	6,028,952	5,834,318
Restricted cash and investments	45,000,000	45,000,000
Other assets	16,229	16,229

Total assets	$293,929,481	$296,229,444

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 10,073,097	$ 9,075,781
Accounts payable	5,521,254	7,667,667
Accrued expenses	37,786,477	37,109,475

Total current liabilities	53,380,828	53,852,923

Long-term liabilities:
Long-term debt, less current maturities	66,010,375	69,011,998
Deferred tax liabilities	1,375,460	925,092

Total long-term liabilities	67,385,835	69,937,090
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
2,000,000; no shares issued	—	—
Common stock, $0.01 par value; authorized: 26,400,000
shares; issued and outstanding: 16,845,084 shares at
March 31, 2006 and 16,820,084 shares at December 31, 2005	168,451	168,201
Class B common stock, $0.01 par value; shares authorized:
900,000; issued and outstanding: 429,752 shares at
March 31, 2006 and at December 31, 2005	4,298	4,298
Additional paid-in capital	135,328,959	134,254,460
Retained earnings	40,956,959	41,309,602
Accumulated other comprehensive loss	(4,669)	(5,950)
Treasury stock — common stock — at cost; 877,058 shares at
March 31, 2006 and December 31, 2005	(3,291,180)	(3,291,180)

Total stockholders’ equity	173,162,818	172,439,431

Total liabilities and stockholders’ equity	$ 293,929,481	$ 296,229,444

(a)	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$ 34,753,358	$ 33,202,801
Cost of sales	5,005,649	5,041,400

	29,747,709	28,161,401

Selling, general and administrative	19,893,498	20,621,492
Research and development	5,262,724	256,904
Depreciation and amortization	2,550,178	2,472,074
Loss on investment	—	2,434
Interest expense	3,076,991	1,648,815
Interest income	(427,040)	(377,271)

	30,356,351	24,624,448

Income (loss) before income tax expense (benefit)	(608,642)	3,536,953
Income tax expense (benefit)	(256,000)	1,383,000

Net income (loss)	$ (352,642)	$ 2,153,953

Basic net income (loss) per common share	$ (0.02)	$ 0.13

Diluted net income (loss) per common share	$ (0.02)	$ 0.13

Shares used in computing basic net income (loss)
per common share	16,380,000	15,960,000

Shares used in computing diluted net income
(loss) per common share	16,380,000	18,180,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005 (a)
Cash flows from operating activities:
Net income (loss)	$ (352,642)	$ 2,153,953
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,550,178	2,472,074
Amortization of deferred financing costs	325,366	235,096
Deferred income taxes	(230,102)	1,295,164
Increase in allowance for doubtful accounts	712,628	137,210
Increase in return reserve	2,616,224	1,508,449
Increase (decrease) in inventory valuation reserve	(49,303)	331,866
Increase (decrease) in rebate reserve	(1,797,619)	524,246
Increase in fee-for-service	204,833	—
Non-cash share-based compensation expense	927,000	—
Loss on short-term investments	—	2,434
Changes in operating assets and liabilities:
Accounts receivable	(1,904,355)	2,191,588
Inventories	(566,189)	(962,087)
Prepaid expenses and other	(677,479)	(456,367)
Accounts payable	(2,146,413)	1,462,088
Accrued expenses	(141,603)	(1,974,846)
Prepaid income taxes	(210,103)	(161,836)

Net cash provided by (used in) operating activities	(739,580)	8,759,032
Cash flows from investing activities:
Sales (Purchases) of short-term investments- net	1,281	(4,883,344)

Acquisition costs	—	(39,875)
Purchases of property and equipment	(12,863)	(449,753)

Net cash used in investing activities	(11,582)	(5,372,972)
Cash flows from financing activities:
Payment of notes payable	(4,307)	(23,110)
Payment of term note	(2,000,000)	(3,750,000)
Proceeds from exercise of stock options and warrants	54,140	—
Tax benefit due to exercise of non-qualified options and warrants	93,609	—
Payment of deferred financing costs	(520,000)	—
Purchase of treasury shares	—	(208,805)
Distribution of treasury shares	—	32,888

Net cash used in financing activities	(2,376,558)	(3,949,027)

(Continued)

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF
CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005 (a)
Net decrease in cash and cash equivalents	(3,127,720)	(562,967)
Cash and cash equivalents at beginning of period	19,798,728	39,911,543

Cash and cash equivalents at end of period	$ 16,671,008	$ 39,348,576

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,745,494	$ 1,208,000

Income taxes	$ 97,329	$ 275,000

At March 31, 2006, the restricted cash and investments amounts include short-term investments of $29,960,868, see Note G.

During the three months ended March 31, 2006, the Company received $3,003,939 of proceeds from sales of short-term investments, which have been applied to restricted cash and investments.

(a) As restated, see Note C.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Bradley Pharmaceuticals, Inc. and Subsidiaries (the “Company”, “Bradley”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2006 and 2005.

        The accounting policies followed by the Company are set forth in Note A of the Company’s consolidated financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

        The results reported for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B – Adoption of New Accounting Standards

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin No. 107, issued in March 2005. SFAS No. 123R replaced SFAS No. 123, Stock-Based Compensation (“SFAS No. 123”), issued in 1995, and requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS No. 123, must also be recognized in the consolidated statement of income.

        Prior to January 1, 2006, we accounted for stock options under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, an elective accounting policy permitted by SFAS No. 123. Under this standard, since the exercise price of our stock options granted is set equal to or above the market price on the date of the grant, we did not record any expense to the condensed consolidated statement of income related to stock options. However, as required, we disclosed, in the Notes to Consolidated Financial Statements, the pro forma expense impact of the stock option grants as if we had applied the fair-value-based recognition provisions of SFAS No. 123.

        The adoption of SFAS No. 123R primarily impacted our accounting for stock options (See Note L, Incentive and Non-Qualified Stock Option Plan and Note K, Income Taxes).

NOTE C – Restatement in the Classification of Auction Rate Municipal Bonds

        During the Fourth Quarter of fiscal 2005, the Company restated its auction rate municipal bonds to short-term investments available for sale. Previously, such investments had been classified as cash and cash equivalents. This restatement results from recent interpretations regarding the application of FASB 95. The changed interpretation is based on the view that the legal maturity dates of these types of investments are generally outside the three-month term limitation specified in FASB 95. Previously, it was the Company’s view that auction rate securities satisfied the cash equivalents criteria of FASB 95 because of the short-term nature (i.e., less than 90 days) of reset periods available to investors. There is no impact from this restatement on the Company’s debt classification, working capital, net income (loss) or cash flows from operations or from financing activities. All amounts for prior periods have been restated to conform to this presentation. The Company made a corresponding adjustment of $12,990,829 to its Consolidated Statement of Cash Flows for the three months ended March 31, 2005, to reflect the net purchases of these securities as investing activities rather than as components of cash and cash equivalents.

NOTE D – Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is determined by dividing net income (loss) adjusted for applicable after-tax interest expense and related offsets from convertible notes by the weighted number of shares outstanding adjusted for dilutive common equivalent shares from stock options, warrants and convertible notes. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Basic shares	16,380,000	15,960,000
Dilution:
Stock options and warrants	—	370,000
Convertible notes	—	1,850,000

Diluted shares	16,380,000	18,180,000

Net income (loss), as reported	$ (352,642)	$ 2,153,953
After-tax interest expense and other from convertible notes	—	253,979

Adjusted net income (loss)	$ (352,642)	$ 2,407,932

Basic income (loss) per share	$ (0.02)	$ 0.13

Diluted income (loss) per share	$ (0.02)	$ 0.13

        Since we had a net loss for the three months ended March 31, 2006, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of stock options and warrants to purchase shares of common stock, totaling 120,000 shares, because the effect would be anti-dilutive.

        In addition to the stock options and warrants included in the above computation, options to purchase 1,572,169 shares and 677,085 shares of common stock at prices ranging from $12.09 to $27.12 and $12.86 to $27.12 per share were outstanding for purposes of calculating per share amounts for the three months ended March 31, 2006 and 2005, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock for the period and, therefore, their effect would be anti-dilutive.

        In connection with the closing of the Company’s $110 million credit facility on November 14, 2005, as discussed in more detail in Note P (the “New Facility”), the convertible notes have been extinguished and during the Fourth Quarter 2005 are no longer convertible into shares of common stock, and there are, starting in the Fourth Quarter 2005, 1,850,000 fewer shares of common stock reserved for issuance and outstanding on a fully diluted basis. In addition, since the convertible notes have been extinguished, the Company no longer has an adjustment for after-tax interest expense and other of approximately $254,000 per quarter in determining earnings per share on a fully diluted basis.

Note E – Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income (loss), such as net income (loss) and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Comprehensive income (loss):
Net income (loss)	$(352,642)	$2,153,953
Other comprehensive income:
Net unrealized income on available for sale
securities	1,281	37,679

Comprehensive income (loss)	$(351,361)	$2,191,632

Note F – Business Segment Information

        The Company’s two reportable segments are Doak Dermatologics (dermatology and podiatry), which includes the previously reported Bioglan Pharmaceuticals Corp. (dermatology), and Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other). Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; and Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology.

         The Company previously reported Bioglan Pharmaceuticals Corp. as a separate reportable segment. Effective January 1, 2006, based upon the following, the Company started to report both Bioglan Pharmaceuticals Corp. and Doak Dermatologics as a single reportable segment, Doak Dermatologics:

1.	Bioglan Pharmaceuticals Corp. is now operated and managed within one management group as Doak Dermatologics. Accordingly, Bioglan Pharmaceuticals Corp.’s chief operating decision maker does not regularly review its operating results in order to make decisions about resources to be allocated to Bioglan Pharmaceuticals Corp.

2.	Both Doak Dermatologics and Bioglan Pharmaceuticals Corp. have similar (a) types of products (dermatology and podiatry); (b) types of production processes (both are outsourced and have similar gross profit percentages); (c) classes of customers for their products (both are marketed to dermatologists and podiatrists); (d) methods used to distribute their products (both are distributed through the Company’s third party warehouse to primarily large drug wholesalers using the same sales force); and (e) types of regulatory environments.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The reportable segments are distinct business units with no inter-segment sales. The following information about the two segments is for the three months ended March 31, 2006 and 2005:
Three Months Ended
	March 31, 2006	March 31, 2005 (a)
Net sales:
* Doak Dermatologics	$ 29,402,821	$ 27,473,486
Kenwood Therapeutics	5,350,537	5,729,315

	$ 34,753,358	$ 33,202,801

Depreciation and amortization:
* Doak Dermatologics	$ 2,245,784	$ 2,165,318
Kenwood Therapeutics	304,394	306,756

	$ 2,550,178	$ 2,472,074

Income (loss) before income tax (benefit):
* Doak Dermatologics	$ (283,138)	$ 3,996,569
Kenwood Therapeutics	(325,504)	(459,616)

	$ (608,642)	$ 3,536,953

Income tax expense (benefit):
* Doak Dermatologics	$ (119,000)	$ 1,563,000
Kenwood Therapeutics	(137,000)	(180,000)

	$ (256,000)	$ 1,383,000

Net income (loss):
* Doak Dermatologics	$ (164,138)	$ 2,433,569
Kenwood Therapeutics	(188,504)	(279,616)

	$ (352,642)	$ 2,153,953

Geographic information (revenues):
* Doak Dermatologics
United States	$ 28,792,085	$ 26,513,475
Other countries	610,736	960,011

	$ 29,402,821	$ 27,473,486

Kenwood Therapeutics

United States	$ 5,223,934	$ 5,620,771
Other countries	126,603	108,544

	$ 5,350,537	$ 5,729,315

Net sales by category:
Dermatology and podiatry	$ 29,402,830	$ 27,473,486
Gastrointestinal	4,712,119	4,047,040
Respiratory	290,306	1,048,092
Nutritional	300,068	573,841
Other	48,035	60,342

	$ 34,753,358	$ 33,202,801

*Includes Bioglan Pharmaceuticals Corp.

(a) Certain amounts have been consolidated to be consistent with current period presentation.

        The basis of accounting that is used by the Company to record business segments’ sales and cost of goods sold has been recorded and allocated by each business segment’s identifiable products. The basis of accounting that is used by the Company to allocate operating expenses that relate to the segments is based upon the proportionate quarterly net sales of each segment. Accordingly, the allocation percentage used can differ between quarters and years depending on the segment’s proportionate share of net sales.

Note G – Short-Term Investments

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

        During the fourth quarter of 2005, the Company restated its presentation of its auction rate municipal bonds to short-term investments. Previously, such investments had been classified as cash equivalents. For more information, see Note C.

        The following is a summary of available-for-sale securities at March 31, 2006:

	Cost	Gross Unrealized Loss	Fair Value
Municipal bonds	$29,965,537	$4,669	$29,960,868
Total available-for-sale
securities	$29,965,537	$4,669	$29,960,868

        During the three months ended March 31, 2006 and March 31, 2005, the Company had gross realized losses on sales of available-for-sale securities of zero and

$2,434, respectively. The net adjustment to unrealized gains during the three months ended March 31, 2006 and March 31, 2005 on available-for-sale securities included in accumulated other comprehensive loss totaled $1,281 and $37,679, respectively. The Company views its available-for-sale securities as available for current operations.

        The Company had no held-to-maturity investments at March 31, 2006.

        The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2006, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$ 8,344	$ 8,433
Due after one year through two
years	—	—
Due after two years	29,957,193	29,952,435

Total	$29,965,537	$29,960,868

        As of March 31, 2006, the Company had a restriction on the ability to use its short-term investment arising from the $110 million credit facility (See Note P). The total amount of restricted cash and investments required by the $110 million credit facility is $45,000,000. The following table exhibits the application of the restriction on the short-term investments and cash at March 31, 2006.

Short-term investments	$29,960,868
Cash and cash equivalents	15,039,132

Restricted cash and investments	$45,000,000

Note H – Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 94% of gross trade accounts receivable at March 31, 2006 as follows: Cardinal 52%, McKesson 36%, and AmerisourceBergen Corporation 6%.

        In addition, the Company’s three largest customers accounted for 83% and 81% of the gross sales for the three months ended March 31, 2006 and 2005, respectively. The following table presents a summary of sales to these customers, who are wholesalers, during the three months ended March 31, 2006 and 2005 as a percentage of the Company’s total gross sales:

Customer*	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
AmerisourceBergen Corporation	12%	16%
Cardinal Health, Inc.	44%	39%
McKesson Corporation	27%	26%

Total	83%	81%

* No other customer had a percentage of the Company’s total gross sales greater than 5% during the three months ended March 31, 2006 and 2005.

        Accounts receivable balances at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Accounts receivable:
Trade	$19,484,403	$17,897,760
Other	970,903	612,034
Less allowances:
Chargebacks	125,537	134,886
Discounts	372,784	322,278
* Fee-for-service	955,796	750,963
Doubtful accounts	2,143,026	1,430,398

Accounts receivable, net of allowances	$16,858,163	$15,871,269

* Fee-for-service at March 31, 2006 includes $750,963 of fees incurred in the Fourth Quarter 2005, which were paid in the Second Quarter 2006.

        Trade receivables consist of sales of product primarily to wholesale customers. Other receivables primarily consist of a royalty due to the Company from Par Pharmaceuticals for the authorized generic version of ADOXA® 50mg and 100mg tablets.

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

        The Company records an estimate of the discount amount deducted from customer’s payments at the time of sale. Typically, the Company offers a 2% discount based upon prompt payments by the customer. Management estimates its reserves for discounts based upon historical discounts claimed. The amount of actual discounts claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company.

        The Company entered into Distribution and Service Agreements (“DSAs”) with two of its major customers, McKesson and Cardinal. DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service”

model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, the Company entered into DSAs with Cardinal and McKesson during 2005, which DSAs had effective dates during 2004. The terms of the DSAs require the Company to pay fees to Cardinal and McKesson which fees are offset by any price appreciation of the inventory that Cardinal and McKesson have on-hand and also by any discounts that the Company gives to Cardinal and McKesson for new product promotions. In return for this “fee,” Cardinal and McKesson are obligated to maintain their respective inventory levels of the Company’s products to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports. Based upon these DSAs, the Company owes, as of March 31, 2006, $955,796.

        The Company also maintains a provision for doubtful accounts, with respect to which the Company believes the probability of collecting accounts receivable is remote. Based upon specific analysis of the Company’s accounts, the Company maintains a reserve. The amount of actual customer defaults could differ (either higher or lower) in the near term from the amounts accrued by the Company.

Note I – Inventories

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

        Inventory balances at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Finished goods	$ 6,322,818	$ 5,877,815
Raw materials	2,470,032	2,348,846
Valuation reserve	(1,282,150)	(1,331,453)

Inventories, net	$ 7,510,700	$ 6,895,208

Note J – Accrued Expenses

        Accrued expenses balances at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Employee compensation	$ 1,732,833	$ 1,874,883
Rebate payable	295,809	55,504
Rebate liability	3,234,425	5,032,044
Deferred revenue	904,439	904,439
Return reserve	27,550,306	24,934,080
Legal settlement reserve	500,000	500,000
Royalty payable	1,454,774	1,427,895
Other	2,113,891	2,380,630

Accrued expenses	$37,786,477	$37,109,475

        The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company. The legal settlement reserve represents the Company’s estimate for potential legal settlements discussed in Note O.1.

        The Company records an estimate for returns at the time of sale. The Company’s return policy typically allows returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. These amounts are deducted from the Company’s gross sales to determine the Company’s net sales. The Company’s estimates take into consideration historical returns of a given product, product specific information provided by the Company’s customers and information obtained regarding the levels of inventory being held by the Company’s customers, as well as overall purchasing patterns by its customers. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience, including executing the Distribution Service Agreements (“DSAs”)

in 2005 (but effective as of 2004), obtaining customer inventory data from the Company’s largest customers, changing market dynamics of these customers, having subsequent return visibility and having increased generic competition. If the Company over or under estimates the level of sales that will ultimately be returned, there may be a material impact to the Company’s financial statements.

Note K – Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On March 31, 2006 and December 31, 2005, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective tax rate increased from 39% in 2005 to an estimated 42% in 2006 since expensing qualified (incentive) stock options results in a permanent tax difference.

        The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $1.1 million.

Note L – Incentive and Non-Qualified Stock Option Plan

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS No. 123, must also be recognized in the consolidated statement of income. The Company recorded share-based compensation expense of $927,000 for the three months ended March 31, 2006.

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note H.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A summary of the Company’s stock option activity during the three months ended March 31, 2006 and March 31, 2005 is as follows:

	2006				2005
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding, January 1	1,875,089	$13.76			1,389,792	10.64

Granted	26,900	12.77			—	—
Exercised	(25,000)	2.17			—	—
Canceled or forfeited	(66,780)	14.90			(6,250)	14.08

Outstanding, March 31	1,810,209	$13.87	8.60	1,818,087	1,383,542	10.63
Exercisable, March 31	733,818	$12.96	5.61	1,401,778	971,163	6.78

        There were 25,000 options exercised during the three month period ended March 31, 2006, the total intrinsic value of those options was $243,360. Additionally, the weighted average, grant date fair value of options granted during the three month period ended March 31, 2006 was approximately $7.15 per share using the Black-Scholes model.

        There were no options granted during the three months ended March 31, 2005. All options issued during the three months ended March 31, 2006 were at or above the market price on the date of grant. The fair value of each option grant for the three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.6	0%
Expected option life in years	4.5	0
Expected stock price volatility	65.0%
Expected dividend yield	0.0%

1. Impact on Net Income (Loss)

        Our net income (loss) for the first quarter of 2006 and 2005 includes $927,000 and $0 of total compensation cost for share-based payment arrangements ($824,000 and $0 net of tax), which was charged to selling, general and administrative expense.

        The impact of share-based compensation expense on the Statements of Income is as follows:

	Three Months Ended March 31,
	2006	2005
Net income before tax expense and share-based compensation
expense	$ 318,358	$ 3,536,953
Share-based compensation expense	(927,000)	—

Net income (loss) before income tax (benefit) expense	$ (608,642)	$ 3,536,953

Net income before share-based compensation expense	$ 471,358	$ 2,153,953
Share-based compensation expense (net of tax)	(824,000)	—

Net income (loss)	$ (352,642)	$ 2,153,953

Net income (loss) per share:
Basic income (loss) per share before share-based	$ 0.03	$ 0.13
compensation expense
Share-based compensation expense	(0.05)	0.00

Basic income (loss) per share	$ (0.02)	$ 0.13

Diluted income (loss) per share before share-based	0.03	$ 0.13
compensation expense
Share-based compensation expense	$ (0.05)	0.00

Diluted income (loss) per share	$ (0.02)	$ 0.13

        The following table shows the effect on results for the first quarter of 2005, as it compares to the first quarter of 2006, as if we had applied the fair-value-based recognition provisions of SFAS No. 123R to measure stock-based compensation expense for the option grants:

	Three Months Ended March 31,
	2006	2005 (a)
Net income (loss), as reported	$(352,642)	$ 2,153,953
Deduct: Total share-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	—	(435,700)

Pro forma net income (loss) for basic computation	$(352,642)	$ 1,718,253

Net income (loss), as reported	$(352,642)	$ 2,153,953
Deduct: Total share-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	—	(435,700)
Add: After-tax interest expense and other from 4% convertible
senior subordinated notes due 2013	—	253,979

Pro forma net income (loss) for diluted computation	$(352,642)	$ 1,972,232

Net income (loss) per share:
Basic- as reported	$ (0.02)	$ 0.13

Basic- pro forma	$ (0.02)	0.11

Diluted- as reported	$ (0.02)	$ 0.13

Diluted- pro forma	$ (0.02)	$ 0.11

(a)	Amounts have been adjusted to reflect the provisions of SFAS No. 123R to conform to current presentation.

2. Impact on Cash Flows

        Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company realized a tax benefit from the exercise of stock options during the three months ended March 31, 2006 of $93,609.

3. Impact on Income Taxes

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective tax rate increased from 39% in 2005 to an estimated 42% in 2006 since expensing qualified (incentive) stock options results in a permanent tax difference.

        Unvested options as of March 31, 2006, and changes in such options during the three month period then ended are summarized below:

	Number of Options	Weighted Average Exercise Price
Unvested Balance, January 1, 2006	1,107,256	14.71
Granted	26,900	12.77
Vested	(13,838)	23.91
Canceled or forfeited	(43,927)	16.42

Unvested Balance, March 31, 2006	1,076,391	14.48

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of March 31, 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans is $8,087,000. This expense will be recognized over a weighted average period of 33 months, assuming no changes to the und,erlying assumptions.

        The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company’s prior pro-forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, expected volatility of the Company’s stock, the risk free rate of return, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of vesting periods. The expected volatility is derived from the historical volatility of the Company’s stock on the secondary markets. The risk-free interest rate is the yield from a treasury bond corresponding to the expected term of the option. Option forfeiture rates are based on the Company’s historical forfeiture rates. The Company has not paid dividends and does not expect to pay dividends in the near future.

Note M – Related Party Transactions

Transactions With Shareholders and Officers

        The Company leases approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional five years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $143,922 and $138,416 for the three months ended March 31, 2006 and 2005, respectively.

Note N – Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123“), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25“). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delayed the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123R in the first interim period of fiscal 2006 using the modified prospective method, See Note L.

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

Note O – Commitments & Contingencies

1. Legal Proceedings

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

Shareholder Lawsuits

        The Company, along with certain of the Company’s officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed their initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Discovery in the federal securities class action lawsuit has not yet been scheduled.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company disputes the allegations in the state shareholder derivative lawsuit and intends to move to dismiss the consolidated amended derivative complaint in its entirety.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. This action alleges breach of fiduciary duties arising out of the SEC inquiry and the restatement of the Company’s financial results for the quarter ended September 30, 2004 and violations of Delaware law regarding annual meetings. Plaintiffs seek an unspecified amount of damages and attorneys’ fees and an order compelling the Company to schedule an Annual Meeting of Stockholders. The Company and the other defendants filed a motion to dismiss the derivative claim in this action on June 16, 2006. After the Company sent a notice to stockholders that it has scheduled its 2006 Annual Meeting of Stockholders for July 18, 2006 (which Annual Meeting, the Company announced, has been rescheduled), the plaintiff in this lawsuit consented to the dismissal without prejudice of its claim under Delaware law relating to the failure to hold an annual meeting. The parties filed a stipulation on June 15, 2006 requesting that the Court enter the order of dismissal. The Company expects to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of the Company’s management’s time and attention.

SEC Inquiry

        In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company’s stock price. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of the Company’s management team from normal business operations.

Shareholders Initiatives

        The Company received a letter, dated June 15, 2006, from a holder of approximately 9.1% of the Company’s outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of the Company’s 2006 Annual Meeting and the election of directors at that meeting.

        While the Company disagrees with the assertions set forth in the letter, in an effort to avoid the cost and burden of litigation, the Company has rescheduled its Annual Meeting originally scheduled to occur on July 18, 2006. The Company has also reduced the number of directors constituting its Board of Directors from nine to eight members, effective as of the date of the rescheduled Annual Meeting. At the rescheduled Annual Meeting, the holders of the Company’s common stock voting separately as a class will be entitled to elect three directors and the holders of the Company’s Class B common stock voting separately as a class will be entitled to elect five directors, consistent with the Company’s Certificate of Incorporation and By-Laws.

        On June 21, 2006, this shareholder filed a complaint against the Company in the United States District Court for the District of Massachusetts. The complaint seeks the relief described and requested in the shareholder’s June 15, 2006 letter.

        The Company believes the complaint is moot in light of the actions the Company has taken described above.

        Shareholders who wish to submit proposals to be considered, or to nominate Directors, at the rescheduled 2006 Annual Meeting must submit their proposals to the Company at its offices located at 383 Route 46 West, Fairfield, New Jersey on or before July 24, 2006.

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

2. Collaboration and License Agreement

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

        In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5,000,000 research and development payment during the First Quarter 2006. Additionally, if a product having an external genital wart and perianal wart indication to be applied three times per day (the “EGW Indication”) receives final regulatory approval, the Company will pay MediGene a milestone payment which, when added to the $5,000,000 already paid, will bring the aggregate milestones payable with respect to the EGW Indication to $19,000,000. The Agreement also contemplates additional milestone payments which, when added to the milestones payable with respect to the EGW Indication, could aggregate to a maximum of approximately $69,000,000. These milestones are dependent upon specific achievements in the product development and regulatory approval process of products under the Agreement for indications other than the EGW Indication (which could aggregate to a maximum of approximately $19,000,000 in milestones) and also based upon the Company’s net sales of all products under the Agreement, including sales relating to the EGW Indication (which could aggregate to a maximum of approximately $31,000,000 in milestones). In addition to these payments, the Company will also pay MediGene, with respect to each product, a product royalty based on a percentage (in the mid-teens) of net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. Thereafter, MediGene is entitled to a trademark royalty based on a percentage (in the low single digits) of net sales.

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

Note P - Senior Credit Facility

        On November 14, 2005, the Company entered into a new $110 million credit facility, or the New Facility, with a syndicate of lenders again led by Wachovia Bank. The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. The New Facility was subsequently amended on January 26, 2006 and May 15, 2006, as described below.

        Amounts outstanding under the New Facility accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit. At March 31, 2006, the effective interest rate accrued by the Company was 8.35%.

        The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits our ability to declare and pay cash dividends.

        On January 3, 2006, the Company received a notice from the administrative agent under the New Facility stating that the Company was in default under the New Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 by December 31, 2005. On January 26, 2006, the Company received a waiver of these defaults from its lenders under the New Facility. In connection with this waiver, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by the Company during 2005 in connection with the restatement of the Company’ Third Quarter 2004 financial statements, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with the Company’s elimination of debt during 2005 under the Old Facility and the Notes), satisfy the leverage ratio and fixed charge coverage ratio tests beginning with the fiscal quarter ended December 31, 2005 and pay to them waiver, amendment and arrangement fees of $520,000 in the aggregate. In addition, the Company agreed with its lenders that until the Company files its Quarterly Reports on Form 10-Q for the quarters ended March 31,

2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, the Company will increase, from $25 million to $45 million, the amount of restricted cash and investments it will maintain at all times on its balance sheet, not incur any borrowings under the revolving credit line portion of its New Facility and provide them with monthly cash reports. The Company’s lenders ceased their accrual of default interest under the New Facility concurrently with their delivery to the Company of the waiver.

        As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, the Company triggered a default under the New Facility. On May 15, 2006, the Company received a waiver of this default from its lenders under the New Facility. In connection with this waiver, which also allowed the Company to continue outstanding LIBOR Rate Loans under the New Facility, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, the Company’s lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining the Company’s restricted cash and investments (which until the Company files its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrates compliance with the financial covenants in the New Facility, must be at least $45 million), allowing the Company to deliver to the lenders under the New Facility the Company’s 2006 annual budget by June 30, 2006 and allowing the Company to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of the Company’s initial $5 million payment to Medigene that the Company classified as an expense in accordance with GAAP. The Company’s lenders acknowledged that provided the Company file its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, the Company would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning May 1, 2006. The Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 19, 2006.

        As of May 31, 2006, the Company has $76 million in borrowings under the New Facility’s term loan outstanding, no amounts under the New Facility’s revolving line of credit outstanding and approximately $70 million in cash and cash equivalents, short-term investments and restricted cash and investments.

        As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006 and May 15, 2006, the Company has classified as long-term liability $66 million that would have otherwise been shown as current as a result of the default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included in our Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or contained or incorporated by reference in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

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

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

        Doak Dermatologics promotes our branded dermatologic and podiatric products, including our ADOXA®, SOLARAZE®, KERALAC™, ZODERM®, LIDAMANTLE®, ROSULA®, ZONALON® and SELSEB® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 132 representatives as of May 1, 2006. Kenwood Therapeutics promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA-Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of 47 representatives as of May 1, 2006. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

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

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG. Under the Agreement, MediGene has granted us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including but not limited to external genital warts, perianal warts and actinic keratosis. In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5 million research and development payment during the First Quarter 2006.

Recent Developments

        We received a letter, dated June 15, 2006, from a holder of approximately 9.1% of our outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of our 2006 Annual Meeting and the election of directors at that meeting.

        While we disagree with the assertions set forth in the letter, in an effort to avoid the cost and burden of litigation, we have rescheduled our Annual Meeting originally scheduled to occur on July 18, 2006. We have also reduced the number of directors constituting our Board of Directors from nine to eight members, effective as of the date of the rescheduled Annual Meeting. At the rescheduled Annual Meeting, the holders of our common stock voting separately as a class will be entitled to elect three directors and the holders of our Class B common stock voting separately as a class will be entitled to elect five directors, consistent with our Certificate of Incorporation and By-Laws.

        On June 21, 2006, this shareholder filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint seeks the relief described and requested in the shareholder's June 15, 2006 letter.

        We believe the complaint is moot in light of the actions we have taken described above.

        Shareholders who wish to submit proposals to be considered at the rescheduled 2006 Annual Meeting or to nominate directors must submit their proposals to us at our offices located at 383 Route 46 West, Fairfield, New Jersey on or before July 24, 2006.

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Net sales	100%	100%
Gross profit	85.6%	84.8%
Operating expenses	79.7%	70.3%
Operating income	5.9%	14.5%
Interest income	1.2%	1.1%
Interest expense	8.9%	4.9%
Income tax expense (benefit)	(0.7)%	4.2%

Net income (loss)	(1.0)%	6.5%

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

        NET SALES for the three months ended March 31, 2006 were $34,753,000, representing an increase of $1,551,000, or approximately 4.7%, from $33,203,000 for the three months ended March 31, 2005. The following table sets forth certain net sales data for the periods indicated.

	Quarter Ended March 31,
Therapeutic Category by Company	2006	2005	Increase/(Decrease)
Dermatology & Podiatry *
Doak Dermatologics *
Keratolytic	$ 5,935,252	$ 5,896,947	$ 38,305
Acne/Roseaca *	15,396,365	17,240,040	(1,843,675)
Actinic Keratoses *	4,106,572	1,628,650	2,477,922
Anesthetics *	1,412,735	1,133,742	278,993
Scalp	391,910	288,790	103,120
Cosmeceuticals *	1,138,016	1,257,115	(119,099)
Authorized Generic *	966,171	—	966,171
Other	55,800	28,202	27,598

Total Doak Dermatologics (Total Dermatology & Podiatry)	29,402,821	27,473,486	1,929,335

Kenwood Therapeutics
Gastrointestinal	4,712,119	4,047,042	665,077
Respiratory	290,300	1,048,092	(757,792)
Nutritional	300,068	573,841	(273,773)
Other	48,050	60,340	(12,290)

Total Kenwood Therapeutics	5,350,537	5,729,315	(378,778)

Total Bradley Pharmaceuticals, Inc.	$34,753,358	$33,202,801	$ 1,550,557

* Includes Bioglan Pharmaceuticals Corp.

        For the three months ended March 31, 2006, Doak Dermatologics’ Net Sales were $29,403,000, representing an increase of $1,929,000, or approximately 7%, from $27,473,000 for the three months ended March 31, 2005. The increase in Net Sales was led by the actinic keratoses line of products of $2,478,000 and authorized generics of $966,000, which were partially offset by a decline in the acne/rosacea line of products of $1,844,000. The actinic keratoses products’ increase was solely led by an increase in SOLARAZE® of $2,478,000 and the authorized generics’ increase of $966,000 was from our authorized generic agreement with Par Pharmaceuticals, Inc. The acne/rosacea decrease was led by a decline in ADOXA® 50mg, 75mg and 100mg tablets, due to generic competition, of $5,695,000, ROSULA® AQUEOUS GEL of $1,017,000 and ZODERM® of $328,000, which was partially offset by an increase in ADOXA® 150mg tablets (launched in the Fourth Quarter 2005) of $5,436,000. The keratolytic line of products had a decrease in CARMOL® products of $1,267,000, KERALAC® Cream of $690,000, KERALAC® Lotion of $1,077,000 and KERALAC® GEL of $1,160,000. The decrease in the keratolytic line was offset by increases in KERALAC® NAILSTICK (launched in the Third Quarter 2005) of $2,409,000 and KERALAC® Ointment (launched in the Fourth Quarter 2005) of $1,839,000.

        For the three months ended March 31, 2006, Kenwood Therapeutics’ Net Sales were $5,351,000, representing a decrease of $379,000, or approximately 7%, from $5,729,000 for the three months ended March 31, 2005. The decrease in Net Sales was led by the respiratory line of products of $758,000, which was partially offset by an increase in the gastroenterology line of products of $665,000. The respiratory products’ decrease was led by declines in DECONAMINE® of $503,000 and TYZINE® of $202,000. The increase in the gastroenterology line was led by an increase in ANAMANTLE® HC FORTE (launched in the Third Quarter 2005) of $1,886,000, which was partially offset by a decline in ANAMANTLE® HC 14 of $507,000, ANAMANTLE® HC CREAM KIT of $610,000 and PAMINE® of $465,000.

        Net Sales during the First Quarter 2006 were negatively impacted primarily by an increase in generic or therapeutically equivalent products competing on price. In particular, the First Quarter 2006 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC™ GEL and LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERLAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005) and the recently announced threat of generic competition for ADOXA ® 75mg tablets. As a result of the generic competition noted above, we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.

        As noted above, some of the increases in our Net Sales for the First Quarter 2006 were the result of new product launches. Further, some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of March 31, 2006, we had $323,000 of orders on backorder as a result of us being out of stock, which were subsequently shipped and recognized in the Second Quarter 2006.

        Our gross prescription demand, based upon information received from Wolters Kluwer, for the First Quarter 2006, was approximately $48 million. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the First Quarter 2006, were approximately $45 million. The approximate $3 million difference between gross prescription demand and our gross prescription sales was primarily due to timing of customer purchases and Wolters Kluwer’s gross prescription demand was calculated based upon retail sale values.

        The following table summarizes the changes in the return reserve during the three months ended March 31:

	2006	2005
Return reserve at January 1,	$ 24,934,082	$ 24,074,511
Product returns	(6,022,757)	(3,231,665)
Provision	8,638,981	4,740,114

Return reserve at March 31,	$ 27,550,306	$ 25,582,960

        As of March 31, 2006, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.4 months. After applying the March 31, 2006 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.6 months.

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

        COST OF SALES for the three months ended March 31, 2006 were $5,006,000, representing a decrease of $36,000, or approximately 0.7%, from $5,041,000 for the three months ended March 31, 2005. The gross profit percentage for the three months ended March 31, 2006 of approximately 86% was relatively flat in comparison to the same period of the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2006 were $19,893,000, representing a decrease of $728,000, or 3.5%, compared to $20,621,000 for the same period in the prior year. The decrease in selling, general and administrative expenses reflects decreased spending on advertising and promotional costs, and professional fees primarily related to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The decrease was partially offset by a share-based compensation expense of $927,000 related to the adoption of SFAS No. 123R. The following table sets forth the increase (decrease) in certain expenditures:

Change from the Three Months Ended March 31, 2006 in Comparison to March 31, 2005
Advertising and Promotional Costs	(1,788,000)
Professional Fees	(1,273,000)
Share-Based Compensation Expense	927,000
Other	1,406,000

        During the three months ended March 31, 2005, the Company expensed $1,433,000 in professional fees relating to the SEC inquiry and the restatement of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 57.2% for the three months ended March 31, 2006, representing a decrease of 4.9% compared to 62.1% for the same period the prior year. The decrease in the percentage was primarily a result of decreased spending on sales and marketing and professional fees without the proportionate decrease in Net Sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 2006 were $2,550,000, representing an increase of $78,000 from $2,472,000 for the three months ended March 31, 2005.

        RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 2006 were $5,263,000, representing an increase of $5,006,000, or 1,948.5%, compared to $257,000 for the same period in the prior year. The increase in research and development expenses primarily relates to a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006.

        LOSS ON INVESTMENT for the three months ended March 31, 2006 was zero, in comparison to $2,000 in the same period of the prior year.

        INTEREST INCOME for the three months ended March 31, 2006 was $427,000, representing an increase of $50,000 from the three months ended March 31, 2005.

        INTEREST EXPENSE for the three months ended March 31, 2006 was $3,077,000, representing an increase of $1,428,000 from the three months ended March 31, 2005. The increase in the interest expense was a result of our entering into the $110 million New Facility in November 2005, which has a higher interest rate than our previous credit facility.

        INCOME TAX EXPENSE (BENEFIT) for the three months ended March 31, 2006 was ($256,000), representing a decrease of $1,639,000 from $1,383,000 for the three months ended March 31, 2005. The decrease in income tax expense was due to a decrease in income before income tax expense. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2006 was approximately 42%. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2005 was approximately 39%. The increase in the effective tax rate was due to the adoption of SFAS No. 123R, which results in a permanent tax difference when expensing qualified (incentive) stock options.

        NET INCOME (LOSS) for the three months ended March 31, 2006 was ($353,000), representing a decrease of $2,507,000, or 116.4%, from $2,154,000 for the three months ended March 31, 2005. Net income (loss) as a percentage of Net Sales for the three months ended March 31, 2006 was (1.0)%, representing a decrease of 7.5% compared to 6.5% for the three months ended March 31, 2005. The decrease in net income (loss) in the aggregate was principally due to a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006 and an increase in our interest expense, partially offset by an increase in Net Sales and a decrease in selling, general and administrative expenses.

        Doak’s net loss for the three months ended March 31, 2006 was ($164,000), representing a decrease of $2,598,000, from net income of $2,434,000 for the three months ended March 31, 2005. Kenwood’s net loss for the three months ended March 31, 2006 was ($189,000), representing an increase of $91,000, from a net loss of ($280,000) for the three months ended March 31, 2005.

Off Balance Sheet Arrangements

As of March 31, 2006, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delayed the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. We have adopted SFAS No. 123R in the first interim period of fiscal 2006 using the modified prospective method, see Note L to the Consolidated Financial Statements.

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments were $61,671,000 at March 31, 2006 and $64,799,000 at December 31, 2005. Cash used in operating activities for the three months ended March 31, 2006 was $740,000. The uses of cash primarily resulted from net loss of $353,000 (including a $5,000,000 research and development payment to Medigene) plus a decrease in the rebate reserve of $1,798,000, primarily attributable to a shift of patient medical coverage from Medicaid to Medicare Part D, effective January 1, 2006, which has a lower rebate; a decrease in the inventory valuation reserve of $49,000; a decrease of deferred tax assets of $230,000; an increase in accounts receivable of $1,904,000; an increase in inventories of $566,000; an increase in prepaid expenses and other of $677,000; a decrease in accounts payable of $2,146,000 due to timing of vendor payments; an increase in prepaid income taxes of $210,000; and a decrease in accrued expenses of $142,000. The uses of cash were partially offset by non-cash charges for depreciation and amortization of $2,550,000; non-cash charges for amortization of deferred financing costs of $325,000; non-cash share based compensation expense of $927,000; an increase in allowance for doubtful accounts of $713,000, primarily due to an increase in customer short payments; an increase in the return reserve of $2,616,000, primarily due to applying the current product historic return rate to First Quarter 2006 gross sales and the recently announced potential generic competition for ADOXA® 75mg tablets; and the accruing of $205,000 for fee-for-service under a DSA relating to the First Quarter 2006.

        Cash used in investing activities for the three months ended March 31, 2006 was $12,000, primarily from the purchase of property and equipment.

        Cash used in financing activities for the three months ended March 31, 2006 was $2,377,000, resulting from the payment of the scheduled $110 million New Facility’s term note of $2,000,000; payment of notes payable of $4,000; and payment of deferred financing costs associated with the $110 million New Facility of $520,000; partially offset by proceeds from the exercise of stock options of $54,000 and a tax benefit due to exercise of non-qualified options of $94,000.

        On November 14, 2005, we entered into a new $110 million credit facility (the “New Facility”) with a syndicate of lenders led by Wachovia Bank. Our New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The

New Facility’s term loan and revolver both mature on November 14, 2010 and are secured by a lien upon substantially all of our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries.

        As of March 31, 2006, we had $30 million unused under the New Facility’s revolving line of credit, $76 million under the New Facility’s term loan was outstanding and no amounts under the revolving line of credit were outstanding. As of May 31, 2006, we have $76 million in borrowings under the New Facility’s term loan outstanding, no amounts under the New Facility’s revolving line of credit outstanding and no defaults under the New Facility. In addition, as of May 31, 2006, we had approximately $70 million in cash and cash equivalents, short-term investments and restricted cash and investments. Amounts outstanding under the New Facility accrue interest at our choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

        The financial covenants under the New Facility require that we maintain (i) a leverage ratio (which is a ratio of funded debt of us and our subsidiaries to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25 million of unrestricted cash and cash equivalents on our balance sheet at all times. Further, the New Facility limits our ability to declare and pay cash dividends.

        As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, we triggered a default under the New Facility. On May 15, 2006, we received a waiver of this default from our lenders under the New Facility. In connection with this waiver, which also allowed us to continue outstanding LIBOR Rate Loans under the New Facility, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, our lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining our restricted cash and investments (which until we file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrate compliance with the financial covenants in the New Facility, must be at least $45 million), allowing us to deliver to the lenders under the New Facility our 2006 annual budget by June 30, 2006 and allowing us to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of our initial $5 million payment to Medigene that we classified as an expense in accordance with GAAP. Our lenders acknowledged that provided we file our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, we would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning May 1, 2006. We filed our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 19, 2006.

        As of March 31, 2006, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	$110 million Senior Credit Facility	Other Debt	Minimum Inventory Purchases(b)
April 1, 2006 to
December 31, 2006	$1,438,054	$ 10,999	$ 7,000,000	$ 60,085	$1,146,733
Fiscal 2007	1,708,494	6,608	13,000,000	—	1,000,000
Fiscal 2008	1,341,139	5,925	17,000,000	—	1,100,000
Fiscal 2009	814,043	—	21,000,000	—	—
Fiscal 2010	41,983	—	18,000,000	—	—
Thereafter	—	—	—	—	—

	$5,343,713	$ 23,532	$76,000,000	$ 60,085	$3,246,733

(a)	Lease amounts include interest and minimum lease payments.
(b)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note I.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2005.

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

        Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used around its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales, which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net sales. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience, including executing the DSAs in 2005 (but effective as of 2004), obtaining customer inventory data for our largest customers, changing market dynamics of these customers, having subsequent return visibility, and having increased generic competition. If we over or under estimate the level of sales, that will ultimately be returned, there may be a material impact to our financial statements.

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

        As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on our financial statements. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2005 and noted that no impairment existed.

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2006 and December 31, 2005, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the period from our fiscal year end, December 31, 2005, to the end of our first fiscal quarter, March 31, 2006, there have been no material changes in the information previously provided under “Part II, Item 7A: Qualitative and Quantitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

        In connection with the preparation of the Form 10-Q for the period ended March 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2005 Form 10-K (the “2005 Form 10-K”) and outlined below. To date, the material weaknesses identified in the 2005 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

        As disclosed in the 2005 Form 10-K, management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005:

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

Remediation Steps to Address Material Weaknesses

        As described below, through March 31, 2006, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2005 Form 10-K.

       Information Technology Controls

•	Implement controls, policies and procedures within our information technology department over the monitoring and management of computer systems access rights, as well as documentation and approvals of programming change requests and approval of the programming changes.

       Financial Closing Process

•	Creating and filling a new Director of Finance position. The Director of Finance is responsible for overseeing the financial closing process;
•	Recruitment of additional personnel with accounting and finance backgrounds;
•	Changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Changes in Internal Control Over Financial Reporting

        No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Shareholder Lawsuits

        We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. We and the individual defendants filed our initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2005, the Court issued an order denying our motion to dismiss the federal securities class action lawsuit. We continue to dispute the allegations set forth in the class action lawsuit and intend to vigorously defend ourself. Discovery in the federal securities class action lawsuit has not yet been scheduled.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey and stayed in their entirety pending a decision on the motion to dismiss the consolidated federal securities class action lawsuit. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. We dispute the allegations in the state shareholder derivative lawsuit and intend to move to dismiss the consolidated amended derivative complaint in its entirety.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against us and certain of our officers and directors. Service of process in this matter was accepted by us and the other defendants on April 26, 2006. This action alleges breach of fiduciary duties arising out of the SEC inquiry and the restatement of our financial results for the quarter ended September 30, 2004 and violations of Delaware law regarding annual meetings. Plaintiffs seek an unspecified amount of damages and attorneys’ fees and an order compelling us to schedule an Annual Meeting of Stockholders. We and the other defendants filed a motion to dismiss the derivative claim in this action on June 16, 2006. After we sent a notice to stockholders that we have scheduled our 2006 Annual Meeting of Stockholders for July 18, 2006 (which Annual Meeting, the Company announced, has been rescheduled), plaintiff in this lawsuit consented to the dismissal without prejudice of its claim under Delaware law relating to the failure to hold an annual meeting. The parties filed a stipulation on June 15, 2006 requesting that the Court enter the order of dismissal.

        We expect to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of our management’s time and attention.

SEC Inquiry

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry relating to us to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. Since we cannot predict the outcome of this matter and its impact on us, we have made no provision relating to this matter in our financial statements. In addition, we expect to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of our management team from normal business operations.

Shareholders Initiatives

        We received a letter, dated June 15, 2006, from a holder of approximately 9.1% of our outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of our 2006 Annual Meeting and the election of directors at that meeting.

        While we disagree with the assertions set forth in the letter, in an effort to avoid the cost and burden of litigation, we have rescheduled our Annual Meeting originally scheduled to occur on July 18, 2006. We have also reduced the number of directors constituting our Board of Directors from nine to eight members, effective as of the date of the rescheduled Annual Meeting. At the rescheduled Annual Meeting, the holders of our common stock voting separately as a class will be entitled to elect three directors and the holders of our Class B common stock voting separately as a class will be entitled to elect five directors, consistent with our Certificate of Incorporation and By-Laws.

        On June 21, 2006, this shareholder filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint seeks the relief described and requested in the shareholder’s June 15, 2006 letter.

        We believe the complaint is moot in light of the actions we have taken described above.

        Shareholders who wish to submit proposals to be considered, or to nominate Directors, at the rescheduled 2006 Annual Meeting must submit their proposals to us at our offices located at 383 Route 46 West, Fairfield, New Jersey on or before July 24, 2006.

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

Item 1A. Risk Factors

Controversies or proceedings arising out of proposed shareholder initiatives could cause us to incur substantial costs and divert management’s attention and resources.

        We received a letter from a holder of approximately 9.1% of our outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of our 2006 Annual Meeting and the election of directors at that meeting. In addition, on June 21, 2006, that shareholder also filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint seeks the relief described and requested in its June 15, 2006 letter.

        We have retained the services of various professionals to advise us on this matter, the costs of which may impact our future financial results. In addition, the uncertainty created by this or similar shareholder action could be disruptive to our operations, distract management, negatively impact our ability to attract and retain customers and could have a material adverse affect on our business, financial condition and results of operations.

We believe any related risk of not having three years of audited financial statements that incorporate the results of operations of Bioglan Pharmaceuticals Corp. is now not material.

        As a result of our filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2005, we now have three years of audited financial statements that incorporate the results of operations of Bioglan Pharmaceuticals Corp. Therefore, we currently believe any related risk of not having three years of audited financial statements that incorporate the results of operations of Bioglan Pharmaceuticals Corp. stated in our Annual Report on Form 10-K for the year ended December 31, 2005 is now not material.

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our common stock since January 1, 20051:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan
January 1, 2005 to
January 31, 2005	14,000	$14.91	36,000	$7,377,290
February 1, 2005 to
March 31, 2006	—	N/A	—	$7,377,290

[1]	During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

Item 3. Defaults Upon Senior Securities

        As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, we triggered a default under the $110 million New Facility. On May 15, 2006, we received a waiver of this default from our lenders under our New Facility. In connection with this waiver, which also allowed us to continue outstanding LIBOR Rate Loans under the New Facility, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, our lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining our minimum cash balance (which, until we file our Quarterly Report on

Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrate compliance with the financial covenants in the New Facility, must be at least $45 million), allowing us to deliver to the lenders our 2006 annual budget by June 30, 2006 and allowing us to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of our initial $5 million payment to MediGene that we classify as an expense in accordance with GAAP. Our lenders acknowledged that provided we file our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, we would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning on May 1, 2006. The Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 19, 2006.

        As of May 31, 2006, the Company has $76 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

BRADLEY PHARMACEUTICALS, INC.
(REGISTRANT)

Date: June 23, 2006	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: June 23, 2006	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

