Form 10-Q/A
period 2006-03-31
BRADLEY PHARMACEUTICALS INC
filed 2006-07-19
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [ X ]

As of June 16, 2006, there were outstanding 16,845,084 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

EXPLANATORY STATEMENT

As disclosed in the Company’s Current Report on Form 8-K dated July 19, 2006, the Company is restating its financial statements for the three months ended March 31, 2006 to correct an accounting error.

This Amendment No. 1 to Bradley Pharmaceuticals Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (the “Original Filing”) is being filed to restate the Company’s Consolidated Financial Statements, as described in Note B to the Consolidated Financial Statements, to reduce interest expense by approximately $963,000. This restatement is a result of the Company mistakenly accruing, as of March 31,2006, interest expense which was actually already recorded and paid during the quarter ended March 31, 2006. The restated presentation has no effect on the “Net cash provided by operating activities” in such Consolidated Statements of Cash Flows in Part I. In addition to the restatement of previously issued Consolidated Financial Statements, the Results of Operations and Liquidity and Capital Resources sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A (Amendment No. 1) have also been restated to reflect the reduction in interest expense. Further, “Part I., Item 4. Controls and Procedures” and “Part II., Item 1A. Risk Factors” have been revised to include a discussion of this restatement.

Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A (Amendment No. 1) as Exhibits 31.1, 31.2, 32.1 and 32.2.

BRADLEY PHARMACEUTICALS, INC.

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (restated) as of March 31, 2006 (unaudited) and
December 31, 2005	4
Consolidated Statements of Income (unaudited) (restated) for the Three Months
Ended March 31, 2006 and 2005	6
Consolidated Statements of Cash Flows (unaudited) (restated) for the Three Months
Ended March 31, 2006 and 2005	7
Notes to the Consolidated Financial Statements (restated)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 4. Submission of Matters to a Vote of Security Holders	58
Item 5. Other Information	58
Item 6. Exhibits	58
SIGNATURES	59
CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	Restated (unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$ 16,671,008	$ 19,798,728
Accounts receivable, net	16,858,163	15,871,269
Inventories, net	7,510,700	6,895,208
Deferred tax assets	15,014,832	14,334,362
Prepaid expenses and other	2,171,346	1,493,867
Prepaid income taxes	6,458,528	6,653,425

Total current assets	64,684,577	65,046,859

Property and equipment, net	1,297,254	1,499,398
Intangible assets, net	149,019,162	151,354,333
Goodwill	27,478,307	27,478,307
Deferred financing costs	6,028,952	5,834,318
Restricted cash and investments	45,000,000	45,000,000
Other assets	16,229	16,229

Total assets	$293,524,481	$296,229,444

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	Restated (unaudited)	(a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 10,073,097	$ 9,075,781
Accounts payable	5,521,254	7,667,667
Accrued expenses	36,823,502	37,109,475

Total current liabilities	52,417,853	53,852,923

Long-term liabilities:
Long-term debt, less current maturities	66,010,375	69,011,998
Deferred tax liabilities	1,375,460	925,092

Total long-term liabilities	67,385,835	69,937,090

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
2,000,000; no shares issued	—	—
Common stock, $0.01 par value; authorized: 26,400,000
shares; issued and outstanding: 16,845,084 shares at
March 31, 2006 and 16,820,084 shares at December 31, 2005	168,451	168,201
Class B common stock, $0.01 par value; shares authorized:
900,000; issued and outstanding: 429,752 shares at
March 31, 2006 and at December 31, 2005	4,298	4,298
Additional paid-in capital	135,328,959	134,254,460
Retained earnings	41,514,934	41,309,602
Accumulated other comprehensive loss	(4,669)	(5,950)
Treasury stock - common stock - at cost; 877,058 shares at
March 31, 2006 and December 31, 2005	(3,291,180)	(3,291,180)

Total stockholders’ equity	173,720,793	172,439,431

Total liabilities and stockholders’ equity	$ 293,524,481	$ 296,229,444

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2006 Restated	2005

Net sales	$ 34,753,358	$ 33,202,801
Cost of sales	5,005,649	5,041,400

	29,747,709	28,161,401

Selling, general and administrative	19,893,498	20,621,492
Research and development	5,262,724	256,904
Depreciation and amortization	2,550,178	2,472,074
Loss on investment	—	2,434
Interest expense	2,114,016	1,648,815
Interest income	(427,040)	(377,271)

	29,393,376	24,624,448

Income before income tax expense	354,333	3,536,953
Income tax expense	149,000	1,383,000

Net income	$ 205,333	$ 2,153,953

Basic net income per common share	$ 0.01	$ 0.13

Diluted net income per common share	$ 0.01	$ 0.13

Shares used in computing basic net incomeper
common share	16,380,000	15,960,000

Shares used in computing diluted net income per
common share	16,500,000	18,180,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005 (a)
Cash flows from operating activities:
Net income	$ 205,333	$ 2,153,953
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,550,178	2,472,074
Amortization of deferred financing costs	325,366	235,096
Deferred income taxes	(230,102)	1,295,164
Increase in allowance for doubtful accounts	712,628	137,210
Increase in return reserve	2,616,224	1,508,449
Increase (decrease) in inventory valuation reserve	(49,303)	331,866
Increase (decrease) in rebate reserve	(1,797,619)	524,246
Increase in fee-for-service	204,833	—
Non-cash share-based compensation expense	927,000	—
Loss on short-term investments	—	2,434
Changes in operating assets and liabilities:
Accounts receivable	(1,904,355)	2,191,588
Inventories	(566,189)	(962,087)
Prepaid expenses and other	(677,479)	(456,367)
Accounts payable	(2,146,413)	1,462,088
Accrued expenses	(1,104,579)	(1,974,846)
Prepaid income taxes	194,897	(161,836)

Net cash provided by (used in) operating activities	(739,580)	8,759,032
Cash flows from investing activities:
Sales (Purchases) of short-term investments- net	1,281	(4,883,344)
Acquisition costs	—	(39,875)
Purchases of property and equipment	(12,863)	(449,753)

Net cash used in investing activities	(11,582)	(5,372,972)
Cash flows from financing activities:
Payment of notes payable	(4,307)	(23,110)
Payment of term note	(2,000,000)	(3,750,000)
Proceeds from exercise of stock options and warrants	54,140	—
Tax benefit due to exercise of non-qualified
options and warrants	93,609	—
Payment of deferred financing costs	(520,000)	—
Purchase of treasury shares	—	(208,805)
Distribution of treasury shares	—	32,888

Net cash used in financing activities	(2,376,558)	(3,949,027)

(Continued)

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005 (a)
Net decrease in cash and cash equivalents	(3,127,720)	(562,967)
Cash and cash equivalents at beginning of period	19,798,728	39,911,543

Cash and cash equivalents at end of period	$ 16,671,008	$ 39,348,576
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,869,106	$ 1,208,000

Income taxes	$ 97,329	$ 275,000

At March 31, 2006, the restricted cash and investments amounts includes short-term investments of $29,960,868, see Note H.

During the three months ended March 31, 2006, the Company received $3,003,939 of proceeds from sales of short-term investments, which have been applied to restricted cash and investments.

(a) As restated, see Note D.

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

NOTE B - Restatement

        On July 19, 2006, the Company filed a Current Report on Form 8-K discussing its intentions to restate its financial statement for the three months ended March 31, 2006 to correct an accounting error.

        The restatement is a result of the Company mistakenly accruing, as of March 31, 2006, interest expense that was actually already recorded and paid during the quarter ended March 31, 2006. This error was discovered by the Company during the financial closing process for the quarter ended June 30, 2006. To rectify this error, the Company’s consolidated statement of income for the quarter ended March 31, 2006 was restated to reduce interest expense by $962,975 to $2,114,016, increase income tax expense (benefit) by $405,000 to income tax expense of $149,000, increase net income (loss) by $557,975 to net income of $205,333, resulting in an increase to basic and diluted net income (loss) per common share of $0.03 to basic and diluted net income per common share of $0.01. In addition, the Company’s consolidated balance sheet as of March 31, 2006 was restated to reduce prepaid income taxes by $405,000 to $6,458,528, reduce accrued expenses by $962,975 to $36,823,502 and increase retained earnings by $557,975 to $41,514,934.

        The restatement also affects amounts disclosed in Notes E, F, G, K & M to the accompanying Consolidated Financial Statements.

        All amounts referenced in this Amended Quarterly Report reflect the relevant amounts on a restated basis. The previously issued financial statements for the quarter ended March 31, 2006 should no longer be relied upon.

NOTE C - Adoption of New Accounting Standards

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

        The adoption of SFAS No. 123R primarily impacted our accounting for stock options (See Note M, Incentive and Non-Qualified Stock Option Plan and Note L, Income Taxes).

NOTE D - Restatement in the Classification of Auction Rate Municipal Bonds

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

NOTE E - Net Income Per Common Share

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

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005
Basic shares	16,380,000	15,960,000
Dilution:
Stock options and warrants	120,000	370,000
Convertible notes	—	1,850,000

Diluted shares	16,500,000	18,180,000

Net income, as reported	$ 205,333	$ 2,153,953
After-tax interest expense and other from convertible notes	—	253,979

Adjusted net income	$ 205,333	$ 2,407,932

Basic income per share	$ 0.01	$ 0.13

Diluted income per share	$ 0.01	$ 0.13

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

        In connection with the closing of the Company’s $110 million credit facility on November 14, 2005, as discussed in more detail in Note Q (the “New Facility”), the convertible notes have been extinguished and during the Fourth Quarter 2005 are no longer convertible into shares of common stock, and there are, starting in the Fourth Quarter 2005, 1,850,000 fewer shares of common stock reserved for issuance and outstanding on a fully diluted basis. In addition, since the convertible notes have been extinguished, the Company no longer has an adjustment for after-tax interest expense and other of approximately $254,000 per quarter in determining earnings per share on a fully diluted basis.

Note F - Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005
Comprehensive income:
Net income	$205,333	$2,153,953
Other comprehensive income:
Net unrealized income on available for salesecurities	1,281	37,679

Comprehensive income	$206,614	$2,191,632

Note G - Business Segment Information

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

Three Months Ended
	March 31, 2006 Restated	March 31, 2005 (a)
Net sales:
* Doak Dermatologics	$ 29,402,821	$ 27,473,486
Kenwood Therapeutics	5,350,537	5,729,315

	$ 34,753,358	$ 33,202,801
Depreciation and amortization:
* Doak Dermatologics	$ 2,245,784	$ 2,165,318
Kenwood Therapeutics	304,394	306,756

	$ 2,550,178	$ 2,472,074
Income (loss) before income tax (benefit):
* Doak Dermatologics	$ 525,760	$ 3,996,569
Kenwood Therapeutics	(171,427)	(459,616)

	$ 354,333	$ 3,536,953

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005 (a)
Income tax expense (benefit):
* Doak Dermatologics	$ 221,000	$ 1,563,000
Kenwood Therapeutics	(72,000)	(180,000)

	$ 149,000	$ 1,383,000
Net income (loss):
* Doak Dermatologics	$ 304,760	$ 2,433,569
Kenwood Therapeutics	(99,427)	(279,616)

	$ 205,333	$ 2,153,953
Geographic information (revenues):
* Doak Dermatologics
United States	$ 28,792,085	$ 26,513,475
Other countries	610,736	960,011

	$ 29,402,821	$ 27,473,486

Kenwood Therapeutics
United States	$ 5,223,934	$ 5,620,771
Other countries	126,603	108,544

	$ 5,350,537	$ 5,729,315
Net sales by category:
Dermatology and podiatry	$ 29,402,830	$ 27,473,486
Gastrointestinal	4,712,119	4,047,040
Respiratory	290,306	1,048,092
Nutritional	300,068	573,841
Other	48,035	60,342

	$ 34,753,358	$ 33,202,801

*	Includes Bioglan Pharmaceuticals Corp.
(a)	Certain amounts have been consolidated to be consistent with current period presentation.

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

Note H - Short-Term Investments

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

        During the fourth quarter of 2005, the Company restated its presentation of its auction rate municipal bonds to short-term investments. Previously, such investments had been classified as cash equivalents. For more information, see Note D.

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

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$ 8,344	$ 8,433
Due after one year through two years	—	—
Due after two years	29,957,193	29,952,435

Total	$ 29,965,537	$29,960,868

        As of March 31, 2006, the Company had a restriction on the ability to use its short-term investment arising from the $110 million credit facility (See Note Q). The total amount of restricted cash and investments required by the $110 million credit facility is $45,000,000. The following table exhibits the application of the restriction on the short-term investments and cash at March 31, 2006.

Short-term investments	$29,960,868
Cash and cash equivalents	15,039,132

Restricted cash and investments	$45,000,000

Note I - Accounts Receivable

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

Note J - Inventories

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

        Inventory balances at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Finished goods	$ 6,322,818	$ 5,877,815
Raw materials	2,470,032	2,348,846
Valuation reserve	(1,282,150)	(1,331,453)

Inventories, net	$ 7,510,700	$ 6,895,208

Note K - Accrued Expenses

        Accrued expenses balances at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006 Restated	December 31, 2005
Employee compensation	$ 1,732,833	$ 1,874,883
Rebate payable	295,809	55,504
Rebate liability	3,234,425	5,032,044
Deferred revenue	904,439	904,439
Return reserve	27,550,306	24,934,080
Legal settlement reserve	500,000	500,000
Royalty payable	1,454,774	1,427,895
Other	1,150,916	2,380,630

Accrued expenses	$36,823,502	$37,109,475

        The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company. The legal settlement reserve represents the Company’s estimate for potential legal settlements discussed in Note P.1.

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

Note L - Income Taxes

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

Note M - Incentive and Non-Qualified Stock Option Plan

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

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note H.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A summary of the Company’s stock option activity during the three months ended March 31, 2006 and March 31, 2005 is as follows:

	2006				2005
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding, January 1	1,875,089	$13.76			1,389,792	$10.64

Granted	26,900	12.77			—	—
Exercised	(25,000)	2.17			—	—
Canceled or forfeited	(66,780)	14.90			(6,250)	14.08

Outstanding, March 31	1,810,209	$13.87	8.60	1,818,087	1,383,542	$10.63

Exercisable, March 31	733,818	$12.96	5.61	1,401,778	971,163	$ 6.78

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

        There were no options granted during the three months ended March 31, 2005. All options issued during the three months ended March 31, 2006 were at or above the market price on the date of grant. The fair value of each option grant for the three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.60%
Expected option life in years	4.50
Expected stock price volatility	65.0%
Expected dividend yield	0.0%

1. Impact on Net Income

        Our net income for the first quarter of 2006 and 2005 includes $927,000 and $0 of total compensation cost for share-based payment arrangements ($824,000 and $0 net of tax), which was charged to selling, general and administrative expenses.

        The impact of share-based compensation expense on the Statements of Income is as follows:

	Three Months Ended March 31,
	2006 Restated	2005
Net income before tax expense and
share-based compensation expense	$ 1,281,333	$ 3,536,953
Share-based compensation expense	(927,000)	—

Net income before income tax expense	$ 354,333	$ 3,536,953

Net income before share-based compensation expense	$ 1,029,333	$ 2,153,953
Share-based compensation expense (net of tax)	(824,000)	—

Net income	$ 205,333	$ 2,153,953
Net income per share:
Basic income per share before
share-based compensation expense	$ 0.06	$ 0.13
Share-based compensation expense	(0.05)	0.00

Basic income per share	$ 0.01	$ 0.13
Diluted income per share before
share-based compensation expense	$ 0.06	$ 0.13
Share-based compensation expense	(0.05)	0.00

Diluted income per share	$ 0.01	$ 0.13

        The following table shows the effect on results for the first quarter of 2005, as it compares to the first quarter of 2006, as if we had applied the fair-value-based recognition provisions of SFAS No. 123R to measure stock-based compensation expense for the option grants:

Three Months Ended March 31,
	2006 Restated	2005 (a)
Net income, as reported	$ 205,333	$ 2,153,953
Deduct: Total share-based employee
compensation expense
determined under fair value based method for all awards,
net of related tax effects	—	(435,700)

Pro forma net income for basic computation	$ 205,333	$ 1,718,253

Net income, as reported	$ 205,333	$ 2,153,953
Deduct: Total share-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	—	(435,700)
Add: After-tax interest expense and other from 4% convertible
senior subordinated notes due 2013	—	253,979

Pro forma net income for diluted computation	$ 205,333	$ 1,972,232
Net income per share:
Basic- as reported	$ 0.01	$ 0.13

Basic- pro forma	$ 0.01	$ 0.11

Diluted- as reported	$ 0.01	$ 0.13

Diluted- pro forma	$ 0.01	$ 0.11

(a)	Amounts have been adjusted to reflect the provisions of SFAS No. 123R to conform to current presentation.

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

        Unvested options as of March 31, 2006, and changes in such options during the three month period then ended are summarized below:

	Number of Options	Weighted Average Exercise Price
Unvested Balance, January 1, 2006	1,107,256	$14.71
Granted	26,900	12.77
Vested	(13,838)	23.91
Canceled or forfeited	(43,927)	16.42

Unvested Balance, March 31, 2006	1,076,391	$14.48

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of March 31, 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans is $8,087,000. This expense will be recognized over a weighted average period of 33 months, assuming no changes to the underlying assumptions.

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

Note N - Related Party Transactions

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

Note O - Recent Accounting Pronouncements

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

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delayed the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123R in the first interim period of fiscal 2006 using the modified prospective method, See Note M.

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

Note P - Commitments & Contingencies

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

Note Q - Senior Credit Facility

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q/A (Amendment No. 1) and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included in our Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or contained or incorporated by reference in this Form 10-Q/A (Amendment No. 1) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to execute our Acquire, Enhance, Grow strategy;
•	market acceptance of our products;
•	our plans to launch new and enhanced products;
•	our ability to maintain or increase sales;
•	our ability to adequately estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to successfully implement life cycle management techniques;
•	our ability to secure regulatory consents and approvals, if necessary, for new products;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to react favorably to changes in governmental regulations affecting products we market;
•	our plans to pursue patents;
•	our ability to successfully compete in the marketplace;
•	our plans to maintain or expand the size of our sales force;
33

•	our earnings estimates and future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;
•	our ability to favorably resolve state and federal shareholder derivative, and federal securities class action, lawsuits;
•	our ability to file our required reports with the SEC in a timely manner;
•	our ability to remediate our material weaknesses in our internal controls;
•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months;
•	our ability to satisfy the covenants contained in our senior credit facility;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to refinance indebtedness, if required, and to comply with the terms and conditions of our debt instruments; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q/A (Amendment No. 1).

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

Restatement

The following discussion and analysis gives effect to the restatement as discussed in Note B to the Consolidated Financial Statements included in Part I of this Form 10-Q/A (Amendment No. 1).

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

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2006 Restated	2005
Net sales	100%	100%
Gross profit	85.6%	84.8%
Operating expenses	79.7%	70.3%
Operating income	5.9%	14.5%
Interest income	1.2%	1.1%
Interest expense	6.1%	4.9%
Income tax expense	0.4%	4.2%

Net income	0.6%	6.5%

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

        NET SALES for the three months ended March 31, 2006 were $34,753,000, representing an increase of $1,551,000, or approximately 4.7%, from $33,203,000 for the three months ended March 31, 2005. The following table sets forth certain net sales data for the periods indicated.

	Quarter Ended March 31,
Therapeutic Category by Company	2006	2005	Increase/ (Decrease)
Dermatology & Podiatry *
Doak Dermatologics *
Keratolytic	$ 5,935,252	$ 5,896,947	$ 38,305
Acne/Rosacea *	15,396,365	17,240,040	(1,843,675)
Actinic Keratoses *	4,106,572	1,628,650	2,477,922
Anesthetics *	1,412,735	1,133,742	278,993
Scalp	391,910	288,790	103,120
Cosmeceuticals *	1,138,016	1,257,115	(119,099)
Authorized Generic *	966,171	—	966,171
Other	55,800	28,202	27,598

Total Doak Dermatologics (Total Dermatology	29,402,821	27,473,486	1,929,335
& Podiatry)

Kenwood Therapeutics
Gastrointestinal	4,712,119	4,047,042	665,077
Respiratory	290,300	1,048,092	(757,792)
Nutritional	300,068	573,841	(273,773)
Other	48,050	60,340	(12,290)

Total Kenwood Therapeutics	5,350,537	5,729,315	(378,778)
Total Bradley Pharmaceuticals, Inc.	$34,753,358	$33,202,801	$ 1,550,557

*	Includes Bioglan Pharmaceuticals Corp.

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

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2006 were $19,893,000, representing a decrease of $728,000, or 3.5%, compared to $20,621,000 for the same period in the prior year. The decrease in selling, general and administrative expenses reflects decreased spending on advertising and promotional costs, and professional fees primarily related to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The decrease was partially offset by a non-cash compensation expense of $927,000 related to the adoption of SFAS No. 123R. The following table sets forth the increase (decrease) in certain expenditures:

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

        INTEREST EXPENSE for the three months ended March 31, 2006 was $2,114,000, representing an increase of $465,000 from the three months ended March 31, 2005. The increase in the interest expense was a result of our entering into the $110 million New Facility in November 2005, which has a higher interest rate than our previous credit facility.

        INCOME TAX EXPENSE for the three months ended March 31, 2006 was $149,000, representing a decrease of $1,234,000 from $1,383,000 for the three months ended March 31, 2005. The decrease in income tax expense was due to a decrease in income before income tax expense. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2006 was approximately 42%. The effective tax rate used to calculate the income tax expense for the three months ended March 31, 2005 was approximately 39%. The increase in the effective tax rate was due to the adoption of SFAS No. 123R, which results in a permanent tax difference when expensing qualified (incentive) stock options.

        NET INCOME for the three months ended March 31, 2006 was $205,000, representing a decrease of $1,949,000, or 90.5%, from $2,154,000 for the three months ended March 31, 2005. Net income as a percentage of Net Sales for the three months ended March 31, 2006 was 0.6%, representing a decrease of 5.9% compared to 6.5% for the three months ended March 31, 2005. The decrease in net income in the aggregate was principally due to a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006 and an increase in our interest expense, partially offset by an increase in Net Sales and a decrease in selling, general and administrative expenses.

        Doak’s net income for the three months ended March 31, 2006 was $305,000, representing a decrease of $2,129,000, from net income of $2,434,000 for the three months ended March 31, 2005. Kenwood’s net loss for the three months ended March 31, 2006 was ($99,000), representing additional net income of $181,000, from a net loss of ($280,000) for the three months ended March 31, 2005.

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

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delayed the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. We have adopted SFAS No. 123R in the first interim period of fiscal 2006 using the modified prospective method, see Note M to the Financial Statements.

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

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments were $61,671,000 at March 31, 2006 and $64,799,000 at December 31, 2005. Cash used in operating activities for the three months ended March 31, 2006 was $740,000. The uses of cash primarily resulted from a decrease in the rebate reserve of $1,798,000, primarily attributable to a shift of patient medical coverage from Medicaid to Medicare Part D, effective January 1, 2006, which has a lower rebate; a decrease in the inventory valuation reserve of $49,000; a decrease of deferred tax assets of $230,000; an increase in accounts receivable of $1,904,000; an increase in inventories of $566,000; an increase in prepaid expenses and other of $677,000; a decrease in accounts payable of $2,146,000 due to timing of vendor payments; and a decrease in accrued expenses of $1,105,000. The uses of cash were partially offset by net income of $205,000 (including a $5,000,000 research and development payment to Medigene), non-cash charges for depreciation and amortization of $2,550,000; non-cash charges for amortization of deferred financing costs of $325,000; non-cash share based compensation expense of $927,000; an increase in allowance for doubtful accounts of $713,000, primarily due to an increase in customer short payments; an increase in the return reserve of $2,616,000, primarily due to applying the current product historic return rate to First Quarter 2006 gross sales and the recently announced potential generic competition for ADOXA® 75mg tablets, a decrease in prepaid income taxes of $195,000; and the accruing of $205,000 for fee-for-service under a DSA relating to the First Quarter 2006.

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

        As of March 31, 2006, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	$110 million Senior Credit Facility	Other Debt	Minimum Inventory Purchases(b)
April 1, 2006 to
December 31, 2006	$1,438,054	$10,999	$ 7,000,000	$60,085	$1,146,733
Fiscal 2007	1,708,494	6,608	13,000,000	—	1,000,000
Fiscal 2008	1,341,139	5,925	17,000,000	—	1,100,000
Fiscal 2009	814,043	—	21,000,000	—	—
Fiscal 2010	41,983	—	18,000,000	—	—
Thereafter	—	—	—	—	—

	$5,343,713	$23,532	$76,000,000	$60,085	$3,246,733

(a)	Lease amounts include interest and minimum lease payments.
(b)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note I.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2005.

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

        As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142“), which eliminated the amortization of purchased goodwill. Adoption of this standard did not have a material effect on our financial statements. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2005 and noted that no impairment existed.

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

        As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued financial statements for the quarter ended March 31, 2006, to reflect the correction of overstating interest expense during the three months ended March 31, 2006.

        The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. A material weakness is a significant deficiency or combination of deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Considering this guidance, in connection with the preparation of the Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2005 Form 10-K (the “2005 Form 10-K”). Since the material weaknesses related to our internal control over financial reporting relating to our financial closing process and information technology controls identified in the 2005 Form 10-K and below are in the process of being remediated but have not been fully remediated to date, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q/A (Amendment No. 1).

        Management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006:

•	Information Technology Controls. Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 revealed a material weakness relating to our information technology controls. As such evaluation was completed in 2006, management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 also found a material weakness in this area. The material weakness as of December 31, 2005 related to inadequate controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures.
•	Financial Closing Process. During 2006, management also concluded that we did not adequately implement certain controls relating to our review and verification of internally prepared reports and analyses utilized in the financial closing process. In addition, we restated the previously issued financial statements for the three months ended March 31, 2006 as a result of mistakenly accruing, as of March 31, 2006, interest expense which was actually already recorded and paid during the quarter ended March 31, 2006. We discovered this error during the financial closing process for the quarter ended June 30, 2006. As such, management has identified a material weakness in our internal control over financial reporting relating to our financial closing process.

Remediation Steps to Address Material Weaknesses

        As described below, through July 18, 2006, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2005 Form 10-K.

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

        We did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures, and we have therefore identified a material weakness in our information technology general controls as of March 31, 2006. In addition, we did not adequately implement certain controls relating to our review and verification of internally prepared reports and analyses utilized in the financial closing process, and we have therefore identified a material weakness in our internal control over financial reporting relating to the financial closing process as of March 31, 2006. The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our common stock since January 1, 20051:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan
January 1, 2005 to	14,000	$14.91	36,000	$7,377,290
January 31, 2005

February 1, 2005 to
March 31, 2006	—	N/A	—	$7,377,290

1	During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits.

Exhibit No.	—	Description
31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC.
(REGISTRANT)

Date: July 19, 2006	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 19, 2006	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

