Form 10-Q
period 2006-06-30
BRADLEY PHARMACEUTICALS INC
filed 2006-08-09
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer |_|     Accelerated filer |X|     Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

As of August 1, 2006, there were outstanding 16,875,084 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

BRADLEY PHARMACEUTICALS, INC.

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Income (unaudited) for the Three and Six Months Ended
June 30, 2006 and 2005	5
Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June
30, 2006 and 2005	6
Notes to the Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	54
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	59
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3. Defaults Upon Senior Securities	61
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 5. Other Information	62
Item 6. Exhibits	62
SIGNATURES	63
CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005 (a)
Assets
Current assets:
Cash and cash equivalents	$ 41,539,683	$ 19,798,728
Short-term investments	5,134,397	—
Accounts receivable, net	17,570,590	15,871,269
Inventories, net	7,163,320	6,895,208
Deferred tax assets	14,380,395	14,334,362
Prepaid expenses and other	1,395,662	1,493,867
Prepaid income taxes	4,327,944	6,653,425

Total current assets	91,511,991	65,046,859

Property and equipment, net	1,134,788	1,499,398
Intangible assets, net	146,680,240	151,354,333
Goodwill	27,478,307	27,478,307
Deferred financing costs	5,703,585	5,834,318
Restricted cash and investments	25,000,000	45,000,000
Other assets	16,229	16,229

Total assets	$297,525,140	$296,229,444

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 11,070,368	$ 9,075,781
Accounts payable	5,726,126	7,667,667
Accrued expenses	36,679,136	37,109,475

Total current liabilities	53,475,630	53,852,923

Long-term liabilities:
Long-term debt, less current maturities	63,008,727	69,011,998
Deferred tax liabilities	1,835,544	925,092

Total long-term liabilities	64,844,271	69,937,090

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
2,000,000; no shares issued	—	—
Common stock, $0.01 par value; authorized: 26,400,000
shares; issued and outstanding: 16,845,084 shares at June
30, 2006 and 16,820,084 shares at December 31, 2005	168,451	168,201
Class B common stock, $0.01 par value; shares authorized:
900,000; issued and outstanding: 429,752 shares at June
30, 2006 and at December 31, 2005	4,298	4,298
Additional paid-in capital	136,250,959	134,254,460
Retained earnings	46,076,262	41,309,602
Accumulated other comprehensive loss	(3,551)	(5,950)
Treasury stock – common stock – at cost; 877,058 shares at
June 30, 2006 and December 31, 2005	(3,291,180)	(3,291,180)

Total stockholders’ equity	179,205,239	172,439,431

Total liabilities and stockholders’ equity	$ 297,525,140	$ 296,229,444

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$ 37,149,759	$ 28,189,779	$ 71,903,117	$ 61,392,580
Cost of sales	5,760,750	4,147,441	10,766,399	9,188,841

	31,389,009	24,042,338	61,136,718	52,203,739

Selling, general and administrative	19,038,088	19,975,381	38,931,586	40,596,873
Research and development	507,617	124,522	5,770,341	381,426
Depreciation and amortization	2,529,296	2,570,467	5,079,474	5,042,541
Loss on sale of investments	—	1,134	—	3,568
Interest income	(633,413)	(533,630)	(1,060,453)	(910,901)
Interest expense	2,084,091	1,717,064	4,198,107	3,365,879

	23,525,679	23,854,938	52,919,055	48,479,386

Income before income tax expense	7,863,330	187,400	8,217,663	3,724,353
Income tax expense	3,302,000	73,000	3,451,000	1,456,000

Net income	$ 4,561,330	$ 114,400	$ 4,766,663	$ 2,268,353

Basic net income per common share	$ 0.28	$ 0.01	$ 0.29	$ 0.14

Diluted net income per common share	$ 0.28	$ 0.01	$ 0.29	$ 0.14

Shares used in computing basic net
income per common share	16,400,000	15,960,000	16,390,000	15,960,000

Shares used in computing diluted
net income per common share	16,520,000	16,280,000	16,510,000	16,310,000

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005 (a)
Cash flows from operating activities:
Net income	$ 4,766,663	$ 2,268,353
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,079,474	5,042,541
Amortization of deferred financing costs	650,733	470,192
Deferred income taxes	864,419	2,590,329
Increase in allowance for doubtful accounts	201,238	555,232
Increase in return reserve	2,122,741	1,218,967
Increase (decrease) in inventory valuation reserve	(177,252)	292,525
Increase (decrease) in rebate reserve	(1,596,586)	861,336
Decrease in fee-for-service	(473,393)	—
Non-cash share-based compensation expense	1,849,000	—
Loss on short-term investments	—	3,568
Changes in operating assets and liabilities:
Accounts receivable	(1,427,166)	3,451,947
Inventories	(90,860)	(533,815)
Prepaid expenses and other	98,205	583,497
Accounts payable	(1,941,541)	379,222
Accrued expenses	(956,496)	(1,680,264)
Prepaid income taxes	2,325,481	(9,374,971)

Net cash provided by operating activities	11,294,660	6,128,659
Cash flows from investing activities:
Sales of short-term investments- net	2,399	(3,443,412)
Release of a restriction of cash under the $110 million credit
facility	14,865,603	—
Acquisition costs	—	(39,875)
Purchases of property and equipment	(40,772)	(549,989)

Net cash provided by (used in) investing activities	14,827,230	(4,033,276)
Cash flows from financing activities:
Payment of notes payable	(8,684)	(29,629)
Payment of term note	(4,000,000)	(7,500,000)
Proceeds from exercise of stock options and warrants	54,140	422
Tax benefit due to exercise of non-qualified options and warrants	93,609	700
Payment of deferred financing costs	(520,000)	—
Purchase of treasury shares	—	(208,805)
Distribution of treasury shares	—	32,888

Net cash used in financing activities	(4,380,935)	(7,704,424)

(Continued)

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005 (a)
Net increase (decrease) in cash and cash equivalents	21,740,955	(5,609,041)
Cash and cash equivalents at beginning of period	19,798,728	39,911,543

Cash and cash equivalents at end of period	$41,539,683	$ 34,302,502

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 3,522,466	$ 2,672,000

Income taxes	$ 179,419	$ 8,260,000

At June 30, 2006, the restricted cash and investments amounts consist entirely of short-term investments, see Note G. Additionally, $5,134,397 non-cash investment activity resulted from the release of short-term investments from restricted cash.

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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of June 30, 2006, its results of operations for the three and six months ended June 30, 2005 and 2006 and cash flows for the six months ended June 30, 2006 and 2005.

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

        The results reported for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B – Adoption of New Accounting Standards

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin No. 107, issued in March 2005. SFAS No. 123R replaced SFAS No. 123, Stock-Based Compensation (“SFAS No. 123“), issued in 1995, and requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS No. 123, must also be recognized in the consolidated statement of income.

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

NOTE C – Restatement of the Classification of Auction Rate Municipal Bonds

                During the Fourth Quarter of fiscal 2005, the Company restated its auction rate municipal bonds to short-term investments available for sale. Previously, such investments had been classified as cash and cash equivalents. This restatement resulted from the Company’s recent interpretations regarding the application of FASB 95. The changed interpretation was based on the view that the legal maturity dates of these types of investments are generally outside the three-month term limitation specified in FASB 95. Previously, it was the Company’s view that auction rate securities satisfied the cash equivalents criteria of FASB 95 because of the short-term nature (i.e., less than 90 days) of reset periods available to investors. There is no impact from this restatement on the Company’s debt classification, working capital, net income or cash flows from operations or from financing activities. All amounts for prior periods have been restated to conform to this presentation. The Company made a corresponding adjustment of $15,575,000 to its Consolidated Statement of Cash Flows for the six months ended June 30, 2005, to reflect the net purchases of these securities as investing activities rather than as components of cash and cash equivalents.

NOTE D – Net Income Per Common Share

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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic shares	16,400,000	15,960,000	16,390,000	15,960,000
Dilution:
Stock options and warrants	120,000	320,000	120,000	350,000
Convertible notes	—	—	—	—

Diluted shares	16,520,000	16,280,000	16,510,000	16,310,000

Net income as reported	$ 4,561,330	$ 114,400	$ 4,766,663	$ 2,268,353
After-tax interest expense and
other from convertible notes	—	—	—	—

Adjusted net income	$ 4,561,330	$ 114,400	$ 4,766,663	$ 2,268,353

Basic income per share	$ 0.28	$ 0.01	$ 0.29	$ 0.14

Diluted income per share	$ 0.28	$ 0.01	$ 0.29	$ 0.14

                In addition to stock options and warrants included in the above computation for the three and six months ended June 30, 2006, options to purchase 1,149,118 and 1,467,118 shares of common stock at prices ranging from $13.41 to $27.12 and $12.86 to $27.12 per share were outstanding and not included for the purpose of calculating per share amounts for the three and six months ended June 30, 2006, respectively. Further, in addition to stock options and warrants included in the above computation for the three and six months ended June 30, 2005, options to purchase 732,929 and 694,402 shares of common stock at prices ranging from $9.97 to $27.12 and $11.18 to $27.12 per share were outstanding and not included, respectively. These were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company’s common stock for the period and, therefore, their effect would be anti-dilutive.

        The add back of the after-tax interest expense and other from convertible notes and the related underlying 1,850,000 common shares were not included in the three and six months ended June 30, 2005 computation of diluted income per share because the effect would be anti-dilutive.

        In connection with the closing of the Company’s $110 million credit facility on November 14, 2005, as discussed in more detail in Note P (the “New Facility”), the convertible notes were extinguished and during the Fourth Quarter 2005 were no longer convertible into shares of common stock, and there were, starting in the Fourth Quarter 2005, 1,850,000 fewer shares of common stock reserved for issuance and outstanding on a fully diluted basis. In addition, since the convertible notes were extinguished, the Company no longer has an adjustment for after-tax interest expense and other of approximately $254,000 per quarter in determining earnings per share on a fully diluted basis.

Note E – Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Comprehensive income:
Net income	$4,561,330	$ 114,400	$4,766,663	$2,268,353
Other comprehensive income:
Net unrealized gain (loss) on
available for sale securities	1,118	(7,034)	2,399	30,645

Comprehensive income	$4,562,448	$ 107,366	$4,769,062	$2,298,998

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

        The Company previously reported Bioglan Pharmaceuticals Corp. as a separate reportable segment. Effective January 1, 2006, based upon the following, the Company started to report both Bioglan Pharmaceuticals Corp. and Doak Dermatologics as a single reportable segment, Doak Dermatologics:

1.	Bioglan Pharmaceuticals Corp. is now operated and managed within one management group as Doak Dermatologics. Accordingly, Bioglan Pharmaceuticals Corp.‘s chief operating decision maker does not regularly review its operating results in order to make decisions about resources to be allocated to Bioglan Pharmaceuticals Corp.

2.	Both Doak Dermatologics and Bioglan Pharmaceuticals Corp. have similar (a) types of products (dermatology and podiatry); (b) types of production processes (both are outsourced and have similar gross profit percentages); (c) classes of customers for their products (both are marketed to dermatologists and podiatrists);

(d) methods used to distribute their products (both are distributed through the Company’s third party warehouse to primarily large drug wholesalers using the same sales force); and (e) types of regulatory environments.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The reportable segments are distinct business units with no inter-segment sales. The following information about the two segments is for the three and six months ended June 30, 2006 and 2005:

		Three Months Ended		Six Months Ended
		June 30, 2006	June 30, 2005 (a)	June 30, 2006	June 30, 2005 (a)
	Net sales:
*	Doak Dermatologics, Inc.	$27,781,102	$ 23,365,019	$57,183,933	$ 50,838,505
	Kenwood Therapeutics	9,368,657	4,824,760	14,719,184	10,554,075

		$37,149,759	$ 28,189,779	$71,903,117	$ 61,392,580

	Depreciation and amortization:
*	Doak Dermatologics, Inc.	$ 2,246,630	$ 2,253,555	$ 4,492,414	$ 4,418,873
	Kenwood Therapeutics	282,666	316,912	587,060	623,668

		$ 2,529,296	$ 2,570,467	$ 5,079,474	$ 5,042,541

	Income (loss) before income tax (benefit):
*	Doak Dermatologics, Inc.	$ 6,120,891	$ 949,045	$ 6,646,651	$ 4,945,614
	Kenwood Therapeutics	1,742,439	(761,645)	1,571,012	(1,221,261)

		$ 7,863,330	$ 187,400	$ 8,217,663	$ 3,724,353

	Income tax expense (benefit):
*	Doak Dermatologics, Inc.	$ 2,571,000	$ 371,000	$ 2,791,000	$ 1,934,000
	Kenwood Therapeutics	731,000	(298,000)	660,000	(478,000)

		$ 3,302,000	$ 73,000	$ 3,451,000	$ 1,456,000

	Net income (loss):
*	Doak Dermatologics, Inc.	$ 3,549,891	$ 578,045	$ 3,855,651	$ 3,011,614
	Kenwood Therapeutics	1,011,439	(463,645)	911,012	(743,261)

		$ 4,561,330	$ 114,400	$ 4,766,663	$ 2,268,353

	Geographic information (revenues):
*	Doak Dermatologics, Inc.
	United States	$27,110,838	$ 22,745,541	$55,902,932	$ 49,259,019
	Other countries	670,264	619,478	1,281,000	1,579,486

		$27,781,102	$ 23,365,019	$57,183,933	$ 50,838,505

Kenwood Therapeutics
United States	$ 9,236,819	$ 4,713,938	$14,460,743	$ 10,334,710
Other countries	131,838	110,822	258,441	219,365

	$ 9,368,657	$ 4,824,760	$14,719,184	$ 10,554,075

Net sales by category:
Dermatology and podiatry	$27,781,102	$ 23,365,021	$57,183,933	$ 50,838,505
Gastrointestinal	7,839,371	3,508,789	12,551,490	7,555,832
Respiratory	1,035,054	985,191	1,325,360	2,033,282
Nutritional	444,384	258,344	744,452	832,183
Other	49,848	72,434	97,882	132,778

	$37,149,759	$ 28,189,779	$71,903,117	$ 61,392,580

*	Includes Bioglan Pharmaceuticals Corp.
(a)	Certain amounts have been consolidated to be consistent with current period presentation.

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

        The following is a summary of available-for-sale securities at June 30, 2006:

	Cost	Gross Unrealized Loss	Fair Value
Municipal bonds	$30,137,948	$3,551	$30,134,397
Total available-for-sale
securities	$30,137,948	$3,551	$30,134,397

                During the three and six months ended June 30, 2006, the Company had a gross realized loss on investment of zero. During the three and six months ended June 30, 2005, the Company had gross realized losses on investment of $1,134 and $3,568, respectively. The net adjustment to unrealized gain or loss during the three and six months ended June 30, 2006 on available-for-sale securities included in stockholders’ equity totaled a loss of $1,118 and $2,399, respectively. The net adjustment to unrealized gain or loss during the three and six months ended June 30, 2005 on available-for-sale securities included in stockholders’ equity totaled a loss of $7,034 for the three months ended June 30, 2005 and a gain of $30,645 for the six months June 30, 2005. The Company views its available-for-sale securities as available for current operations.

        The Company had no held-to-maturity investments at June 30, 2006.

        The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2006, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$ 762,527	$ 719,397
Due after one year through two
years	—	—
Due after two years	29,375,421	29,415,000

Total	$30,137,948	$30,134,397

        As a result of the Company filing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 on June 23, 2006 (which was amended on its Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2006 on July 19, 2006) and providing its 2006 annual budget on June 30, 2006 to the lenders under its $110 million credit facility (See Note P), a restriction on the Company’s ability to use its cash and investments decreased $20 million, so that as of June 30, 2006, the Company had $25 million in restricted cash and investments.

Note H – Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 91% of gross trade accounts receivable at June 30, 2006 as follows: Cardinal 34%, McKesson 44%, and AmerisourceBergen Corporation 13%.

        In addition, the Company’s three largest customers accounted for 82% and 83% of the gross sales for the three and six months ended June 30, 2006 and 79% and 80% of the gross sales for the three and six months ended June 30, 2005, respectively. The following table presents a summary of sales to these customers, who are wholesalers, during the three and six months ended June 30, 2006 and 2005 as a percentage of the Company’s total gross sales:

	Three Months Ended		Six Months Ended
Customer*	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
AmerisourceBergen Corp.	13%	19%	13%	17%
Cardinal Health, Inc.	35%	33%	40%	37%
McKesson Corporation	34%	27%	30%	26%

Total	82%	79%	83%	80%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the three and six months ended June 30, 2006 and 2005.

        Accounts receivable balances at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Accounts receivable:
Trade	$19,480,893	$17,897,760
Other	454,551	612,034
Less allowances:
Chargebacks	99,609	134,886
Discounts	356,039	322,278
Fee-for-service	277,570	750,963
Doubtful accounts	1,631,636	1,430,398

Accounts receivable, net of allowances	$17,570,590	$15,871,269

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

        The Company entered into Distribution and Service Agreements (“DSAs”) with two of its major customers, McKesson and Cardinal. DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, the Company entered into DSAs with Cardinal and McKesson during 2005, which DSAs had effective dates during 2004. The terms of the DSAs require the Company to pay fees to Cardinal and McKesson which fees are offset by any price appreciation of the inventory that Cardinal and McKesson have on-hand and also by any discounts that the Company gives to Cardinal and McKesson for new product promotions. In return for this “fee,” Cardinal and McKesson are obligated to maintain their respective inventory levels of the Company’s products to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports. Based upon these DSAs, the Company owes, as of June 30, 2006, $277,570.

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

        Inventory balances at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Finished goods	$ 6,175,923	$ 5,877,815
Raw materials	2,141,596	2,348,846
Valuation reserve	(1,154,199)	(1,331,453)

Inventories, net	$ 7,163,320	$ 6,895,208

Note J – Accrued Expenses

        Accrued expenses balances at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Employee compensation	$ 1,704,049	$ 1,874,883
Rebate payable	71,126	55,504
Rebate liability	3,435,458	5,032,044
Deferred revenue	901,727	904,439
Return reserve	27,056,824	24,934,080
Legal settlement reserve	500,000	500,000
Royalty payable	1,278,208	1,427,895
Other	1,731,744	2,380,630

Accrued expenses	$36,679,136	$37,109,475

        The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate liability at June 30, 2006 includes the actual rebate liability at March 31, 2006, which was not paid as of June 30, 2006, plus an estimate of the rebate liability for the three months ended June 30,

2006. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company.

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On June 30, 2006 and December 31, 2005, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective tax rate increased from 39% in 2005 to an estimated 42% in 2006 since expensing qualified (incentive) stock options results in a permanent tax difference.

        The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $1.3 million.

Note L – Incentive and Non-Qualified Stock Option Plan

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS No. 123, must also be recognized in the consolidated statement of income. For the three and six months ended June 30, 2006, the Company recorded share-based compensation expense of $922,000 and $1,849,000, respectively and related income tax benefits of $103,000 and $206,000, respectively.

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note H.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A summary of the Company’s stock option activity during the six months ended June 30, 2006 and June 30, 2005 is as follows:

	2006

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, January 1	1,875,089	$13.76

Granted	26,900	12.77
Exercised	(25,000)	2.17
Canceled or forfeited	(78,397)	15.41

Outstanding, June 30	1,798,592	$13.85	6.28	$747,184

Vested and expected to vest, June 30	1,665,599	$13.77	6.17	$713,535

Exercisable, June 30	758,019	$13.23	3.48	$742,110

        During the six month period ended June 30, 2006, there were 25,000 options exercised with a total intrinsic value of $243,360. During the six months ended June 30, 2005, there were 250 options exercised with a total intrinsic value of $2,266. Additionally, the weighted average, grant date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was approximately $7.15 per share and $5.52 per share, respectively, using the Black-Scholes model.

        All options issued during the six months ended June 30, 2006 and June 30, 2005 were at or above the market price on the date of grant. The fair value of each option grant for the six months ended June 30, 2006 and June 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June, 30
	2006	2005
Risk-free interest rate	4.60%	5.00%
Expected option life in years	4.50	5.00
Expected stock price volatility	65.0%	60.0%
Expected dividend yield	0.0%	0.0%

1. Impact on Net Income

        Our net income for the three months ended June 30, 2006 and 2005 includes $922,000 and $0 of total compensation cost for share-based payment arrangements ($819,000, or $0.05 per share on a fully diluted basis, and $0 net of tax), which was charged to selling, general and administrative expenses. Our net income for the six months ended June 30, 2006 and 2005 includes $1,849,000 and $0 of total compensation cost for share-based payment arrangements ($1,643,000, or $0.10 per share on a fully diluted basis, and $0 net of tax), which was charged to selling, general and administrative expenses.

        The following table shows the effect on results for the three and six months ended June 30, 2005 as if we had applied the fair-value-based recognition provisions of SFAS No. 123R to measure stock-based compensation expense for the option grants:

	Three Months Ended June 30, 2005 (a)	Six Months Ended June 30, 2005 (a)
Net income, as reported	$ 114,400	$ 2,268,353
Deduct: Total share-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(279,700)	(715,400)

Pro forma net income (loss) for basic computation	(165,300)	1,552,953

Net income, as reported	114,400	2,268,353
Deduct: Total share-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(279,700)	(715,400)
Add: After-tax interest expense and other from 4%
convertible senior subordinated notes due 2013 *	—	—

Pro forma net income (loss) for diluted computation	(165,300)	1,552,953

Net income (loss) per share:
Basic- as reported	$ 0.01	$ 0.14

Basic- pro forma	$ (0.01)	$ 0.10

Diluted- as reported	$ 0.01	$ 0.14

Diluted- pro forma	$ (0.01)	$ 0.10

(a)	Amounts have been adjusted to reflect the provisions of SFAS No. 123R to conform to current presentation.
*	The add back of the after-tax interest expense and other from 4% convertible senior subordinated notes due 2013 was not included in the three and six months ended June 30, 2005 computation of pro forma diluted income per share because the effect would be anti-dilutive.

2. Impact on Cash Flows

        Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company realized a tax benefit from the exercise of stock options during the six months ended June 30, 2006 of $93,609.

3. Impact on Income Taxes

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective  tax rate increased from 39% in 2005 to an estimated 42% in 2006 since expensing qualified (incentive) stock options results in a permanent tax difference.

        Unvested options as of June 30, 2006, and changes in such options during the six month period then ended are summarized below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share

Unvested Balance, January 1, 2006	1,107,256	9.58
Granted	26,900	7.15
Vested	(39,839)	13.36
Canceled or forfeited	(53,744)	14.77

Unvested Balance, June 30, 2006	1,040,573	9.39

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of June 30, 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans is $7,099,000. This expense will be recognized over a weighted average period of 27 months, assuming no changes to the underlying assumptions. The total fair value of shares vested during the three months ended June 30, 2006 and June 30, 2005 was $347,000 and $414,000, respectively.

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

Note M – Related Party Transactions

Transactions With Shareholders and Officers

        The Company leases approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, an officer, a member of the Company’s Board of Directors and spouse of Daniel Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional five years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $156,000 and $149,000 for the three months ended June 30, 2006 and 2005, respectively and $300,000 and $287,000 for the six months ended June 30, 2006 and 2005, respectively.

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

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial statements.

Note O – Commitments & Contingencies

1. Legal Proceedings

Contract Dispute

        In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of its own. An October 2006 trial date has been set with respect to this dispute. While the Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

Shareholder Lawsuits

        The Company, along with certain of the Company’s officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed their initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed their initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. Pursuant to a Consent Order, discovery in the state derivative action is stayed pending a decision on defendants’ motion to dismiss.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. After the Company and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. The Company and the individual defendants intend to file an initial response by or on September 8, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice.

        The Company expects to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of the Company’s management’s time and attention.

SEC Inquiry

        In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company’s stock price. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of the Company’s management team from normal business operations. During the second quarter 2006, the Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. Furthermore, we are implementing measures to remediate the material weaknesses described in our 2005 Form 10-K, our Form 10-Q/A for the first quarter ended March 31, 2006 and this Form 10-Q.

Potential Proxy Contest

        The Company received a letter, dated June 15, 2006, from a shareholder that currently holds approximately 9.7% of the Company’s outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of the Company’s 2006 Annual Meeting and the election of directors at that meeting.

        While the Company disagrees with the assertions set forth in the letter, in an effort to avoid the cost and burden of litigation, the Company has agreed to reschedule its Annual Meeting originally scheduled to occur on July 18, 2006. The Company has also agreed to reduce the number of directors constituting its Board of Directors from nine to eight members, effective as of the date of the rescheduled Annual Meeting. At the rescheduled Annual Meeting, the holders of the Company’s common stock voting separately as a class will be entitled to elect three directors and the holders of the Company’s Class B common stock voting separately as a class will be entitled to elect five directors, consistent with the Company’s Certificate of Incorporation and By-Laws.

        On June 21, 2006, this shareholder filed a complaint against the Company in the United States District Court for the District of Massachusetts, seeking the relief described and requested in the shareholder’s June 15, 2006 letter. The Company informed the shareholder that the complaint was moot in light of the actions the Company had taken described above. The shareholder dismissed the action on June 26, 2006.

        On July 20, 2006 the Company announced that it received a letter from the shareholder indicating its intention to nominate three directors for election at the Company’s 2006 annual meeting of shareholders: Douglas E. Linton, John S. Ross and Seth W. Hamot. The shareholder notified the Company that in the event the Nominating and Corporate Governance Committee decides not to accept these three individuals as part of the Company’s slate, it intends to nominate these individuals for election as directors and to solicit proxies for their election. In addition, such shareholder submitted a demand for the production of documents pursuant to Section 220 of the General Corporation Law of the State of Delaware. On August 8, 2006, this shareholder filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking, among other things, an order pursuant to Section 211 of the General Corporation Law of the State of Delaware directing the Company to call and hold an annual meeting of stockholders, at the earliest practicable date, but no later than October 1, 2006.

        The Company is evaluating these actions by the shareholder and will respond in due course. The Company expects to continue to incur expenses associated with this matter and it may divert the efforts and attention of the Company’s management team from normal business operations.

        The Company intends to hold its 2006 annual meeting of stockholders no later than the fourth quarter of 2006. The Company will file an amended notice of annual meeting and proxy statement with the SEC.

General Litigation

        The Company and its operating subsidiaries are parties to other routine actions and proceedings incidental to their business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company’s business, financial condition or results of operations. The Company discloses material amounts or ranges of reasonably possible losses in excess of recorded amounts. The Company accounts for legal fees as their services are incurred.

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

        Additionally, under the Agreement, the Company agreed to purchase exclusively from MediGene the active product ingredient, a mixture of green tea catechins, required for the Company’s commercialization of the products in the United States and have agreed to certain minimum purchase amounts contingent upon regulatory approval. Under the Agreement, the Company and MediGene will pursue the EGW Indication (as defined below), for which MediGene is obligated to pay all further development and registration costs. The Agreement further provides that the parties may engage in development and registration activities relating to products covered by the Agreement for indications other than the EGW Indication or new development which would extend the scope of the EGW Indication. If the parties mutually decide to pursue these other registration and development activities, the Company and MediGene will share the costs of such development and registration activities in varying percentages, depending on the indication sought and other circumstances. MediGene retains the rights to data generated under such activities for use outside the United States. Under the Agreement, if certain criteria are not met at various points along the development timeline for particular products, or if certain products being developed cease to have economic viability, each party has the right to cease its participation in and funding of the development and registration activities relating to that particular product.

        In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5,000,000 research and development payment during the First Quarter 2006. Additionally, if a product having an external genital wart and perianal wart indication to be applied three times per day (the “EGW Indication”) receives final regulatory approval, the Company will pay MediGene a milestone payment which, when added to the $5,000,000 already paid, will bring the aggregate milestones payable with respect to the EGW Indication to $19,000,000. The Agreement also contemplates additional milestone payments which, when added to the milestones payable with respect to the EGW Indication, could aggregate to a maximum of approximately $69,000,000. These milestones are dependent upon specific achievements in the product development and regulatory approval process of products under the Agreement for indications other than the EGW Indication (which could aggregate to a maximum of approximately $19,000,000 in milestones) and also based upon the Company’s net sales of all products under the Agreement, including sales relating to the EGW Indication (which could aggregate to a maximum of approximately $31,000,000 in milestones). The Company cannot provide any assurance that it will receive regulatory approval for any indication developed under the Agreement. In addition to these payments, the Company will also pay MediGene, with respect to each product, a product royalty based on a percentage (in the mid-teens) of net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. Thereafter, MediGene is entitled to a trademark royalty based on a percentage (in the low single digits) of net sales.

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

Note P – Senior Credit Facility

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

        Amounts outstanding under the New Facility accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit. At June 30, 2006, the effective interest rate accrued by the Company was 9.18%.

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

        As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, the Company triggered a default under the New Facility. On May 15, 2006, the Company received a waiver of this default from its lenders under the New Facility. In connection with this waiver, which also allowed the Company to continue outstanding LIBOR Rate Loans under the New Facility, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, the Company’s lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining the Company’s restricted cash and investments (which until the Company files its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrates compliance with the financial covenants in the New Facility, must be at least $45 million), allowing the Company to deliver to the lenders under the New Facility the Company’s 2006 annual budget by June 30, 2006 and allowing the Company to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of the Company’s initial $5 million payment to Medigene that the Company classified as an expense in accordance with GAAP. The Company’s lenders acknowledged that provided the Company file its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, the Company would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning May 1, 2006. The Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 19, 2006. The Company also filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 on June 23, 2006 (which was amended on its Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2006 on July 19, 2006) and provided its 2006 annual budget on June 30, 2006, resulting in a decrease to its restricted cash and investments of $20 million, from $45 million to $25 million.

        As of June 30, 2006, the Company has $74 million in borrowings under the New Facility’s term loan outstanding, no amounts under the New Facility’s revolving line of credit outstanding and approximately $72 million in cash and cash equivalents, short-term investments and restricted cash and investments.

        As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006 and May 15, 2006, the Company has classified as long-term liability $63 million that would have otherwise been shown as current as a result of the default.

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

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 or in this Form 10-Q under Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or contained or incorporated by reference in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to execute our Acquire, Enhance, Grow strategy;
•	our plans to launch new and enhanced products;
•	our ability to maintain or increase sales;
•	our ability to adequately estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to successfully implement life cycle management techniques;
•	our ability to secure regulatory consents and approvals, if necessary, for new products;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to react favorably to changes in governmental regulations affecting products we market;
•	our plans to pursue patents;
•	our ability to successfully compete in the marketplace;
•	our plans to maintain or expand the size of our sales force;
•	our earnings estimates and future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;

•	our ability to favorably resolve state and federal shareholder derivative, and federal securities class action, lawsuits;
•	our ability to reach a settlement or other resolution with one of our shareholders, which is seeking, among other things, to elect three directors at our 2006 annual meeting of stockholders;
•	our ability to file our required reports with the SEC in a timely manner;
•	our ability to remediate our material weaknesses in our internal controls;
•	the adequacy of our cash, cash equivalents and cash generated from operations to meet our working capital requirements for the next twelve months;
•	our ability to satisfy the covenants contained in our senior credit facility;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to refinance indebtedness, if required, and to comply with the terms and conditions of our other debt instruments; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q.

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

        Doak Dermatologics promotes our branded dermatologic and podiatric products, including our ADOXA®, SOLARAZE®, KERALACTM, ZODERM®, LIDAMANTLE®, ROSULA®, ZONALON® and SELSEB® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 129 representatives as of July 27, 2006. Kenwood Therapeutics promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA-Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of 50 representatives as of July 27, 2006. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALACTM, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, SELSEB®, ZONALON®, PAMINE®, ANAMANTLE®HC, FLORA-Q® and GLUTOFAC®-ZX.

        We have experienced generic competition against many of our products, including some ADOXA®, KERALACTM, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE®HC products. As a result of generic competition, the execution of Distribution and Service Agreements with two wholesale customers in 2005 and a change in these customers’ market dynamics, we experienced an increase in product returns from our customers.

        We entered into Distribution and Service Agreements (“DSAs”) with two of our major customers, McKesson and Cardinal. DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, we entered into DSAs with Cardinal and McKesson during 2005, which DSAs had effective dates during 2004. The terms of the DSAs require us to pay fees to Cardinal and McKesson which fees are offset by any price appreciation of the inventory that Cardinal and McKesson have on-hand and also by any discounts that we give to Cardinal and McKesson for new product promotions. In return for this “fee,” Cardinal and McKesson are obligated to maintain their respective inventory levels of our products to the agreed upon months-on-hand and to provide us with monthly inventory and sales reports.

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry. During the second quarter 2006, the Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. Furthermore, we are implementing measures to remediate the material weaknesses described in our 2005 Form 10-K, our Form 10-Q/A for the first quarter ended March 31, 2006 and this Form 10-Q.

        We are also party to a federal securities class action lawsuit and federal and state shareholder derivative lawsuits which have arisen as a consequence of the SEC inquiry and restatement of our financial results for the quarter ended September 30, 2004.

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG. Under the Agreement, MediGene has granted us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including but not limited to external genital warts, perianal warts and actinic keratosis (See Note O.2 To the Financial Statements). In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5 million research and development payment during the First Quarter 2006.

Recent Developments

        We received a letter, dated June 15, 2006, from a shareholder that currently holds approximately 9.7% of our outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of our 2006 Annual Meeting and the election of directors at that meeting.

        While we disagree with the assertions set forth in the letter, in an effort to avoid the cost and burden of litigation, we have agreed to reschedule our Annual Meeting originally scheduled to occur on July 18, 2006. We have also agreed to reduce the number of directors constituting our Board of Directors from nine to eight members, effective as of the date of the rescheduled Annual Meeting. At the rescheduled Annual Meeting, the holders of our common stock voting separately as a class will be entitled to elect three directors and the holders of our Class B common stock voting separately as a class will be entitled to elect five directors, consistent with our Certificate of Incorporation and By-Laws.

        On June 21, 2006, this shareholder filed a complaint against us in the United States District Court for the District of Massachusetts, seeking the relief described and requested in the shareholder’s June 15, 2006 letter. We informed the shareholder that the complaint was moot in light of the actions the Company had taken described above. The shareholder dismissed the action on June 26, 2006.

        On July 20, 2006 we announced that we received a letter from the shareholder indicating its intention to nominate three directors for election at our 2006 annual meeting of shareholders: Douglas E. Linton, John S. Ross and Seth W. Hamot. The shareholder notified us that in the event our Nominating and Corporate Governance Committee decides not to accept these three individuals as part of our slate, it intends to nominate these individuals for election as directors and to solicit proxies for their election. In addition, such shareholder submitted a demand for the production of documents pursuant to Section 220 of the General Corporation Law of the State of Delaware. On August 8, 2006, this shareholder filed a complaint against us in the Court of Chancery of the State of Delaware seeking, among other things, an order pursuant to Section 211 of the General Corporation Law of the State of Delaware directing us to call and hold an annual meeting of stockholders, at the earliest practicable date, but no later than October 1, 2006.

        We are evaluating these actions by the shareholder and will respond in due course. We expect to continue to incur expenses associated with this matter and it may divert the efforts and attention of our management team from normal business operations.

        We intend to hold our 2006 annual meeting of stockholders no later than the fourth quarter of 2006. We will file an amended notice of annual meeting and proxy statement with the SEC. Stockholders are urged to read the amended notice of annual meeting and proxy statement and any other relevant documents filed with the SEC when they become available because they will contain important information.

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Gross profit	84.5%	85.3%	85.0%	85.0%
Operating expenses	59.4%	80.4%	69.2%	75.0%
Operating income	25.1%	4.9%	15.8%	10.0%
Interest income	1.7%	1.9%	1.4%	1.5%
Interest expense	5.6%	6.1%	5.8%	5.5%
Income tax expense	8.9%	0.3%	4.8%	2.3%

Net income (loss)	12.3%	0.4%	6.6%	3.7%

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

        NET SALES for the three months ended June 30, 2006 were $37,150,000, representing an increase of $8,960,000, or approximately 31.8%, from $28,190,000 for the three months ended June 30, 2005. The following table sets forth certain net sales data for the periods indicated.

	Three Months Ended June 30,
Therapeutic Category by Company	2006	2005	Increase/ (Decrease)
Dermatology & Podiatry *
Doak Dermatologics *
Keratolytic	$ 6,041,322	$ 5,655,332	$ 385,990
Acne/Rosacea *	12,675,230	10,926,671	1,748,559
Actinic Keratoses *	5,936,058	2,709,799	3,226,259
Anesthetics *	1,157,454	2,228,742	(1,071,288)
Scalp	395,947	490,812	(94,865)
Cosmeceuticals *	1,032,105	1,327,492	(295,387)
Authorized Generic *	455,349	—	455,349
Other	87,637	26,171	61,466

Total Doak Dermatologics (Dermatology & Podiatry)	27,781,102	23,365,019	4,416,083

Kenwood Therapeutics
Gastrointestinal	7,839,371	3,508,789	4,330,582
Respiratory	1,035,054	985,191	49,863
Nutritional	444,384	258,344	186,040
Other	49,848	72,436	(22,588)

Total Kenwood Therapeutics	9,368,657	4,824,760	4,543,897

Total Bradley Pharmaceuticals, Inc.	$37,149,759	$28,189,779	$ 8,959,980

*	Includes Bioglan Pharmaceuticals Corp.

        For the three months ended June 30, 2006, Doak Dermatologics’ Net Sales were $27,781,000, representing an increase of $4,416,000, or approximately 19%, from $23,365,000 for the three months ended June 30, 2005. The increase in Net Sales was led by the actinic keratoses line of products of $3,226,000, the acne/rosacea line of products of $1,749,000 and authorized generics of $455,000, which were partially offset by a decline in anesthetics of $1,071,000. The actinic keratoses products’ increase was solely led by an increase in SOLARAZE® of $3,226,000, the acne/rosacea products’ increase was led by new product sales of ADOXA® 150mg tablets (launched in the Fourth Quarter 2005) of $6,833,000, which was partially offset by a decrease, due to generic competition, in ADOXA® 50mg, 75mg and 100mg tablets of $2,884,000, ROSULA® AQUEOUS GEL of $539,000 and ZODERM® of $1,661,000. The authorized generics’ increase of $455,000 was from our authorized generic agreement with Par Pharmaceuticals, Inc. The anesthetics decrease was led by a decline in ZONALON® of $639,000 and LIDAMANTLE® of $432,000. The keratolytics line increase was led by new product sales of KERALACTM NAILSTIK (launched in the Third Quarter 2005) of $2,573,000 and KERALACTM Ointment (launched in the Fourth Quarter 2005) of $2,257,000. The increase in the keratolytic line was offset by decreases in CARMOL® products of $1,112,000, KERALACTM Cream of $2,071,000, KERALACTM Lotion of $402,000 and KERALACTM GEL of $859,000.

        For the three months ended June 30, 2006, Kenwood Therapeutics’ Net Sales were $9,369,000, representing an increase of $4,544,000, or approximately 94%, from $4,825,000 for the three months ended June 30, 2005. The increase in Net Sales was led by the gastroenterology line of products of $4,331,000. The gastroenterology products’ increase was led by new product sales of ANAMANTLE® HC FORTE (launched in the Third Quarter 2005) of $2,022,000 and ANAMANTLE® HC GEL (launched in the Second Quarter 2006) of $733,000 and an increase in PAMINE® of $1,558,000.

        Net Sales during the three months ended June 30, 2006 and June 30, 2005 were negatively impacted primarily by an increase in generic or therapeutically equivalent products competing on price. In particular, the Second Quarter 2006 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALACTM GEL and KERALACTM LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005) and the recently announced threat of generic competition for ADOXA® 75mg tablets, ANAMANTLE® HC FORTE, KERALACTM NAILSTIK and KERALACTM OINTMENT. As a result of the generic competition noted above, we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.

        Net sales during the three months ended June 30, 2005 were negatively impacted by the DSA’s. We, and the wholesale customers, agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, during the three months ended June 30, 2005, the DSA’s contributed to decreased Net Sales.

        As noted above, some of the increases in our Net Sales for the Second Quarter 2006 were the result of new product launches. Further, some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of June 30, 2006, we had $1,458,000 of orders on backorder as a result of us being out of stock, which we expect to be shipped and recognized in subsequent quarters.

        Our gross prescription demand, based upon information received from Wolters Kluwer, for the Second Quarter 2006, was approximately $47 million. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the Second Quarter 2006, were approximately $44 million. The approximate $3 million difference between gross prescription demand and our gross prescription sales was primarily due to timing of customer purchases and Wolters Kluwer’s projected gross prescription demand was calculated based upon retail sale values.

        The following table summarizes the changes in the return reserve during the three months ended June 30:

	Three Months Ended
	2006	2005
Return reserve at March 31,	$ 27,550,306	$ 25,582,960
Product returns	(8,519,809)	(3,254,557)
Provision	8,026,327	2,965,075

Return reserve at June 30,	$ 27,056,824	$ 25,293,478

        As of June 30, 2006, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.4 months. After applying the June 30, 2006 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.5 months.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in Net Sales from our products. If Net Sales of KERALACTM, ADOXA®, SOLARAZE®, ZODERM®, ROSULA®, ANAMANTLE®HC, PAMINE® or other Company products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those Net Sales, our Net Sales and profitability would decrease.

        COST OF SALES for the three months ended June 30, 2006 were $5,761,000, representing an increase of $1,614,000, or approximately 38.9%, from $4,147,000 for the three months ended June 30, 2005 primarily due to an increase in sales. The gross profit percentage for the three months ended June 30, 2006 was 84.5% in comparison to 85.3% for the same period of the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2006 were $19,038,000, representing a decrease of $937,000, or 4.7%, compared to $19,975,000 for the same period in the prior year. The decrease in selling, general and administrative expenses reflects decreased spending on advertising and promotional costs, and professional fees primarily related to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The decrease was partially offset by a non-cash compensation expense of $922,000 related to the adoption of SFAS No. 123R. The following table sets forth the increase (decrease) in certain expenditures:

Change from the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005
Advertising and Promotional Costs	(970,000)
Professional Fees	(1,471,000)
Share-Based Compensation Expense	922,000
Other	582,000

        During the three months ended June 30, 2005, the Company expensed $1,939,000 in professional fees relating to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 51.2% for the three months ended June 30, 2006, representing a decrease of 19.7 percentage points compared to 70.9% for the same period the prior year. The decrease in the percentage was primarily a result of decreased spending on sales and marketing and professional fees without a proportionate decrease in Net Sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 2006 were $2,529,000, representing a decrease of $41,000 from $2,570,000 for the same period of the prior year.

        RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 2006 were $508,000, representing an increase of $383,000, or 307.7%, compared to $125,000 for the same period in the prior year.

        LOSS ON INVESTMENT for the three months ended June 30, 2006 was zero in comparison to a loss on investment of $1,000 for the three months ended June 30, 2005.

        INTEREST INCOME for the three months ended June 30, 2006 was $633,000 representing an increase of $100,000 from the three months ended June 30, 2005.

        INTEREST EXPENSE for the three months ended June 30, 2006 was $2,084,000 representing an increase of $367,000 from the three months ended June 30, 2005. The increase in the interest expense was a result of our entering into the $110 million New Facility in November 2005, which has a higher interest rate than our previous credit facility.

        INCOME TAX EXPENSE for the three months ended June 30, 2006 was $3,302,000, representing an increase of $3,229,000 from the three months ended June 30, 2005. The increase in income tax expense was due to an increase in income before income tax expense. The effective tax rate used to calculate the income tax expense for the three months ended June 30, 2006 was approximately 42%. The effective tax rate used to calculate the income tax expense for the three months ended June 30, 2005 was approximately 39%. The increase in the effective tax rate was due to the adoption of SFAS No. 123R, which results in a permanent tax difference when expensing qualified (incentive) stock options.

        NET INCOME for the three months ended June 30, 2006 was $4,561,000, representing an increase of $4,447,000, or 3,887.2%, from $114,000 for the three months ended June 30, 2005. Net income as a percentage of Net Sales for the three months ended June 30, 2006 was 12.3%, representing an increase of 11.9 percentage points compared to 0.4% for the three months ended June 30, 2005. The increase in net income in the aggregate was principally due to an increase in Net Sales and a decrease in selling, general and administrative expenses.

        Doak’s net income for the three months ended June 30, 2006 was $3,550,000, representing an increase of $2,972,000, from net income of $578,000 for the three months ended June 30, 2005. The increase in Doak’s net income in the aggregate was principally due to an increase in Net Sales and a decrease in selling, general and administrative expenses. Kenwood’s net income for the three months ended June 30, 2006 was $1,011,000, representing an increase of $1,475,000 from a net loss of ($464,000) for the three months ended June 30, 2005. The increase in Kenwood’s net income in the aggregate was principally due to an increase in Net Sales and a decrease in selling, general and administrative expenses.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

        NET SALES for the six months ended June 30, 2006 were $71,903,000, representing an increase of $10,510,000, or approximately 17.1%, from $61,393,000 for the six months ended June 30, 2005. The following table sets forth certain net sales data for the periods indicated.

	Six Months Ended June 30,
Therapeutic Category by Company	2006	2005	Increase/ (Decrease)
Dermatology & Podiatry *
Doak Dermatologics *
Keratolytic	$11,976,574	$11,552,279	$ 424,295
Acne/Rosacea *	28,071,598	28,166,711	(95,113)
Actinic Keratoses *	10,042,630	4,338,449	5,704,181
Anesthetics *	2,570,189	3,362,484	(792,295)
Scalp	787,857	779,602	8,255
Cosmeceuticals *	2,170,121	2,584,607	(414,486)
Authorized Generic *	1,421,520	—	1,421,520
Other	143,443	54,373	89,070

Total Doak Dermatologics (Dermatology &
Podiatry)	57,183,932	50,838,505	6,345,427

Kenwood Therapeutics
Gastrointestinal	12,551,490	7,555,831	4,995,659
Respiratory	1,325,360	2,033,283	(707,923)
Nutritional	744,452	832,185	(87,733)
Other	97,883	132,776	(34,893)

Total Kenwood Therapeutics	14,719,185	10,554,075	4,165,110

Total Bradley Pharmaceuticals, Inc.	$71,903,117	$61,392,580	$ 10,510,537

*	Includes Bioglan Pharmaceuticals Corp.

        For the six months ended June 30, 2006, Doak Dermatologics’ Net Sales were $57,184,000, representing an increase of $6,345,000, or approximately 12%, from $50,839,000 for the six months ended June 30, 2005. The increase in Net Sales was led by the actinic keratoses line of products of $5,704,000 and authorized generics of $1,422,000, which was partially offset by a decline in anesthetics of $792,000. The actinic keratoses products’ increase was solely led by an increase in SOLARAZE® of $5,704,000 and the authorized generics’ increase of $1,422,000 was from our authorized generic agreement with Par Pharmaceuticals, Inc. The anesthetics decrease was led by a decline in ZONALON® of $596,000 and LIDAMANTLE® of $196,000. The acne/rosacea line of products had a decrease, due to generic competition, in ADOXA® 50mg, 75mg and 100mg tablets of $5,790,000, ZODERM® products of $1,989,000 and ROSULA® products of $1,796,000, which were partially offset by new product sales of ADOXA® 150mg tablets (launched in the Fourth Quarter 2005) of $9,480,000. The keratolytic line of products had new product sales of KERALACTM NAILSTIK (launched in the Third Quarter 2005) of $4,982,000 and KERALACTM Ointment (launched in the Fourth Quarter 2005) of $4,096,000. The increase in the keratolytic line was offset by decreases in CARMOL® products of $2,395,000, KERALACTM Cream of $2,760,000, KERALACTM Lotion of $1,479,000 and KERALACTM GEL of $2,019,000.

        For the six months ended June 30, 2006, Kenwood Therapeutics’ Net Sales were $14,719,000, representing an increase of $4,165,000, or approximately 39%, from $10,554,000 for the six months ended June 30, 2005. The increase in Net Sales was led by the by the gastroenterology line of products of $4,996,000, which was partially offset by a decrease in the respiratory line of products of $708,000. The gastroenterology products’ increase was led by new product sales of ANAMANTLE® HC FORTE (launched in the Third Quarter 2005) of $3,909,000 and ANAMANTLE® HC GEL (launched in the Second Quarter 2006) of $733,000, and an increase in PAMINE® of $1,093,000, which was partially offset by a decline in ANAMANTLE® HC 14 of $813,000. The respiratory products’ decrease was led by declines in DECONAMINE® of $593,000 and BRONTEX of $107,000.

        Net Sales during the six months ended June 30, 2006 and June 30, 2005 were negatively impacted primarily by an increase in generic or therapeutically equivalent products competing on price. In particular, the Second Quarter 2006 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALACTM GEL and KERALACTM LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005) and the recently announced threat of generic competition for ADOXA® 75mg tablets, ANAMANTLE® HC FORTE, KERALACTM NAILSTIK and KERALACTM OINTMENT. As a result of the generic competition noted above, we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.

        Net sales during the six months ended June 30, 2005 were negatively impacted by the DSA’s. We, and the wholesale customers, agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, during the six months ended June 30, 2005, the DSA’s contributed to decreased Net Sales.

        As noted above, some of the increases in our Net Sales for the six months ended June 30, 2006 were the result of new product launches. Further, some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of June 30, 2006, we had $1,458,000 of orders on backorder as a result of us being out of stock, which we expect to be shipped and recognized in subsequent quarters.

        Our gross prescription demand, based upon information received from Wolters Kluwer, for the six months ended June 30, 2006, was approximately $95 million. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the six months ended June 30, 2006, were approximately $88 million.

The approximate $7 million difference between gross prescription demand and our gross prescription sales was primarily due to timing of customer purchases and Wolters Kluwer’s projected gross prescription demand was calculated based upon retail sale values.

        The following table summarizes the changes in the return reserve during the six months ended June 30:

	Six Months Ended
	2006	2005
Return reserve at January 1,	$ 24,934,082	$ 24,074,511
Product returns	(14,542,566)	(6,486,222)
Provision	16,665,308	7,705,189

Return reserve at June 30,	$ 27,056,824	$ 25,293,478

        As of June 30, 2006, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.4 months. After applying the June 30, 2006 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.5 months.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in Net Sales from our products. If Net Sales of KERALACTM, ADOXA®, SOLARAZE®, ZODERM®, ROSULA®, ANAMANTLE®HC, PAMINE® or other Company products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those Net Sales, our Net Sales and profitability would decrease.

        COST OF SALES for the six months ended June 30, 2006 were $10,766,000, representing an increase of $1,577,000, or approximately 17.2%, from $9,189,000 for the six months ended June 30, 2005 primarily due to the increase in sales. The gross profit percentage for the six months ended June 30, 2006 was 85.0% in comparison to 85.0% for the same period of the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2006 were $38,932,000, representing a decrease of $1,665,000, or 4.1%, compared to $40,597,000 for the six months ended June 30, 2005. The decrease in selling, general and administrative expenses reflects decreased spending on advertising and promotional costs, and professional fees primarily related to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The decrease was partially offset by a non-cash compensation expense of $1,849,000 related to the adoption of SFAS No. 123R and $1,050,000 related to salary and salary related expenses.

The following table sets forth the increase (decrease) in certain expenditures:

Change from the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Advertising and Promotional Costs	(2,758,000)
Professional Fees	(2,744,000)
Share-Based Compensation Expense	1,849,000
Salary and Salary Related Expenses	1,050,000
Other	938,000

        During the six months ended June 30, 2005, the Company expensed $3,372,000, in professional fees relating to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 54.1% for the six months ended June 30, 2006, representing a decrease of 12.0 percentage points compared to 66.1% for the six months ended June 30, 2005. The decrease in the percentage was primarily a result of decreased spending on sales and marketing and professional fees without the proportionate decrease in Net Sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the six months ended June 30, 2006 were $5,079,000, representing an increase of $36,000 from $5,043,000 for the six months ended June 30, 2005.

        RESEARCH AND DEVELOPMENT EXPENSES for the six months ended June 30, 2006 were $5,770,000, representing an increase of $5,389,000, or 1,412.8%, compared to $381,000 for the six months ended June 30, 2005. The increase in research and development expenses primarily relates to a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006.

        LOSS ON INVESTMENT for the six months ended June 30, 2006 was zero in comparison to a loss on investment of $4,000 for the six months ended June 30, 2005.

        INTEREST INCOME for the six months ended June 30, 2006 was $1,060,000, representing an increase of $150,000 from the six months ended June 30, 2005.

        INTEREST EXPENSE for the six months ended June 30, 2006 was $4,198,000, representing an increase of $832,000 from the six months ended June 30, 2005. The increase in the interest expense was a result of our entering into the $110 million New Facility in November 2005, which has a higher interest rate than our previous credit facility.

        INCOME TAX EXPENSE for the six months ended June 30, 2006 was $3,451,000, representing an increase of $1,995,000 from the six months ended June 30,

2005. The increase in income tax expense was due to an increase in income before income tax expense. The effective tax rate used to calculate the income tax expense for the six months ended June 30, 2006 was approximately 42%. The effective tax rate used to calculate the income tax expense for the six months ended June 30, 2005 was approximately 39%. The increase in the effective tax rate was due to the adoption of SFAS No. 123R, which results in a permanent tax difference when expensing qualified (incentive) stock options.

        NET INCOME for the six months ended June 30, 2006 was $4,767,000, representing an increase of $2,499,000, or 110.1%, from $2,268,000 for the six months ended June 30, 2005. Net income as a percentage of Net Sales for the six months ended June 30, 2006 was 6.6%, representing an increase of 2.9 percentage points compared to 3.7% for the six months ended June 30, 2005. The increase in net income in the aggregate was principally due to an increase in Net Sales and a decrease in selling, general and administrative expenses partially offset by a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006 and an increase in our interest expense.

        Doak’s net income for the six months ended June 30, 2006 was $3,856,000, representing an increase of $844,000, from net income of $3,012,000 for the six months ended June 30, 2005. The increase in Doak’s net income in the aggregate was principally due to an increase in Net Sales and a decrease in selling, general and administrative expenses partially offset by a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006. Kenwood’s net income for the six months ended June 30, 2006 was $911,000, representing an increase of $1,654,000, from a net loss of ($743,000) for the six months ended June 30, 2005. The increase in Kenwood’s net income in the aggregate was principally due to an increase in Net Sales and a decrease in selling, general and administrative expenses.

Off Balance Sheet Arrangements

As of June 30, 2006, we did not have any off balance sheet arrangements.

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

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delayed the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. We have adopted SFAS No. 123R in the first interim period of fiscal 2006 using the modified prospective method, see Note L to the Financial Statements.

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

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of

FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial statements.

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments were $71,674,000 at June 30, 2006 and $64,799,000 at December 31, 2005. Cash provided by operating activities for the six months ended June 30, 2006 was $11,295,000. The sources of cash primarily resulted from net income of $4,767,000 (after a $5,000,000 research and development payment to Medigene) plus non-cash charges for depreciation and amortization of $5,079,000; non-cash charges for amortization of deferred financing costs of $651,000; non-cash share based compensation expense of $1,849,000; an increase in allowance for doubtful accounts of $201,000; an increase of deferred tax assets of $864,000; a decrease in prepaid income taxes of $2,325,000; a decrease in prepaid expenses and other of $98,000; and an increase in the return reserve of $2,123,000, primarily due to applying the current product historic return rate to gross sales during the six months ended June 30, 2006. The sources of cash were partially offset by a decrease in the rebate reserve of $1,597,000, primarily attributable to a shift of patient medical coverage from Medicaid to Medicare Part D, effective January 1, 2006, which has a lower rebate; a decrease in the inventory valuation reserve of $177,000; an increase in accounts receivable of $1,427,000; an increase in inventories of $91,000; a decrease in accounts payable of $1,942,000 due to timing of vendor payments; a decrease in accrued expenses of $956,000; and a decrease in fee-for-service under a DSA of $473,000.

        Cash provided by investing activities for the six months ended June 30, 2006 was $14,827,000, primarily resulting from the release of a restriction of cash from entering into the $110 million credit facility, partially offset by the purchase of property and equipment of $41,000.

        Cash used in financing activities for the six months ended June 30, 2006 was $4,381,000, resulting from the scheduled payments of $4,000,000 under our New Facility (as described below) term note; payment of notes payable of $9,000; and payment of deferred financing costs associated with the $110 million New Facility of $520,000; partially offset by proceeds from the exercise of stock options of $54,000 and a tax benefit due to exercise of non-qualified options of $94,000.

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

        As of June 30, 2006, we had $30 million unused under the New Facility’s revolving line of credit, $74 million under the New Facility’s term loan was outstanding, no amounts under the revolving line of credit were outstanding and no defaults under the New Facility. Amounts outstanding under the New Facility accrue interest at our choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

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

        As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, we triggered a default under the New Facility. On May 15, 2006, we received a waiver of this default from our lenders under the New Facility. In connection with this waiver, which also allowed us to continue outstanding LIBOR Rate Loans under the New Facility, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, our lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining our restricted cash and investments (which until we file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrate compliance with the financial covenants in the New Facility, must be at least $45 million), allowing us to deliver to the lenders under the New Facility our 2006 annual budget by June 30, 2006 and allowing us to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of our initial $5 million payment to Medigene that we classified as an expense in accordance with GAAP. Our lenders acknowledged that provided we file our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, we would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning May 1, 2006. We filed our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 19, 2006. We also filed our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 on June 23, 2006 (which was amended on our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2006 on July 19, 2006) and provided our 2006 annual budget on

June 30, 2006, resulting in a decrease to our restricted cash and investments of $20 million, from $45 million to $25 million.

        Under our Collaboration and License Agreement with Medigene AG, we will be required to pay a milestone payment to Medigene in the amount of $14 million upon receiving regulatory approval for the external genital warts and perianal warts indication. Medigene AG has advised us that the Food and Drug Administration has extended the deadline for the completion of its review of the product treatment of external genital warts to October 31, 2006. We cannot provide assurance as to when or if we will receive regulatory approval for this indication under this Agreement.

        As of June 30, 2006, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases(a)	$110 million Senior Credit Facility	Other Debt	Minimum Inventory Purchases (b)

July 1, 2006 to
December 31, 2006	$ 994,368	$ 10,283	$ 5,000,000	$ 60,085	$ 859,042
Fiscal 2007	1,708,494	6,848	13,000,000	—	1,000,000
Fiscal 2008	1,341,139	1,879	17,000,000	—	1,100,000
Fiscal 2009	814,043	—	21,000,000	—	—
Fiscal 2010	41,983	—	18,000,000	—	—
Thereafter	—	—	—	—	—

	$4,900,027	$ 19,010	$74,000,000	$ 60,085	$2,959,042

(a)	Lease amounts include interest and minimum lease payments.
(b)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note I.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2005.

        We believe that our cash and cash equivalents and cash generated from operations together with funds available under the New Facility will be adequate to fund our current working capital requirements for at least the next twelve months. However, if we make or anticipate significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities.

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2006 and December 31, 2005, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the period from our fiscal year end, December 31, 2005, to the end of our second fiscal quarter, June 30, 2006, there have been no material changes in the information previously provided under “Part II, Item 7A: Qualitative and Quantitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

        The Audit Committee of the Board of Directors of the Company has reviewed this Quarterly Report on Form 10-Q.

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

        In connection with the preparation of the Form 10-Q for the period ended June 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2005 Form 10-K (the “2005 Form 10-K”), Item 4 to its Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2006 (the “2006 10-Q/A”) and outlined below. To date, the material weaknesses identified in the 2005 Form 10-K and the 2006 10-Q/A have not been fully remediated. Since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

        Management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006:

•	Information Technology Controls. Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 revealed a material weakness relating to our information technology controls. As such evaluation was completed in 2006, management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 also found a material weakness in this area. The material weakness as of December 31, 2005 related to inadequate controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures.

•	Financial Closing Process. During 2006, management also concluded that we did not adequately implement certain controls relating to our review and verification of internally prepared reports and analyses utilized in the financial closing process. In addition, we restated the previously issued financial statements for the three months ended March 31, 2006 as a result of our mistakenly accruing, as of March 31, 2006, interest expense which was actually already recorded and paid during the quarter ended March 31, 2006. We discovered this error during the financial closing process for the quarter ended June 30, 2006. The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. As such, management has identified a material weakness in our internal control over financial reporting relating to our financial closing process.

Remediation Steps to Address Material Weaknesses

        As described below, through June 30, 2006, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2005 Form 10-K and Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2006.

       Information Technology Controls

•	Implement controls, policies and procedures within our information technology department over the monitoring and management of computer systems access rights, as well as documentation and approvals of programming change requests and approval of the programming changes.

       Financial Closing Process

•	Created and filled a new Director of Finance position. The Director of Finance is responsible for overseeing the financial closing process;
•	Recruitment of additional personnel with accounting and finance backgrounds; and
•	Changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Changes in Internal Control Over Financial Reporting

        No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Contract Dispute

        In 2004, we were named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by us and seeking unspecified monetary damages. During 2005, we filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of our own. An October 2006 trial date has been set with respect to this dispute. We believe that we have meritorious defenses to the plaintiff’s allegations and valid bases to assert our counterclaims and demand for monetary damages.

Shareholder Lawsuits

        We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. We and the individual defendants filed our initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2005, the Court issued an order denying our motion to dismiss the federal securities class action lawsuit. We continue to dispute the allegations set forth in the class action lawsuit and intend to vigorously defend ourself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, Discovery in the federal securities class action lawsuit has begun.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. We and the individual defendants filed our initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. Pursuant to a Consent Order, discovery in the state derivative action is stayed pending a decision on defendants’ motion to dismiss.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against us and certain of our officers and directors. Service of process in this matter was accepted by us and the other defendants on April 26, 2006. After we and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. We and the individual defendants intend to file an initial response by or on September 8, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice.

        We expect to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of our management’s time and attention.

SEC Inquiry

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry relating to us to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. Since we cannot predict the outcome of this matter and its impact on us, we have made no provision relating to this matter in our financial statements. In addition, we expect to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of our management team from normal business operations. During the second quarter 2006, the Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. Furthermore, we are implementing measures to remediate the material weaknesses described in our 2005 Form 10-K, our Form 10-Q/A for the first quarter ended March 31, 2006 and this Form 10-Q.

Potential Proxy Contest

        We received a letter, dated June 15, 2006, from a shareholder that currently holds approximately 9.7% of our outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of our 2006 Annual Meeting and the election of directors at that meeting.

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

        On June 21, 2006, this shareholder filed a complaint against us in the United States District Court for the District of Massachusetts, seeking the relief described and requested in the shareholder’s June 15, 2006 letter. We informed the shareholder that the complaint was moot in light of the actions we had taken described above. The shareholder dismissed the action on June 26, 2006.

        On July 20, 2006 we announced that we received a letter from the shareholder indicating its intention to nominate three directors for election at our 2006 annual meeting of shareholders: Douglas E. Linton, John S. Ross and Seth W. Hamot. The shareholder notified us that in the event our Nominating and Corporate Governance Committee decides not to accept these three individuals as part of our slate, it intends to nominate these individuals for election as directors and to solicit proxies for their election. In addition, such shareholder submitted a demand for the production of documents pursuant to Section 220 of the General Corporation Law of the State of Delaware. On August 8, 2006, this shareholder filed a complaint against us in the Court of Chancery of the State of Delaware seeking, among other things, an order pursuant to Section 211 of the General Corporation Law of the State of Delaware directing us to call and hold an annual meeting of stockholders, at the earliest practicable date, but no later than October 1, 2006.

        We are evaluating these actions by the shareholder and will respond in due course. We expect to continue to incur expenses associated with this matter and it may divert the efforts and attention of our management team from normal business operations.

        We intend to hold our 2006 annual meeting of stockholders no later than the fourth quarter of 2006. We will file an amended notice of annual meeting and proxy statement with the SEC. Stockholders are urged to read the amended notice of annual meeting and proxy statement and any other relevant documents filed with the SEC when they become available because they will contain important information.

General Litigation

        We and our operating subsidiaries are parties to other routine actions and proceedings incidental to our business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on our business, financial condition or results of operations. We disclose material amounts or ranges of reasonably possible losses in excess of recorded amounts.

Item 1A. Risk Factors

Controversies or proceedings arising out of proposed shareholder-initiated proxy contest with respect to our annual meeting and the election of directors will cause us to incur substantial costs and could divert management’s attention and resources and have an adverse effect on our business.

        We received a letter, dated June 15, 2006, from a shareholder that currently holds approximately 9.7% of our outstanding common stock, which letter made certain assertions concerning federal securities laws and state corporate laws in connection with the timing of our 2006 Annual Meeting and the election of directors at that meeting. While we disagree with the assertions set forth in the letter, in an effort to avoid the cost and burden of litigation, we will reschedule our Annual Meeting originally scheduled to occur on July 18, 2006. We have also reduced the number of directors constituting our Board of Directors from nine to eight members, effective as of the date of the rescheduled Annual Meeting. At the rescheduled Annual Meeting, the holders of our common stock voting separately as a class will be entitled to elect three directors and the holders of our Class B common stock voting separately as a class will be entitled to elect five directors, consistent with our Certificate of Incorporation and By-Laws.

        On June 21, 2006, this shareholder filed a complaint against us in the United States District Court for the District of Massachusetts, seeking the relief described and requested in the shareholder’s June 15, 2006 letter. We informed the shareholder that the complaint was moot in light of the actions we had taken described above. The shareholder dismissed the action on June 26, 2006.

        On July 20, 2006 we announced that we received a letter from the shareholder indicating its intention to nominate three directors for election at our 2006 annual meeting of shareholders: Douglas E. Linton, John S. Ross and Seth W. Hamot. The shareholder notified us that in the event our Nominating and Corporate Governance Committee decides not to accept these three individuals as part of our slate, it intends to nominate these individuals for election as directors and to solicit proxies for their election. In addition, such shareholder submitted a demand for the production of documents pursuant to Section 220 of the General Corporation Law of the State of Delaware. On August 8, 2006, this shareholder filed a complaint against us in the Court of Chancery of the State of Delaware seeking, among other things, an order pursuant to Section 211 of the General Corporation Law of the State of Delaware directing us to call and hold an annual meeting of stockholders, at the earliest practicable date, but no later than October 1, 2006.

        We are evaluating these actions by the shareholder and will respond in due course. We have retained the services of various professionals to advise us on this matter, the costs of which may impact our future financial results. In addition, the uncertainty created by this or similar shareholder action could be disruptive to our operations, distract management, negatively impact our ability to attract and retain customers and could have a material adverse affect on our business, financial condition and results of operations.

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

        We did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures, and we have therefore identified a material weakness in our information technology general controls as of June 30, 2006. In addition, we did not adequately implement certain controls relating to our review and verification of internally prepared reports and analyses utilized in the financial closing process, and we have therefore identified a material weakness in our internal control over financial reporting relating to the financial closing process as of June 30, 2006. In particular, we had to restate our financial information for the first quarter as a result of our mistakenly accruing, as of March 31, 2006, interest expense that was actually already recorded and paid during the quarter ended March 31, 2006. The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our common stock since January 1, 20051:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan

January 1, 2005 to
January 31, 2005	14,000	$14.91	36,000	$7,377,290

February 1, 2005 to
June 30, 2006	—	N/A	—	$7,377,290

[1]	During September 2004, our previously announced program to repurchase up to $4 million of outstanding common stock expired. On October 27, 2004, we announced the approval by our Board of Directors of a program to repurchase up to $8 million of our common stock, which program expires on October 26, 2006. However, under the terms of our $110 million credit facility, aggregate repurchases of stock by us are limited to $3 million during the term of the facility, unless waived or amended. Stock repurchases under this program may be made from time to time, on the open market, in block transactions or otherwise, at the discretion of our management.

Item 3. Defaults Upon Senior Securities

        As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, we triggered a default under the $110 million New Facility. On May 15, 2006, we received a waiver of this default from our lenders under our New Facility. In connection with this waiver, which also allowed us to continue outstanding LIBOR Rate Loans under the New Facility, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, our lenders agreed to certain technical amendments to the New Facility clarifying Permitted Investments which can be utilized in determining our minimum cash balance (which, until we file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and demonstrate compliance with the financial covenants in the New Facility, must be at least $45 million), allowing us to deliver to the lenders our 2006 annual budget by June 30, 2006 and allowing us to calculate, for financial covenant purposes, consolidated EBITDA without giving effect to that portion of our initial $5 million payment to MediGene that we classify as an expense in accordance with GAAP. Our lenders acknowledged that provided we file our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC by May 31, 2006, we would not be required to pay default interest under the New Facility; otherwise, default interest would be payable on a retroactive basis beginning on May 1, 2006. The Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 19, 2006. We also filed our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 on June 23, 2006 (which was amended on our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March

31, 2006 on July 19, 2006) and provided our 2006 annual budget on June 30, 2006, resulting in a decrease to our restricted cash and investments of $20 million, from $45 million to $25 million.

        As of June 30, 2006, the Company has $74 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding.

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

BRADLEY PHARMACEUTICALS, INC.
(REGISTRANT)

Date: August 9, 2006	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

