Form 10-Q
period 2006-09-30
BRADLEY PHARMACEUTICALS INC
filed 2006-11-08
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

As of November 1, 2006, there were outstanding 15,998,026 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

BRADLEY PHARMACEUTICALS, INC.

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2006 (unaudited)
and December 31, 2005	3
Consolidated Statements of Income (unaudited) for the Three and
Nine Months Ended September 30, 2006 and 2005	5
Consolidated Statements of Cash Flows (unaudited) for the Nine
Months Ended September 30, 2006 and 2005	6
Notes to the Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	61
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	64
Item 1A. Risk Factors	67
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3. Defaults Upon Senior Securities	68
Item 4. Submission of Matters to a Vote of Security Holders	69
Item 5. Other Information	70
Item 6. Exhibits	70
SIGNATURES	71
CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$ 51,632,182	$ 19,798,728
Short-term investments	7,084,415	—
Accounts receivable, net	12,944,135	15,871,269
Inventories, net	7,771,090	6,895,208
Deferred tax assets	14,739,768	14,334,362
Prepaid expenses and other	1,905,801	1,493,867
Prepaid income taxes	2,340,279	6,653,425

Total current assets	98,417,670	65,046,859

Property and equipment, net	964,002	1,499,398
Intangible assets, net	144,371,203	151,354,333
Goodwill	27,478,307	27,478,307
Deferred financing costs, net	5,628,119	5,834,318
Restricted cash and investments	25,000,000	45,000,000
Other assets	16,229	16,229

Total assets	$301,875,530	$296,229,444

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

(Continued)

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 12,067,594	$ 9,075,781
Accounts payable	5,377,130	7,667,667
Accrued expenses	38,071,496	37,109,475

Total current liabilities	55,516,220	53,852,923

Long-term liabilities:
Long-term debt, less current maturities	60,007,054	69,011,998
Deferred tax liabilities	2,317,795	925,092

Total long-term liabilities	62,324,849	69,937,090

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
2,000,000; no shares issued	—	—
Common stock, $0.01 par value; authorized: 26,400,000
shares; issued and outstanding: 16,875,084 shares
at September 30, 2006 and 16,820,084 shares at
December 31, 2005	168,751	168,201
Class B common stock, $0.01 par value; shares authorized:
900,000; issued and outstanding: 429,752 shares at
September 30, 2006 and at December 31, 2005	4,298	4,298
Additional paid-in capital	137,291,499	134,254,460
Retained earnings	49,862,614	41,309,602
Accumulated other comprehensive loss	(1,521)	(5,950)
Treasury stock – common stock – at cost; 877,058 shares
at September 30, 2006 and December 31, 2005	(3,291,180)	(3,291,180)

Total stockholders’ equity	184,034,461	172,439,431

Total liabilities and stockholders’ equity	$ 301,875,530	$ 296,229,444

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$ 35,204,765	$ 41,045,301	$ 107,107,882	$ 102,437,881
Cost of sales(1)	5,725,395	5,913,926	16,491,794	15,102,767

	29,479,370	35,131,375	90,616,088	87,335,114

Selling, general and administrative	18,680,456	19,407,163	57,612,042	60,004,036
Research and development	339,630	814,757	6,109,971	1,196,183
Depreciation and amortization	2,498,676	2,570,220	7,578,150	7,612,761
Gain on sale of investments	—	(131,570)	—	(128,002)
Interest income	(701,133)	(478,355)	(1,761,586)	(1,389,256)
Interest expense	2,133,392	1,977,320	6,331,499	5,343,199

	22,951,021	24,159,535	75,870,076	72,638,921

Income before income tax expense	6,528,349	10,971,840	14,746,012	14,696,193
Income tax expense	2,742,000	4,290,000	6,193,000	5,746,000

Net income	$ 3,786,349	$ 6,681,840	$ 8,553,012	$ 8,950,193

Basic net income per common share	$ 0.23	$ 0.42	$ 0.52	$ 0.56

Diluted net income per common share	$ 0.23	$ 0.38	$ 0.52	$ 0.53

Shares used in computing basic net
income per common share	16,430,000	15,970,000	16,400,000	15,960,000

Shares used in computing diluted net
income per common share	16,540,000	18,170,000	16,520,000	18,160,000

(1)	Amounts exclude amortization of intangible assets related to acquired products.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005 (a)
Cash flows from operating activities:
Net income	$ 8,553,012	$ 8,950,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,578,150	7,612,761
Amortization of deferred financing costs	981,197	705,287
Deferred income taxes	987,297	3,885,493
Increase in allowance for doubtful accounts	576,308	1,157,861
Increase (decrease) in return reserve	599,974	(2,755,270)
Increase in inventory valuation reserve	121,306	523,078
Increase (decrease) in rebate reserve	(1,704,178)	1,787,755
Increase in fee-for-service	1,467,202	—
Non-cash share-based compensation expense	2,625,000	—
Gain on short-term investments	—	(128,002)
Changes in operating assets and liabilities:
Accounts receivable	883,624	(3,299,823)
Inventories	(997,188)	2,315,427
Prepaid expenses and other	(411,934)	(296,999)
Accounts payable	(2,290,537)	(822,970)
Accrued expenses	2,066,225	(670,878)
Prepaid income taxes	4,313,146	(6,564,546)

Net cash provided by operating activities	25,348,604	12,399,367
Cash flows from investing activities:
Sales of short-term investments- net	—	(1,181,113)
Release of a restriction of cash under the $110 million credit facility	12,920,014	—
Acquisition costs	—	(547,354)
Purchases of property and equipment	(59,622)	(539,560)

Net cash provided by (used in) investing activities	12,860,392	(2,268,027)
Cash flows from financing activities:
Payment of notes payable	(13,131)	(56,057)
Payment of term note	(6,000,000)	(11,250,000)
Proceeds from exercise of stock options and warrants	286,940	49,777
Tax benefit due to exercise of non-qualified options and warrants	125,649	76,568
Payment of deferred financing costs	(775,000)	—
Purchase of treasury shares	—	(208,805)
Distribution of treasury shares	—	32,888

Net cash used in financing activities	(6,375,542)	(11,355,629)

(Continued)

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005 (a)
Net increase (decrease) in cash and cash equivalents	31,833,454	(1,224,289)
Cash and cash equivalents at beginning of period	19,798,728	39,911,543

Cash and cash equivalents at end of period	$51,632,182	$ 38,687,254

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 5,305,198	$ 4,357,000

Income taxes	$ 780,190	$ 8,378,000

At September 30, 2006, the restricted cash and investments amounts consist entirely of short-term investments, see Note G. Additionally, $7,084,415 non-cash investment activity resulted from the release of short-term investments from restricted cash during the nine months ended September 30, 2006.

(a) As restated, see Note C.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Bradley Pharmaceuticals, Inc. and Subsidiaries (the "Company", “Bradley”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.

        The accounting policies followed by the Company are set forth in Note A of the Company's consolidated financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

        The results reported for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for a full year.

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

NOTE C - Restatement of the Classification of Auction Rate Municipal Bonds

        During the Fourth Quarter of fiscal 2005, the Company restated its auction rate municipal bonds to short-term investments available for sale. Previously, such investments had been classified as cash and cash equivalents. This restatement resulted from the Company’s interpretations regarding the application of FASB 95. The changed interpretation was based on the view that the legal maturity dates of these types of investments are generally outside the three-month term limitation specified in FASB 95. Previously, it was the Company’s view that auction rate securities satisfied the cash equivalents criteria of FASB 95 because of the short-term nature (i.e., less than 90 days) of reset periods available to investors. There is no impact from this restatement on the Company’s debt classification, working capital, net income or cash flows from operations or from financing activities. All amounts for prior periods have been restated to conform to this presentation. The Company made a corresponding adjustment of $16,095,000 to its Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, to reflect the net purchases of these securities as investing activities rather than as components of cash and cash equivalents.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Basic shares	16,430,000	15,970,000	16,400,000	15,960,000
Dilution:
Stock options and warrants	110,000	350,000	120,000	350,000
Convertible notes	—	1,850,000	—	1,850,000

Diluted shares	16,540,000	18,170,000	16,520,000	18,160,000

Net income as reported	$3,786,349	$6,681,840	$8,553,012	$8,950,193

After-tax interest expense and
other from convertible notes	—	253,979	—	761,937

Adjusted net income	$3,786,349	$6,935,819	$8,553,012	$9,712,130

Basic income per share	$0.23	$0.42	$0.52	$0.56

Diluted income per share	$0.23	$0.38	$0.52	$0.53

        In addition to stock options and warrants included in the above computation for the three and nine months ended September 30, 2006, options to purchase 1,403,901 shares of common stock at prices ranging from $12.86 to $27.12 per share were outstanding and not included for the purpose of calculating per share amounts for the three and nine months ended September 30, 2006, respectively. Further, in addition to stock options and warrants included in the above computation for the three and nine months ended September 30, 2005, options to purchase 656,569 and 659,236 shares of common stock at prices ranging from $11.45 to $27.12 and $11.18 to $27.12 per share were outstanding and not included, respectively. These options were excluded from the calculation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common shares or because of the anti-dilutive impact on the calculation of certain options associated with unrecognized compensation and related tax benefits.

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

Note E – Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income”, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$3,786,349	$6,681,840	$8,553,012	$8,950,193
Other comprehensive income:
Net unrealized gain on
available for sale securities	2,030	14,780	4,429	45,425

Comprehensive income	$3,788,379	$6,696,620	$8,557,441	$8,995,618

Note F – Business Segment Information

        The Company’s three reportable segments are Doak Dermatologics (dermatology and podiatry), which includes the previously reported Bioglan Pharmaceuticals Corp. (dermatology), Kenwood Therapeutics (gastrointestinal, respiratory, nutritional and other) and A.Aarons (generic), which began operations in the Second Quarter of 2006. Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology and A.Aarons products are the generic version of some of our Doak Dermatologics’ and Kenwood Therapeutics’ products.

        The Company previously reported Bioglan Pharmaceuticals Corp. as a separate reportable segment. Effective January 1, 2006, based upon the following, the Company started to report both Bioglan Pharmaceuticals Corp. and Doak Dermatologics as a single reportable segment, Doak Dermatologics:

1.	Bioglan Pharmaceuticals Corp. is now operated and managed within one management group as Doak Dermatologics. Accordingly, Bioglan Pharmaceuticals Corp.’s chief operating decision maker does not regularly review its operating results in order to make decisions about resources to be allocated solely to Bioglan Pharmaceuticals Corp.

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

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The reportable segments are distinct business units with no inter-segment sales. The following information about the three segments is for the three and nine months ended September 30, 2006 and 2005:

		Three Months Ended		Nine Months Ended
		September 30, 2006	September 30, 2005 (a)	September 30, 2006	September 30, 2005 (a)
	Net sales:
*	Doak Dermatologics, Inc.	$ 27,237,491	$ 34,032,217	$ 84,421,424	$ 84,870,723
	Kenwood Therapeutics	7,967,274	7,013,084	22,686,458	17,567,158
	A.Aarons	—	—	—	—

		$ 35,204,765	$ 41,045,301	$ 107,107,882	$ 102,437,881

	Depreciation and amortization:
*	Doak Dermatologics, Inc.	$ 2,225,610	$ 2,253,867	$ 6,718,024	$ 6,672,740
	Kenwood Therapeutics	273,066	316,353	860,126	940,021
	A.Aarons	—	—	—	—

		$ 2,498,676	$ 2,570,220	$ 7,578,150	$ 7,612,761

	Income (loss) before income tax (benefit):
*	Doak Dermatologics, Inc.	$ 6,346,083	$ 10,234,790	$ 12,992,734	$ 15,180,404
	Kenwood Therapeutics	304,661	737,050	1,875,673	(484,211)
	A.Aarons	(122,395)	—	(122,395)	—

		$ 6,528,349	$ 10,971,840	$ 14,746,012	$ 14,696,193

	Income tax expense (benefit):
*	Doak Dermatologics, Inc.	$ 2,665,000	$ 4,001,000	$ 5,457,000	$ 5,935,000
	Kenwood Therapeutics	128,000	289,000	787,000	(189,000)
	A.Aarons	(51,000)	—	(51,000)	—

		$ 2,742,000	$ 4,290,000	$ 6,193,000	$ 5,746,000

	Net income (loss):
*	Doak Dermatologics, Inc.	$ 3,681,083	$ 6,233,790	$ 7,535,734	$ 9,245,404
	Kenwood Therapeutics	176,661	448,050	1,088,673	(295,211)
	A.Aarons	(71,395)		(71,395)

		$ 3,786,349	$ 6,681,840	$ 8,553,012	$ 8,950,193

	Geographic information (net sales):
*	Doak Dermatologics, Inc.
	United States	$ 26,684,464	$ 33,422,474	$ 82,587,397	$ 82,681,494
	Other countries	553,027	609,743	1,834,027	2,189,229

		$ 27,237,491	$ 34,032,217	$ 84,421,424	$ 84,870,723

	Kenwood Therapeutics
	United States	$ 7,806,625	$ 6,936,284	$ 22,267,368	$ 17,270,992
	Other countries	160,649	76,800	419,090	296,166

		$ 7,967,274	$ 7,013,084	$ 22,686,458	$ 17,567,158

	A.Aarons
	United States	$ —	$ —	$ —	$ —
	Other countries	—	—	—	—

		$ —	$ —	$ —	$ —

	Net sales by category:
	Dermatology and podiatry	$ 27,237,491	$ 34,032,217	$ 84,421,424	$ 84,870,723
	Gastrointestinal	7,216,832	5,475,691	19,768,322	13,031,522
	Respiratory	452,760	1,028,227	1,778,120	3,061,510
	Nutritional and other	297,682	509,166	1,140,016	1,474,126

		$ 35,204,765	$ 41,045,301	$ 107,107,882	$ 102,437,881

		September 30, 2006	December 31, 2005
	Total Assets:
	Doak Dermatologics, Inc.	$174,895,905	$181,213,589
	Kenwood Therapeutics	5,308,773	6,013,657
	A.Aarons	379,923	—
**	Unallocated assets	121,290,929	109,002,198

		$301,875,530	$296,229,444

*	Includes Bioglan Pharmaceuticals Corp.

**	Unallocated assets include cash and cash equivalents, short-term investments, accounts receivable, deferred tax assets, prepaid expenses and other, prepaid income taxes, deferred financing costs and restricted cash and investments.
(a)	Certain amounts have been consolidated to be consistent with current period presentation.

        The Company records business segments’ sales and cost of goods sold by allocating to each business segment’s identifiable products. The Company allocates operating expenses that relate to the segments based upon the proportionate quarterly net sales of each segment. Accordingly, the operating expense allocation percentage used can differ between quarters and years depending on the segment’s proportionate share of net sales.

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

        The following is a summary of available-for-sale securities at September 30, 2006:

	Cost	Gross Unrealized Loss	Fair Value
Municipal bonds	$32,085,936	$ 1,521	$32,084,415

Total available-for-sale securities	$32,085,936	$ 1,521	$32,084,415

        During the three and nine months ended September 30, 2006, the Company had no gross realized gain or loss on investment. During the three and nine months ended September 30, 2005, the Company had gross realized gain on investment of $131,570 and $128,002, respectively. The net adjustment to unrealized gain during the three and nine months ended September 30, 2006 on available-for-sale securities included in stockholders’ equity totaled a gain of $2,030 and $4,429, respectively. The net adjustment to unrealized gain during the three and nine months ended September 30, 2005 on available-for-sale securities included in stockholders’ equity totaled a gain of $14,780 and $45,425, respectively. The Company views its available-for-sale securities as available for current operations.

        The Company had no held-to-maturity investments at September 30, 2006.

        The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2006, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$ 762,725	$ 719,415
Due after one year through two years	—	—
Due after two years	31,323,211	31,365,000

Total	$32,085,936	$32,084,415

        As a result of the Company filing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 on June 23, 2006 (which was amended on its Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2006 on July 19, 2006) and providing its 2006 annual budget on June 30, 2006 to the lenders under its $110 million credit facility (See Note P), a restriction on the Company’s ability to use its cash and investments decreased by $20 million, so that as of September 30, 2006, the Company had $25 million in restricted cash and investments.

Note H – Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesalers. Historically, the Company has not experienced significant credit losses on its accounts. The Company's three largest customers accounted for an aggregate of approximately 94% of gross trade accounts receivable at September 30, 2006 as follows: Cardinal 47%, McKesson 41%, and AmerisourceBergen Corporation 6%. The Company’s three largest customers accounted for an aggregate of approximately 90% of gross trade accounts receivable at December 31, 2005 as follows: Cardinal 50%, McKesson 33% and AmerisourceBergen Corporation 7%.

        In addition, the Company’s three largest customers accounted for 81% and 83% of gross sales for the three and nine months ended September 30, 2006 and 84% and 82% of gross sales for the three and nine months ended September 30, 2005, respectively. The following table presents a summary of gross sales to these customers, who are wholesalers, during the three and nine months ended September 30, 2006 and 2005 as a percentage of the Company's total gross sales:

	Three Months Ended		Nine Months Ended
Customer*	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
AmerisourceBergen Corp.	11%	8%	12%	14%
Cardinal Health, Inc.	36%	40%	39%	38%
McKesson Corporation	34%	36%	32%	30%

Total	81%	84%	83%	82%

*	No other customer had a percentage of the Company’s gross sales greater than 5% during the three and nine months ended September 30, 2006 and 2005, including Kinray, Inc.

        Accounts receivable balances at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Accounts receivable:
Trade	$17,134,392	$17,897,760
Other	435,786	612,034
Less allowances:
Chargebacks	107,525	134,886
Discounts	293,647	322,278
Fee-for-service	2,218,165	750,963
Doubtful accounts	2,006,706	1,430,398

Accounts receivable, net of allowances	$12,944,135	$15,871,269

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

        The Company has Distribution and Service Agreements (“DSAs”) with three of its major customers, McKesson, Cardinal and Kinray, Inc. DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, the Company entered into DSAs with Cardinal and McKesson during 2005, which DSAs had effective dates during 2004. The Company entered into a DSA with Kinray during the third quarter of 2006. The terms of the DSAs require the Company to pay fees to Cardinal, McKesson or Kinray, which fees are offset by any price appreciation of the inventory that Cardinal, McKesson or Kinray have on-hand and also by any discounts that the Company gives to Cardinal, McKesson and Kinray for new product promotions. In return, Cardinal, McKesson and Kinray are obligated to maintain their respective inventory levels of the Company’s products to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports. In addition, effective August 2006, the Company changed the shipping terms with these three wholesalers from FOB shipping point to FOB destination. As a result of this change in shipping terms, the Company did not record $196,000 of sales since these products were still in transit at September 30, 2006. Based upon these DSAs, the Company owes these customers, as of September 30, 2006, $2,218,165.

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

        Inventory balances at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Finished goods	$ 7,322,424	$ 5,877,815
Raw materials	1,901,425	2,348,846
Valuation reserve	(1,452,759)	(1,331,453)

Inventories, net	$ 7,771,090	$ 6,895,208

Note J – Accrued Expenses

        Accrued expenses balances at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Employee compensation	$ 1,997,566	$ 1,874,883
Rebate payable	1,768,735	55,504
Rebate liability	3,327,866	5,032,044
Deferred revenue	756,740	904,439
Return reserve	25,513,812	24,934,080
Legal and other settlement reserves	1,650,000	500,000
Royalty payable	1,398,369	1,427,895
Interest payable on term loan	872,275	879,878
Other	786,133	1,500,752

Accrued expenses	$38,071,496	$37,109,475

        The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to either rebate payable or rebate liability at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these managed care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves. The rebate liability principally represents the estimated claims for rebates owed to Medicaid and managed care providers but not yet received by the Company. The rebate payable represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by the Company.

        The legal and other settlement reserves represent a final settlement amount and the Company’s estimate for potential legal settlements discussed in Note O.1.

        The Company records an estimate for returns at the time of sale. The Company’s return policy typically allows returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. These amounts are deducted from the Company’s gross sales to determine the Company’s net sales. The Company’s estimates take into consideration both quantitative and qualitative information including, but not limited to, actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. The Company periodically reviews the reserves established for returns and adjusts them based on actual experience. If the Company over or under estimates the level of sales that will ultimately be returned, there may be a material impact to the Company’s financial statements.

Note K – Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2006 and December 31, 2005, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the projection of future taxable income changes in the future, the Company may be required to reduce deferred tax assets by a valuation allowance.

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective tax rate increased from 39% in 2005 to an estimated 42% in 2006 since expensing qualified (incentive) stock options results in a permanent tax difference.

        The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $1.4 million.

Note L – Incentive and Non-Qualified Stock Option Plan

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note H.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A summary of the Company’s stock option activity during the nine months ended September 30, 2006 is as follows:

	2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, January 1	1,875,089	$13.76

Granted	86,700	11.56
Exercised	(55,000)	5.22
Expired or forfeited	(151,889)	17.43

Outstanding, September 30	1,754,900	$13.90	6.23	$5,235,636

Vested and expected to vest, September 30	1,581,702	$13.79	6.09	$4,780,249
Exercisable, September 30	724,095	$13.68	3.56	$2,788,854

        During the nine month period ended September 30, 2006, there were 55,000 options exercised with a total intrinsic value of $319,560. During the nine months ended September 30, 2005, there were 36,250 options exercised with a total intrinsic value of $381,158. Additionally, the weighted average, grant date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was approximately $6.66 per share and $5.70 per share, respectively, using the Black-Scholes model.

        The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 and the Company’s prior pro-forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, expected volatility of the Company’s stock, the risk free rate of return, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of vesting periods. The expected volatility is derived from the historical volatility of the Company’s stock on the secondary markets. The risk-free interest rate is the yield from a treasury bond corresponding to the expected term of the option. Option forfeiture rates are based on the Company’s historical forfeiture rates. The Company has not paid dividends and does not expect to pay dividends in the near future.

        All options granted during the nine months ended September 30, 2006 and

September 30, 2005 were at or above the market price on the date of grant. The fair value of each option grant for the nine months ended September 30, 2006 and September 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.67%	5.00%
Expected option life in years
Directors and Officers	6.00	7.00
Others	4.50	5.00
Expected stock price volatility	65.0%	60.0%
Expected dividend yield	0.0%	0.0%

        Unvested options as of September 30, 2006, and changes in such options during the nine month period then ended are summarized below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share

Unvested Balance, January 1, 2006	1,107,256	9.58
Granted	86,700	6.66
Vested	(56,505)	12.79
Expired or forfeited	(106,646)	9.33

Unvested Balance, September 30, 2006	1,030,805	9.25

1. Impact on Net Income

        Our net income before tax for the three months ended September 30, 2006 and 2005 includes $776,000 ($665,000, or $0.04 per share on a fully diluted basis, net of tax) and $0, respectively, of total compensation cost for share-based payment arrangements, which was charged to selling, general and administrative expenses. Our net income for the nine months ended September 30, 2006 and 2005 includes $2,625,000 ($2,308,000, or $0.14 per share on a fully diluted basis, net of tax) and $0, respectively, of total compensation cost for share-based payment arrangements, which was charged to selling, general and administrative expenses. For the three and nine months ended September 30, 2006, the related income tax benefits of the compensation cost for share-based payment arrangements were $111,000 and $317,000, respectively.

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of September 30, 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans is $6,144,000. This expense will be recognized over a weighted average period of 25 months, assuming no changes to the underlying assumptions. The total fair value of shares vested during the three months ended September 30, 2006 and September 30, 2005 was $190,000 and $260,000, respectively.

        The following table shows the effect on results for the three and nine months ended September 30, 2005 as if we had applied the fair-value-based recognition provisions of SFAS No. 123R to measure stock-based compensation expense for the option grants:

	Three Months Ended September 30, 2005 (a)	Nine Months Ended September 30, 2005 (a)
Net income, as reported	$ 6,681,840	$ 8,950,193
Deduct: Total share-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(247,600)	(930,200)

Pro forma net income for basic computation	6,434,240	8,019,993

Net income, as reported	6,681,840	8,950,193
Deduct: Total share-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(247,600)	(930,200)
Add: After-tax interest expense and other from 4% convertible
senior subordinated notes due 2013	253,979	761,937

Pro forma net income for diluted computation	6,688,219	8,781,930

Net income per share:
Basic- as reported	$ 0.42	$ 0.56

Basic- pro forma	$ 0.40	$ 0.50

Diluted- as reported	$ 0.38	$ 0.53

Diluted- pro forma	$ 0.37	$ 0.48

(a)	Amounts have been adjusted to reflect the provisions of SFAS No. 123R to conform to current presentation.

2. Impact on Cash Flows

        Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company realized a tax benefit from the exercise of stock options during the nine months ended September 30, 2006 of $125,649.

3. Impact on Income Taxes

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective tax rate increased from 39% in 2005 to an estimated 42% in 2006 since expensing qualified (incentive) stock options results in a permanent tax difference.

Note M – Related Party Transactions

Transactions With Shareholders and Officers

        The Company leases approximately 33,000 square feet of office and warehouse space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2008, with a limited liability company (“LLC”) controlled by Daniel Glassman, the Company’s Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, a former officer, a former member of the Company’s Board of Directors and spouse of Daniel Glassman. The purpose of the LLC is to own and manage the property at 383 Route 46 West. At the Company’s option, the Company can extend the term of the lease for an additional five years beyond expiration. The lease agreement contractually obligates the Company to pay a 3% increase in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $157,000 and $148,000 for the three months ended September 30, 2006 and 2005, respectively and $457,000 and $436,000 for the nine months ended September 30, 2006 and 2005, respectively.

        See Note O.1 to the Financial Statements for settlement with an approximately 9.5% shareholder.

Note N - Recent Accounting Pronouncements

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

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

        In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating what impact, if any, the adoption of SAB No. 108 will have on its financial statements, and will include any effect in the Company’s annual financial statements for the year ended December 31, 2006.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

Note O - Commitments & Contingencies

1. Legal Proceedings

Contract Dispute

        In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of its own. A January 2007 trial date has been set with respect to this dispute. While the Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

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

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed their initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. After the Company and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. The Company and the individual defendants have filed a motion to dismiss the alleged derivative complaint in its entirety with prejudice.

        The Company expects to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of the Company’s management’s time and attention.

SEC Inquiry

        In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company’s stock price. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of the Company’s management team from normal business operations. During the Second Quarter 2006, the Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. Furthermore, the Company is implementing measures to remediate the material weaknesses described in its 2005 Form 10-K and our 2006 Form 10-Q filings.

Settlement of Proxy Contest

        On October 26, 2006, the Company entered into a global Settlement Agreement (“Settlement Agreement”) with Costa Brava Partnership III L.P., of which Roark, Rearden and Hamot, LLC (“RRH”) is its general partner, and Seth W. Hamot is the President of RRH (collectively, “Costa Brava”). The Settlement Agreement was executed prior to the close of the Company’s 2006 Annual Meeting of Stockholders. Costa Brava owns approximately 9.5% of the Company’s Common Stock.

        Under the terms of the Settlement Agreement, the Company and Costa Brava agreed that (1) based on the preliminary vote estimate at the Annual Meeting, as only Seth Hamot and Douglas Linton received the requisite common stockholder vote to be elected as directors, and in view of the withdrawal of John Ross as a nominee for director, Mr. Hamot and Mr. Linton will appoint William Murphy as the third common stockholder director; (2) in view of the preliminary vote estimate, the Company will separate the position of Chairman of the Board and Chief Executive Officer and will consider a proposal to eliminate the Company’s dual class stock structure, each to occur no later than the earlier of the Company’s 2007 annual meeting of stockholders or June 30, 2007; (3) Costa Brava will dismiss all pending litigation against the Company in

Delaware with prejudice; (4) the Company will pay Costa Brava $1.15 million in full settlement of all litigation claims, which amount was accrued as of September 30, 2006; and (5) Costa Brava will release the Company from all claims arising prior to the Settlement Agreement.

        At a meeting of the Board of Directors held on November 7, 2006, Mr. Hamot and Mr. Linton elected Mr. Murphy as the third common stock director. The Company paid Costa Brava the $1.15 million and on November 2, 2006, Costa Brava dismissed with prejudice all currently pending litigation against the Company in Delaware. The Company also recorded an additional $804,000 of expense for advisory and legal fees relating to the settlement of this matter and the proxy contest during the three and nine months ended September 30, 2006.

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

MediGene AG

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

        Additionally, under the Agreement, the Company agreed to purchase exclusively from MediGene the active product ingredient, a mixture of green tea catechins, required for the Company’s commercialization of the products in the United States and have agreed to certain minimum purchase amounts contingent upon regulatory approval. Under the Agreement, the Company and MediGene will pursue the EGW Indication (as defined below), for which MediGene is obligated to pay all further development and registration costs. The Agreement further provides that the parties may engage in development and registration activities relating to products covered by the Agreement for indications other than the EGW Indication or new development, which would extend the scope of the EGW Indication. If the parties mutually decide to pursue these other registration and development activities, the Company and MediGene will share the costs of such development and registration activities in varying percentages, depending on the indication sought and other circumstances. MediGene retains the rights to data generated under such activities for use outside the United States. Under the Agreement, if certain criteria are not met at various points along the development timeline for particular products, or if certain products being developed cease to have economic viability, each party has the right to cease its participation in and funding of the development and registration activities relating to that particular product.

        In the First Quarter 2006, the Company paid to MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5,000,000 research and development payment during the First Quarter 2006. Additionally, if a product having an external genital wart and perianal wart indication to be applied three times per day (the “EGW Indication”) receives final regulatory approval, the Company will pay MediGene a milestone payment that, when added to the $5,000,000 already paid, will bring the aggregate milestones payable with respect to the EGW Indication to $19,000,000. The Agreement also contemplates additional milestone payments that, when added to the milestones payable with respect to the EGW Indication, could aggregate to a maximum of approximately $69,000,000. These milestones are dependent upon specific achievements in the product development and regulatory approval process of products under the Agreement for indications other than the EGW Indication and also based upon the Company’s net sales of all products under the Agreement, including sales relating to the EGW Indication (which could aggregate to a maximum of approximately $31,000,000 in milestones). In addition to these payments, the Company will also pay MediGene, with respect to each product, a product royalty based on a percentage (in the mid-teens) of net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. Thereafter, MediGene is entitled to a trademark royalty based on a percentage (in the low single digits) of net sales.

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

        On October 31, 2006, the Company announced that it had been notified by MediGene AG that Medigene received FDA approval from the U.S. Food and Drug Administration (FDA) to market Polyphenon E® Ointment, 15%, a new drug indicated for the treatment of external genital and perianal warts and patented through 2017. The product, developed by MediGene AG, will be commercialized in the United States by the Company and is expected to launch during the second half of 2007. Since this product is covered by the Company’s collaboration and license agreement with MediGene AG, a $14 million milestone payment is due to MediGene AG from the Company. The Company expects to classify the $14 million payment as an intangible asset.

BioSante

        On November 7, 2006, the Company entered into an agreement with BioSante Pharmaceuticals to market its estradiol transdermal gel, Bio-E-Gel® (estradiol), in the United States. The US Food and Drug Administration (FDA) accepted the New Drug Application for Bio-E-Gel® for review in April 2006 and set the PDUFA date for mid-December 2006. If approved by the FDA, the Company will likely commercialize Bio-E-Gel® under a new trade name. The Company cannot provide any assurance that it will receive regulatory approval for any indication developed under the agreement with BioSante. Bio-E-Gel® is expected to be prescribed for the treatment of moderate-to-severe hot flashes in menopausal women and is expected to be available at several dosage levels. In consideration for the grant of the Company’s right to market Bio-E-Gel®, the Company will pay BioSante and its licensor for Bio-E-Gel® an aggregate of $3.5 million. In addition, the Company agreed to pay regulatory milestones between $10.0 million and $10.5 million, a royalty on net sales, and sales-based milestones.

Note P – Senior Credit Facility

        On November 14, 2005, the Company entered into a new $110 million credit facility, or the New Facility, with a syndicate of lenders again led by Wachovia Bank. The New Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The New Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. The New Facility was subsequently amended on January 26, May 15 and September 25, 2006, as described below.

        Amounts outstanding under the New Facility accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit. At September 30, 2006, the effective interest rate accrued by the Company was 9.43%.

        The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00 beginning with the fiscal quarter ended September 30, 2005; (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times; and (iv) upon receipt of the audited financial statements for the fiscal year ended 2004, pro forma for the Bioglan acquisition, consolidated EBITDA of at least $42.2 million. Further, the New Facility limits our ability to declare and pay cash dividends. As of September 30, 2006, the Company is in compliance with the financial covenants under the New Facility.

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

        On September 25, 2006, the Company entered into the Third Amendment (the “Amendment”) to the New Facility. The Amendment, among other things, permits the Company to repurchase up to $18 million of its outstanding common stock through March 31, 2007, and up to $3 million of its outstanding common stock during the remainder of the term of the New Facility. In addition, the Amendment allows the Company to exclude all such repurchases from the calculation of the consolidated fixed charge coverage ratio. The Amendment also amends the definition of Consolidated EBITDA to add back to Consolidated Net Income certain professional, advisor and legal fees and costs incurred in connection with the proxy contest or related litigation in an aggregate amount not to exceed $2 million and to permit other adjustments relating to the effects on the Company’s recording of in-transit customer purchases as sales resulting from changes in product shipping terms.

        As of September 30, 2006, the Company has $72 million in borrowings under the New Facility’s term loan outstanding, no amounts under the New Facility’s revolving line of credit outstanding and approximately $84 million in cash and cash equivalents, short-term investments and restricted cash and investments.

        As result of the refinancing on November 14, 2005 and the waiver of the defaults on January 26, 2006 and May 15, 2006, the Company has classified as a long-term liability $60 million at September 30, 2006 that would have otherwise been shown as current as a result of the default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion and analysis contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See also “Risk Factors” included in our Form 10-K for the year ended December 31, 2005 and this Form 10-Q.

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 or in this Form 10-Q under Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to strategically expand our Acquire, Enhance, Grow strategy to an in-license, develop and bring to market business model;
•	our plans to launch new and enhanced products, such as Polyphenon E® and Bio-E-Gel®;
•	our ability to maintain or increase sales;
•	our ability to adequately estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to successfully implement life cycle management techniques;
•	our ability to secure regulatory consents and approvals, if necessary, for new products;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to maintain adequate inventory levels;
•	our reliance on third party manufacturers and suppliers;
•	our ability to react to changes in governmental regulations affecting products we market;
•	our plans to pursue patents;
•	our ability to successfully compete in the marketplace particularly with generic competition;

•	our plans to maintain or expand the size of our sales force;
•	our earnings estimates and future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;
•	our ability to favorably resolve state and federal shareholder derivative and federal securities class action lawsuits;
•	our ability to file our required reports with the SEC in a timely manner;
•	our ability to remediate our material weaknesses in our internal controls;
•	our ability to satisfy the covenants contained in our senior credit facility;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to refinance indebtedness, if required; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q.

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,”“predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A of Part II of this Form 10-Q.

        No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

        We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in selected markets. We are currently expanding from an “acquire, enhance and grow” strategy to an “in-license, develop and bring-to-market” business model. In August 2006, we announced initiatives to enhance long-term shareholder value as part of the Company’s existing strategic plan to improve and expand product offerings, strengthen our financial profile, increase alignment with shareholders’ interests and focus intensely on operations. These initiatives include:

Improve and Expand Product Offerings:

•	In-license phase II and phase III drugs and develop and bring to market products with long-term intellectual property protection
•	Expand existing partnerships and joint venture relationships with biotechnology companies

•	Foster new strategic alliances that deliver a stronger product portfolio
•	Increase focus on research and development activities
•	Develop products organically with longer lifecycles
•	Extend indications for current product portfolio

Strengthen Financial Profile:

•	Continue to remediate all material weaknesses previously disclosed
•	Explore alternatives regarding existing indebtedness
•	Implement a cost reduction program

Increase Alignment with Shareholders’ Interests:

•	Actively explore initiatives to improve shareholder value
•	Communicate the Company’s existing strategic plan in appropriate forums
•	Participate in industry and analyst conferences
•	Conduct quarterly earnings conference calls

Focus Intensely on Operations:

•	Improve performance across field sales force
•	Establish enhanced goals and actions
•	Improve training and accountability throughout field operations

        We are comprised of Doak Dermatologics, specializing in therapies for dermatology and podiatry; Kenwood Therapeutics, providing gastroenterology, OBGYN, respiratory and other internal medicine brands; and A. Aarons, which markets authorized generic versions of Doak and Kenwood therapies.

        Doak Dermatologics promotes our branded dermatologic and podiatric products, including our ADOXA®, SOLARAZE®, KERALAC™, KEROL™, ZODERM®, LIDAMANTLE®, ROSULA®, ZONALON® and SELSEB® product lines, to dermatologists and podiatrists in the United States through its dedicated sales force of 125 representatives as of October 24, 2006. Kenwood Therapeutics promotes our branded gastrointestinal products, including ANAMANTLE®HC, PAMINE®, PAMINE® FORTE and FLORA-Q® to gastroenterologists and colon and rectal surgeons in the United States through its dedicated sales force of 48 representatives as of October 24, 2006. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products.

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

        We have Distribution and Service Agreements (“DSAs”) with three of our major customers, McKesson, Cardinal and Kinray. DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, we entered into DSAs with Cardinal and McKesson during 2005, which DSAs had effective dates during 2004 and with Kinray in the third quarter of 2006. The terms of the DSAs require us to pay fees to Cardinal, McKesson and Kinray which fees are offset by any price appreciation of the inventory that Cardinal, McKesson or Kinray have on-hand and also by any discounts that we give to Cardinal, McKesson or Kinray for new product promotions. In return, Cardinal, McKesson and Kinray are obligated to maintain their respective inventory levels of our products to the agreed upon months-on-hand and to provide us with monthly inventory and sales reports. In addition, effective August 2006, we changed the shipping terms with these three major wholesalers from FOB shipping point to FOB destination. As a result of this change in shipping terms, we did not record $196,000 of sales since these products were still in transit at September 30, 2006.

        We have experienced generic competition against many of our products, including some ADOXA®, KERALAC™, ZODERM®, LIDAMANTLE®, ROSULA®, and ANAMANTLE®HC products. As a result of generic competition, the execution of Distribution and Service Agreements and a change in these customers' market dynamics, we have experienced an increase in product returns from our customers.

        On October 26, 2006, we entered into a global Settlement Agreement (“Settlement Agreement”) with Costa Brava Partnership III L.P., of which Roark, Rearden and Hamot, LLC (“RRH”) is its general partner, and Seth W. Hamot is the President of RRH (collectively, “Costa Brava”). The Settlement Agreement was executed prior to the close of our 2006 Annual Meeting of Stockholders. Costa Brava owns approximately 9.5% of our Common Stock.

        Under the terms of the Settlement Agreement, we paid Costa Brava $1.15 million (accrued as of September 30, 2006 and paid in the fourth quarter 2006) in consideration of (i) the full settlement and costs of all litigation commenced by Costa Brava against us, and (ii) the mutual release by us and Costa Brava from all claims arising out of the Annual Meeting and proxy contest in connection with the Annual Meeting, the Delaware action (Costa Brava Partnership III, L.P. v. Bradley Pharmaceuticals, Inc., Civ. No. 2344-N (Del. Ch. New Castle County) (the “Delaware Action”)) and all other actions commenced, or any claims, whether asserted or unasserted as of October 26, 2006 against us prior to the Settlement Agreement. On November 2, 2006, Costa Brava dismissed with prejudice the Delaware Action and all of its currently pending litigation against us in Delaware.

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry. During the Second Quarter 2006, the Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. Furthermore, we are implementing measures to remediate the material weaknesses described in our 2005 Form 10-Kand our 2006 Form 10-Q filings.

        We are also party to a federal securities class action lawsuit and a federal shareholder derivative lawsuit, which have arisen as a consequence of the SEC inquiry and restatement of our financial results for the quarter ended September 30, 2004.

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG. Under the Agreement, MediGene has granted us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization, in the United States, as a prescription product, of any ointment or other topical formulation containing green tea catechins, developed pursuant to our agreement with MediGene, for the treatment of dermatological diseases in humans, including but not limited to external genital warts, perianal warts and actinic keratosis. In the First Quarter 2006, the Company paid to MediGene $5 million in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5 million research and development payment during the First Quarter 2006 (See Note O.2 to the Financial Statements).

        On October 31, 2006, we announced that we had been notified by MediGene AG that MediGene received FDA approval from the U.S. Food and Drug Administration (FDA) to market Polyphenon E® Ointment, 15%, a new drug indicated for the treatment of external genital and perianal warts and patented through 2017. The product, developed by MediGene AG, will be commercialized in the United States by us and is expected to launch during the second half of 2007. Since this product is covered by our collaboration and license agreement with MediGene AG, a $14 million milestone payment is due to MediGene AG from us. We expect to classify the $14 million payment as an intangible asset.

        On November 7, 2006, we entered into an agreement with BioSante Pharmaceuticals to market their estradiol transdermal gel, Bio-E-Gel® (estradiol), in the United States. The US Food and Drug Administration (FDA) accepted the New Drug Application for Bio-E-Gel®for review in April 2006 and set the PDUFA date for mid-December 2006. If approved by the FDA, we will likely commercialize Bio-E-Gel® under a new trade name. We cannot provide any assurance that we will receive regulatory approval for any indication developmed under the Agreement. Bio-E-Gel® is expected to be prescribed for the treatment of moderate-to-severe hot flashes in menopausal women and is expected to be available at serveral dosage levels. In consideration for the grant of our right to market Bio-E-Gel®, we will pay BioSante and its licensor for Bio-E-Gel® an aggregate of $3.5 million. In addition, we agreed to pay regulatory milestones between $10.0 million and $10.5 million, a royalty on net sales, and sales-based milestones.

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Gross profit	83.7%	85.6%	84.6%	85.3%
Operating expenses	61.1%	55.5%	66.6%	67.2%
Operating income	22.6%	30.1%	18.0%	18.1%
Interest income	2.0%	1.2%	1.6%	1.4%
Interest expense	6.1%	4.8%	5.9%	5.2%
Income tax expense	7.8%	10.5%	5.8%	5.6%

Net income	10.8%	16.3%	8.0%	8.7%

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

        NET SALES for the three months ended September 30, 2006 were $35,205,000, a decrease of $5,841,000, or approximately 14.2%, from $41,045,000 for the three months ended September 30, 2005. The following table sets forth certain net sales data for the periods indicated.

	Three Months Ended September 30,
Therapeutic Category by Company	2006	2005	Increase/ (Decrease)
Dermatology & Podiatry *
Doak Dermatologics *
Keratolytic	$ 4,705,628	$ 8,174,534	$(3,468,906)
Acne/Rosacea *	14,066,734	15,978,229	(1,911,495)
Actinic Keratoses *	5,912,122	5,343,543	568,579
Anesthetics *	935,956	2,684,364	(1,748,408)
Scalp	169,196	628,877	(459,681)
Cosmeceuticals *	1,052,102	1,178,582	(126,480)
Authorized Generic *	430,740	—	430,740
Other	(34,987)	44,088	(79,075)

Total Doak Dermatologics (Dermatology & Podiatry)	27,237,491	34,032,217	(6,794,726)

Kenwood Therapeutics
Gastrointestinal	7,216,832	5,475,689	1,741,143
Respiratory	452,760	1,028,227	(575,467)
Nutritional and Other	297,682	509,168	(211,486)

Total Kenwood Therapeutics	7,967,274	7,013,084	954,190
Total Bradley Pharmaceuticals, Inc.	$ 35,204,765	$41,045,301	$(5,840,536)

*	Includes Bioglan Pharmaceuticals Corp.

        For the three months ended September 30, 2006, Doak Dermatologics’ Net Sales were $27,237,000, representing a decrease of $6,795,000, or approximately 20%, from $34,032,000 for the three months ended September 30, 2005. The decrease in Net Sales was led by the keratolytics line of products of $3,469,000, the acne/rosacea line of products of $1,911,000 and the anesthetics line of products of $1,748,000, which were partially offset by an increase in the actinic keratoses line of products of $569,000 and authorized generics of $431,000. The keratolytic products’ decrease was due to decreases from generic competition in CARMOL® products of $3,925,000, KERALACTM Cream of $1,784,000, and KERALACTM GEL of $580,000, which was partially offset by new product sales of KERALACTM Ointment (launched in the Fourth Quarter 2005) of $1,672,000 and an increase in KERALACTM NAILSTIK of $974,000. The acne/rosacea products’ decrease was led by a decrease, due to generic competition, in ADOXA® 50mg, 75mg and 100mg tablets of $6,871,000, ROSULA® AQUEOUS GEL of $486,000, ROSULA® AQUEOUS CLEANSER of $379,000 and ZODERM® of $803,000, which was partially offset by an increase in new product sales of ADOXA® 150mg tablets (launched in the Fourth Quarter 2005) of $6,398,000. The anesthetics decrease was led by a decrease from generic competition in LIDAMANTLE® of $1,062,000 and a decline in ZONALON® of $686,000 due to the timing of purchases from the wholesalers and not being an actively promoted product. The authorized generics’ increase of $431,000 was from our authorized generic agreement with Par Pharmaceuticals, Inc. The actinic keratoses products’ increase was solely led by an increase in SOLARAZE® of $569,000.

        For the three months ended September 30, 2006, Kenwood Therapeutics’ Net Sales were $7,967,000, representing an increase of $954,000, or approximately 14%, from $7,013,000 for the three months ended September 30, 2005. The increase in Net Sales was led by an increase in the gastroenterology line of products of $1,741,000. The gastroenterology products’ increase was led by new product sales of ANAMANTLE® HC GEL (launched in the Second Quarter 2006) of $2,014,000 and increases in ANAMANTLE® HC FORTE of $286,000, ANAMANTLE® HC CREAM of $356,000 and FLORA-Q of $363,000, which was partially offset by a decrease in PAMINE® of $1,228,000 due to timing of purchases from wholesalers.

        Net Sales during the three months ended September 30, 2006, and September 30, 2005, were negatively impacted primarily by an increase in generic or therapeutically equivalent products competing on price. In particular, the Third Quarter 2006 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC™ GEL and KERALAC™ LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALACTM CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005), ADOXA® 75mg tablets (Third Quarter 2006), ANAMANTLE® HC FORTE (Third Quarter 2006), KERALACTM NAILSTIK (Third Quarter 2006) and KERALACTM OINTMENT (Third Quarter 2006). We expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.

        As noted above, some of the increases in our Net Sales for the Third Quarter 2006 were the result of new product launches. Further, some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of September 30, 2006, we had $551,000 of orders on backorder as a result of our being out of stock, which we expect to be shipped and recognized in subsequent quarters.

        During the three months ended September 30, 2006, we were negatively impacted by a provision for our fee-for-service under our DSAs of $2.2 million in comparison to zero for the same period the prior year due to our wholesale customers having adequate inventory appreciation in the prior period to offset the required fee-for-service pursuant to our DSAs.

        Our gross prescription demand, based upon information received from Wolters Kluwer, for the Third Quarter 2006, was approximately $49 million. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the Third Quarter 2006, were approximately $45 million. The approximate $4 million difference between gross prescription demand and our gross prescription sales was primarily due to timing of customer purchases and Wolters Kluwer’s projected gross prescription demand was calculated based upon retail sale values.

        The following table summarizes the changes in the return reserve during the three months ended September 30:

	Three Months Ended
	2006	2005
Return reserve at June 30,	$ 27,056,824	$ 25,293,478
Product returns	(7,539,482)	(4,237,519)
Provision	5,996,470	263,282

Return reserve at September 30,	$ 25,513,812	$ 21,319,241

        Our provision for returns for the three months ended September 30, 2006 increased in comparison to the same period last year primarily due to an increase in our actual product returns, resulting in higher actual return rates. In addition, the three months ended September 30, 2005 benefited from having more return reserves by product reaching our estimated maximum return exposure based upon our estimated level of product in the distribution channel.

        As of September 30, 2006, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.4 months. After applying the September 30, 2006 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.5 months.

        COST OF SALES (exclusive of amortization of intangible assets related to acquired products) for the three months ended September 30, 2006 were $5,725,000, representing a decrease of $189,000, or approximately 3.2%, from $5,914,000 for the three months ended September 30, 2005. The gross profit percentage for the three months ended September 30, 2006 was 83.7% in comparison to 85.6% for the same period of the prior year. The decrease in gross profit percentage was primarily due to an increase in the provision for returns and fee-for-service, decreasing our net sales.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2006 were $18,680,000, representing a decrease of $727,000, or 3.7%, compared to $19,407,000 for the same period in the prior year. The decrease in selling, general and administrative expenses reflects decreased spending on advertising and promotional costs, and on professional fees primarily related to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The decrease was partially offset by a non-cash compensation expense of $776,000 related to the adoption of SFAS No. 123R and legal and advisor fees and expenses of $1,954,000 relating to the proxy contest, which includes an accrual for the $1,150,000 settlement fee to Costa Brava. The following table sets forth the increase (decrease) in certain expenditures:

Change from the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005
Advertising and Promotional Costs	(2,587,000)
Salary and Salary-Related costs	856,000
Share-Based Compensation Expense	776,000
Other	228,000

        During the three months ended September 30, 2005, the Company expensed $1,545,000 in professional fees relating to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 53.1% for the three months ended September 30, 2006, representing an increase of 5.8 percentage points compared to 47.3% for the same period the prior year. The increase in the percentage was primarily a result of a decrease in Net Sales, partially offset by decreased spending on advertising and promotional costs.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended September 30, 2006 were $2,499,000, representing a decrease of $72,000 from $2,570,000 for the same period of the prior year.

        RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 2006 were $340,000, representing a decrease of $475,000, or 58.3%, compared to $815,000 for the same period in the prior year.

        GAIN ON INVESTMENT for the three months ended September 30, 2006 was zero in comparison to a gain on investment of $132,000 for the three months ended September 30, 2005.

        INTEREST INCOME for the three months ended September 30, 2006 was $701,000 representing an increase of $223,000 from the three months ended September 30, 2005 primarily due to higher cash, cash equivalents and short-term investments and higher interest rates.

        INTEREST EXPENSE for the three months ended September 30, 2006 was $2,133,000 representing an increase of $156,000 from the three months ended September 30, 2005. The increase in the interest expense was a result of our entering into the $110 million New Facility in November 2005, which has a higher interest rate than our previous credit facility.

        INCOME TAX EXPENSE for the three months ended September 30, 2006 was $2,742,000, representing a decrease of $1,548,000 from the three months ended September 30, 2005. The decrease in income tax expense was due to a decrease in taxable income. The effective tax rate used to calculate the income tax expense for the three months ended September 30, 2006 was approximately 42%. The effective tax rate used to calculate the income tax expense for the three months ended September 30, 2005 was approximately 39%. The increase in the effective tax rate was due to the adoption of SFAS No. 123R, which results in a permanent tax difference when expensing qualified (incentive) stock options.

        NET INCOME for the three months ended September 30, 2006 was $3,786,000, representing a decrease of $2,896,000, or 43.3%, from $6,682,000 for the three months ended September 30, 2005. Net income as a percentage of Net Sales for the three months ended September 30, 2006 was 10.8%, representing a decrease of 5.5 percentage points compared to 16.3% for the three months ended September 30, 2005. The decrease in net income in the aggregate was principally due to a decrease in Net Sales.

        Doak’s net income for the three months ended September 30, 2006 was $3,681,000, representing a decrease of $2,553,000, from net income of $6,234,000 for the three months ended September 30, 2005. The decrease in Doak’s net income in the aggregate was principally due to a decrease in Net Sales. Kenwood’s net income for the three months ended September 30, 2006 was $177,000, representing a decrease of $271,000 from net income of $448,000 for the three months ended September 30, 2005. The decrease in Kenwood’s net income in the aggregate was principally due to an increase in selling, general and administrative expenses.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

        NET SALES for the nine months ended September 30, 2006 were $107,108,000, representing an increase of $4,670,000, or approximately 4.6%, from $102,438,000 for the nine months ended September 30, 2005. The following table sets forth certain net sales data for the periods indicated.

	Nine Months Ended September 30,
Therapeutic Category by Company	2006	2005	Increase/ (Decrease)
Dermatology & Podiatry *
Doak Dermatologics *
Keratolytic	$ 16,682,202	$ 19,726,813	$(3,044,611)
Acne/Rosacea *	42,138,332	44,144,940	(2,006,608)
Actinic Keratoses *	15,954,752	9,681,992	6,272,760
Anesthetics *	3,506,145	6,046,848	(2,540,703)
Scalp	957,053	1,408,479	(451,426)
Cosmeceuticals *	3,222,223	3,763,190	(540,967)
Authorized Generic *	1,852,260	—	1,852,260
Other	108,457	98,461	9,996

Total Doak Dermatologics (Dermatology & Podiatry)	84,421,424	84,870,723	(449,299)

Kenwood Therapeutics
Gastrointestinal	19,768,322	13,031,520	6,736,802

Respiratory	1,778,120	3,061,510	(1,283,390)
Nutritional and Other	1,140,016	1,474,128	(334,112)

Total Kenwood Therapeutics	22,686,458	17,567,158	5,119,300
Total Bradley Pharmaceuticals, Inc.	$107,107,882	$102,437,881	$ 4,670,001

*	Includes Bioglan Pharmaceuticals Corp.

        For the nine months ended September 30, 2006, Doak Dermatologics’ Net Sales were $84,421,000, representing a decrease of $450,000, or approximately 1%, from $84,871,000 for the nine months ended September 30, 2005. The decrease in Net Sales was led by the keratolytics line of products of $3,045,000, the acne/rosacea line of products of $2,007,000 and the anesthetics line of products of $2,541,000, which were partially offset by an increase in the actinic keratoses line of products of $6,273,000 and authorized generics of $1,852,000. The keratolytic products’ decrease was led by decreases, due to generic competition, in CARMOL® products of $6,861,000, KERALACTM Cream of $4,544,000, KERALACTM Lotion of $1,325,000 and KERALACTM GEL of $2,600,000, which was partially offset by new product sales of KERALACTM Ointment (launched in the Fourth Quarter 2005) of $5,768,000 and an increase in KERALACTM NAILSTIK of $5,956,000. The acne/rosacea products’ decrease was led by a decrease, due to generic competition, in ROSULA®AQUEOUS GEL of $2,065,000, ROSULA® AQUEOUS CLEANSER of $2,095,000, ZODERM® of $2,792,000 and ADOXA® 50mg, 75mg and 100mg tablets of $12,661,000, which was partially offset by new product sales of ADOXA® 150mg tablets (launched in the Fourth Quarter 2005) of $15,878,000 and ROSULA® NS of $1,729,000. The anesthetics decrease was led by a decrease from generic competition in LIDAMANTLE® of $1,062,000 and a decline in ZONALON® of $1,282,000 due to the timing of purchases from the wholesalers and not being an actively promoted product. The authorized generics’ increase of $1,852,000 was from our authorized generic agreement with Par Pharmaceuticals, Inc. The actinic keratoses products’ increase was solely led by an increase in SOLARAZE® of $6,273,000.

        For the nine months ended September 30, 2006, Kenwood Therapeutics’ Net Sales were $22,687,000, representing an increase of $5,120,000, or approximately 29%, from $17,567,000 for the nine months ended September 30, 2005. The increase in Net Sales was led by the by the gastroenterology line of products of $6,737,000, which was partially offset by a decrease in the respiratory line of products of $1,283,000. The gastroenterology products’ increase was led by new product sales of ANAMANTLE® HC GEL (launched in the Second Quarter 2006) of $2,747,000 and an increase in ANAMANTLE® HC FORTE of $4,194,000, which was partially offset by a decline in ANAMANTLE® HC 14 of $867,000. The respiratory products’ decrease was led by declines in DECONAMINE® of $942,000 and TYZINE® of $382,000.

        Net Sales during the nine months ended September 30, 2006 and September 30, 2005 were negatively impacted primarily by an increase in generic or therapeutically equivalent products competing on price. In particular, the nine months ended September

30, 2006 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC™GEL and KERALAC™ LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005), ADOXA® 75mg tablets (Third Quarter 2006), ANAMANTLE® HC FORTE (Third Quarter 2006), KERALACTM NAILSTIK (Third Quarter 2006) and KERALACTM OINTMENT (Third Quarter 2006). As a result of the generic competition noted above, we expect our future sales of the above products to be negatively impacted by generic or therapeutically equivalent products.

        Net sales during the nine months ended September 30, 2005 were negatively impacted by the DSAs. We, and the wholesale customers, agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, during the nine months ended September 30, 2005, the DSAs contributed to decreased Net Sales.

        As noted above, some of the increases in our Net Sales for the nine months ended September 30, 2006 were the result of new product launches. Further, some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of September 30, 2006, we had $551,000 of orders on backorder as a result of us being out of stock, which we expect to be shipped and recognized in subsequent quarters.

        During the nine months ended September 30, 2006, we were negatively impacted by a provision for our fee-for-service under our DSAs of $2.7 million in comparison to zero for the same period the prior year due to our wholesale customers having adequate inventory appreciation in the prior period to offset the required fee-for-service pursuant to our DSAs.

        Our gross prescription demand, based upon information received from Wolters Kluwer, for the nine months ended September 30, 2006, was approximately $143 million. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the nine months ended September 30, 2006, were approximately $133 million. The approximate $10 million difference between gross prescription demand and our gross prescription sales was primarily due to timing of customer purchases and Wolters Kluwer’s projected gross prescription demand was calculated based upon retail sale values.

        The following table summarizes the changes in the return reserve during the nine months ended September 30:

	Nine Months Ended
	2006	2005
Return reserve at January 1,	$ 24,934,080	$ 24,074,511
Product returns	(22,082,048)	(10,723,741)
Provision	22,661,780	7,968,471

Return reserve at September 30,	$ 25,513,812	$ 21,319,241

        Our provision for returns for the nine months ended September 30, 2006 increased in comparison to the same period last year primarily due to an increase in our actual product returns, resulting in higher actual return rates. In addition, the nine months ended September 30, 2005 benefited from having more return reserves by product reaching our estimated maximum return exposure based upon our estimated level of product in the distribution channel.

        As of September 30, 2006, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.4 months. After applying the September 30, 2006 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.5 months.

        COST OF SALES (exclusive of amortization of intangible assets related to acquired products) for the nine months ended September 30, 2006 were $16,492,000, representing an increase of $1,389,000, or approximately 9.2%, from $15,103,000 for the nine months ended September 30, 2005 primarily due to the increase in sales. The gross profit percentage for the nine months ended September 30, 2006 was 84.6% in comparison to 85.3% for the same period of the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2006 were $57,612,000, representing a decrease of $2,392,000, or 4.0%, compared to $60,004,000 for the nine months ended September 30, 2005. The decrease in selling, general and administrative expenses reflects decreased spending on advertising and promotional costs, and professional fees primarily related to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The decrease was partially offset by a non-cash compensation expense of $2,625,000 related to the adoption of SFAS No. 123R, legal and advisor fees and expenses of $1,954,000 relating to the settlement of the proxy contest, which includes an accrual for the $1,150,000 settlement fee to Costa Brava and $1,864,000 related to salary and salary related expenses. The following table sets forth the increase (decrease) in certain expenditures:

Change from the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
Advertising and Promotional Costs	(5,345,000)
Professional Fees	(2,553,000)
Share-Based Compensation Expense	2,625,000
Salary and Salary Related Expenses	1,864,000
Other	1,017,000

        During the nine months ended September 30, 2005, the Company expensed $4,917,000 in professional fees relating to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 53.8% for the nine months ended September 30, 2006, representing a decrease of 4.8 percentage points compared to 58.6% for the nine months ended September 30, 2005. The decrease in the percentage was primarily a result of decreased spending on sales and marketing and professional fees without the proportionate decrease in Net Sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the nine months ended September 30, 2006 were $7,578,000, representing a decrease of $35,000 from $7,613,000 for the nine months ended September 30, 2005.

        RESEARCH AND DEVELOPMENT EXPENSES for the nine months ended September 30, 2006 were $6,110,000, representing an increase of $4,914,000, or 410.8%, compared to $1,196,000 for the nine months ended September 30, 2005. The increase in research and development expenses primarily relates to a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006.

        GAIN ON INVESTMENT for the nine months ended September 30, 2006 was zero in comparison to a gain on investment of $128,000 for the nine months ended September 30, 2005.

        INTEREST INCOME for the nine months ended September 30, 2006 was $1,762,000, representing an increase of $372,000 from the nine months ended September 30, 2005 primarily due to higher cash, cash equivalents and short-term investments and higher interest rates.

        INTEREST EXPENSE for the nine months ended September 30, 2006 was $6,331,000, representing an increase of $988,000 from the nine months ended September 30, 2005. The increase in the interest expense was a result of our entering into the $110 million New Facility in November 2005, which has a higher interest rate than our previous credit facility.

        INCOME TAX EXPENSE for the nine months ended September 30, 2006 was $6,193,000, representing an increase of $447,000 from the nine months ended September 30, 2005. The increase in income tax expense was primarily due to an increase in the effective tax rate. The effective tax rate used to calculate the income tax expense for the nine months ended September 30, 2006 was approximately 42%. The effective tax rate used to calculate the income tax expense for the nine months ended September 30, 2005 was approximately 39%. The increase in the effective tax rate was due to the adoption of SFAS No. 123R, which results in a permanent tax difference when expensing qualified (incentive) stock options.

        NET INCOME for the nine months ended September 30, 2006 was $8,553,000, representing a decrease of $397,000, or 4.4%, from $8,950,000 for the nine months ended September 30, 2005. Net income as a percentage of Net Sales for the nine months ended September 30, 2006 was 8.0%, representing a decrease of 0.7 percentage points compared to 8.7% for the nine months ended September 30, 2005. The decrease in net income in the aggregate was principally due to a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006 and an increase in our interest expense, partially offset by an increase in Net Sales and a decrease in selling, general and administrative expenses.

        Doak’s net income for the nine months ended September 30, 2006 was $7,536,000, representing a decrease of $1,709,000, from net income of $9,245,000 for the nine months ended September 30, 2005. The decrease in Doak’s net income in the aggregate was principally due to a $5,000,000 payment made to MediGene AG under a Collaboration and License Agreement, dated January 30, 2006, partially offset by a decrease in selling, general and administrative expenses. Kenwood’s net income for the nine months ended September 30, 2006 was $1,089,000, representing an increase of $1,384,000, from a net loss of ($295,000) for the nine months ended September 30, 2005. The increase in Kenwood’s net income in the aggregate was principally due to an increase in Net Sales and a decrease in selling, general and administrative expenses.

Off Balance Sheet Arrangements

As of September 30, 2006, we did not have any off balance sheet arrangements.

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

        In September 2006, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating what impact, if any, the adoption of SAB No. 108 will have on our financial statements, and will include any effect in our annual financial statements for the year ended December 31, 2006.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments were $83,717,000 at September 30, 2006 and $64,799,000 at December 31, 2005. Cash provided by operating activities for the nine months ended September 30, 2006 was $25,349,000. The sources of cash primarily resulted from net income of $8,553,000 (after a $5,000,000 research and development payment to Medigene) plus non-cash charges for depreciation and amortization of $7,578,000; non-cash charges for amortization of deferred financing costs of $981,000; non-cash share based compensation expense of $2,625,000; an increase in allowance for doubtful accounts of $576,000 primarily due to an increase in accounts receivables associated with customer short-payments; an increase of deferred tax assets of $987,000; a decrease in prepaid income taxes of $4,313,000; an increase in the inventory valuation reserve of $121,000; a decrease in accounts receivable of $884,000; an increase in accrued expenses of $2,066,000; an increase in fee-for-service under DSAs of $1,467,000 primarily due to not having a price increase during the third quarter 2006 (pursuant to our DSAs, customer inventory appreciation as a result of our price increases is applied against the fee-for-service); and an increase in the return reserve of $600,000, primarily due to applying the current product historic return rate to gross sales during the nine months ended September 30, 2006. The sources of cash were partially offset by a decrease in the rebate reserve of $1,704,000, primarily attributable to a shift of patient medical coverage from Medicaid to Medicare Part D, effective January 1, 2006, which has a lower rebate; an increase in inventories of $997,000; a decrease in accounts payable of $2,291,000 due to timing of vendor payments; and an increase in prepaid expenses and other of $412,000.

        Cash provided by investing activities for the nine months ended September 30, 2006 was $12,860,000, primarily resulting from the release of a restriction of cash from entering into the $110 million credit facility, partially offset by the purchase of property and equipment of $60,000.

        Cash used in financing activities for the nine months ended September 30, 2006 was $6,376,000, resulting from the scheduled payments of $6,000,000 under our New Facility (as described below) term note; payment of notes payable of $13,000; and payment of deferred financing costs associated with the $110 million New Facility of $775,000; partially offset by proceeds from the exercise of stock options of $287,000 and a tax benefit due to exercise of non-qualified options of $126,000.

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

        As of September 30, 2006, we had $30 million unused under the New Facility's revolving line of credit, $72 million under the New Facility’s term loan was outstanding, no amounts under the revolving line of credit were outstanding and no defaults under the New Facility. Amounts outstanding under the New Facility accrue interest at our choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

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

        On September 25, 2006, we entered into the Amendment to the New Facility. The Amendment, among other things, permits us to repurchase up to $18 million of its outstanding common stock through March 31, 2007, and up to $3 million of its outstanding common stock during the remainder of the term of the New Facility. In addition, the Amendment allows us to exclude all such repurchases from the calculation of the consolidated fixed charge coverage ratio. The Amendment also amends the definition of Consolidated EBITDA to add back to Consolidated Net Income certain professional, advisor and legal fees and costs incurred in connection with the proxy contest or related litigation in an aggregate amount not to exceed $2 million and to permit other adjustments relating to the effects on our recording of in-transit customer purchases as sales resulting from changes in product shipping terms.

        Under our Collaboration and License Agreement with Medigene AG, we are required to pay a milestone payment to Medigene in the amount of $14 million upon receiving regulatory approval for the external genital warts and perianal warts indication. On October 31, 2006, we announced that we had been notified by MediGene AG that MediGene received FDA approval from the U.S. Food and Drug Administration (FDA) to market Polyphenon E® Ointment, 15%, a new drug indicated for the treatment of external genital and perianal warts and patented through 2017. The product, developed by MediGene AG, will be commercialized in the United States by us and is expected to launch during the second half of 2007. With FDA approval, MediGene is due a $14 million milestone payment from us. We expect to classify the $14 million payment as an intangible asset.

        On November 7, 2006, we entered into an agreement with BioSante Pharmaceuticals to market their estradiol transdermal gel, Bio-E-Gel® (estradiol), in the United States. The US Food and Drug Administration (FDA) accepted the New Drug Application for Bio-E-Gel® for review in April 2006 and set the PDUFA date for mid-December 2006. If approved, we will likely commercialize Bio-E-Gel® under a new trade name. We cannot provide any assurance that we will receive regulatory approval for any indication developmed under the Agreement. Bio-E-Gel® is expected to be prescribed for the treatment of moderate-to-severe hot flashes in menopausal women and is expected to be available at several dosage levels. In consideration for the grant of our right to market Bio-E-Gel®, we will pay BioSante and its licensor for Bio-E-Gel® an aggregate of $3.5 million. In addition, we agreed to pay regulatory milestones between $10.0 million and $10.5 million, a royalty on net sales, and sales-based milestones.

        As of September 30, 2006, we had the following contractual obligations and commitments:

Period	Operating Leases	Capital Leases (a)	Senior Credit Facility (b)	Other Debt	Minimum Inventory Purchases (c)	Total Obligations and Commitments
October 1, 2006 to
December 31, 2006	$ 473,268	$ 6,541	$ 4,697,000	$ 60,085	$ 393,693	$ 5,630,587
Fiscal 2007	1,714,513	7,054	19,082,000	—	1,000,000	21,803,567
Fiscal 2008	1,350,405	—	21,715,000	—	1,100,000	24,165,405
Fiscal 2009	826,731	—	23,971,000	—	—	24,797,731
Fiscal 2010	41,983	—	18,849,000	—	—	18,890,983
Thereafter	—	—	—	—	—	—

	$4,406,900	$ 13,595	$88,314,000	$ 60,085	$ 2,493,693	$95,288,273

(a)	Lease amounts include interest and minimum lease payments.
(b)	$110 Million Senior Credit Facility includes estimated interest expense based upon an estimated interest rate of 9.43%. The $110 Million Senior Credit Facility bears interest at a variable rate (see Note P to our consolidated financial statements). For the purpose of estimating the future interest expense included above, we used the interest rate that was in effect at September 30, 2006.
(c)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note I.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

        Revenue recognition. Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to and/or received by an unrelated third party, as provided in Staff Accounting: Bulletin No. 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;
•	delivery of the products has occurred;
•	the selling price is both fixed and determinable;
•	collectibility is reasonably probable.

        Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for returns, rebates, chargebacks and discounts are established as a reduction of product sales revenues at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses.

        We do not provide any forms of price protection to wholesale customers other than a contractual right to three wholesale customers (who together accounted for 73% of our gross sales through the nine months ended September 30, 2006) that our price increases and product purchase discounts offered during each twelve-month period will allow for inventory of our products then held by these wholesalers to appreciate in the aggregate. We do not, however, guarantee that our wholesale customers will sell our products at a profit.

        Allowances for returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used by its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date to up to twelve months after the expiration date. Our return policy conforms to industry standard practices. Management is required to estimate the level of sales that will ultimately be returned pursuant to our return policy and to record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net sales. We believe that we have sufficient data to estimate future returns at the time of sale. Management periodically reviews the allowances for returns and adjusts them based on actual experience. If we over or under estimate the level of sales that will ultimately be returned, there may be a material impact to our financial statements.

        During March 2005, we entered into a Distribution Service Agreement (“DSA”) with Cardinal Health, having an effective date of July 2004, during September 2005, we entered into a DSA with McKesson having an effective date of October 2004 and during September 2006, we entered into a DSA with Kinray having an effective date of August 2006. Under the terms of each of these DSAs, we have agreed to pay, under certain circumstances, a fee in exchange for certain product distribution, inventory management, and administrative services. The terms of our DSAs are consistent with the industry’s movement toward fee-for-service. We believe that these agreements will, among other things, improve our knowledge of demand for our products, reduce the level of wholesale inventories of our products and improve channel transparency because under the terms of the DSAs, the wholesalers providing us with periodic reports of inventory and demand levels of our products.

        Prior to entering our first DSA in the first quarter of 2005, we followed the practice of offering customers pricing incentives to ensure that supplies in the distribution channel would be sufficient to avoid lack of stock. Although these promotions caused wholesaler buying spikes, we believe the channel was not inflated. Based upon our review of the wholesaler inventory that is available to us, we believe the level of product in the channel is approximately 2.4 months at September 30, 2006. Subsequent to entering the DSAs, we only offer customary new product launch incentives. Our new product sales amounts are disclosed under our Results of Operations section. We record our incentive sales in the period in which the related products are shipped or delivered, net of applicable allowances.

        At September 30, 2006 our return reserve was $25,513,812. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates – We track actual returns by product. We determine the provision for our current sales using actual return rates. Our actual returns by therapeutic category for the three and nine months ended September 30, 2006 and September 30, 2005 are detailed below.
•	Level of product in the distribution channel – We analyze and utilize wholesale inventory reports provided to us by our largest wholesale customers. In particular, the wholesale inventory reports provide us the current wholesaler demand by product and actual product inventory held by the same wholesaler. We also estimate the level of product in the distribution channel held by small wholesale customers and retail chains that do not provide us inventory reports based upon discussions with them and our actual sales to these locations. Based upon gathering the information of the non-reporting inventory locations, we estimate the additional weeks of product at these locations. If our estimate for the non-reporting locations, a component of our allowance for returns, were different by one week of demand, our return reserve at September 30, 2006 would increase or decrease by approximately $1,170,000. We also estimate product returns in-transit that are not included in the wholesale inventory reports and not received by us for processing based upon discussions we have with our return processor and our customers. For the September 30, 2006 allowance for returns, we used actual subsequent returns and estimated the time between when the customer removes our product from their inventory and the time we record the return credit. If our estimate for product returns in-transit, based upon actual subsequent returns, is different by one week, our return reserve at September 30, 2006 would increase or decrease by approximately $296,000. The level of product in the distribution channel is used to determine the maximum return exposure and is compared against the product return reserve created by utilizing the actual return rate trends. The estimated return value at September 30, 2006 of all our products in the distribution channel was approximately $32,700,000. Our estimated return value of all our products in the distribution channel and our related allowance for returns at September 30, 2006 by therapeutic categories is below.
•	Estimated shelf life – We track our returns by lot numbers and compare the lot numbers to when a range of sales may have occurred to determine an estimated average shelf life. We use this historical average as part of our overall process of estimating future returns.
•	Current and projected demand – We utilize prescription demand data provided by Wolters Kluwer, an industry standard third party source, and wholesale inventory reports provided by our wholesale customers.
•	Competitive or generic products that may erode current demand – For competitive product launches, including generics, we utilize our historical experience of competitive product/ generic intrusion to estimate our return reserve allowance.
•	New product launches – For our new product launches, we utilize our historical experience of new product sales in comparison to the same new product returns to estimate our return reserve allowance.

        Our actual returns by therapeutic category for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

	Three months ended		Nine months ended		**Range of Expiration Periods (in years)
Therapeutic Category by Company	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
*Doak Dermatologics, Inc.
Keratolytic	$1,422,949	$1,162,539	$ 5,980,364	$ 3,032,743	2
Acne/Roseaca	2,981,696	1,641,471	7,810,637	4,127,983	1.5 – 2
Actinic Keratoses	310,275	294,301	1,373,891	922,306	2 – 2.5
Anesthetics	461,382	508,742	2,145,371	1,184,974	2 – 3
Scalp	340,037	105,645	591,428	237,932	2
Cosmeceuticals/ Other	17,604	55,073	99,099	153,737	2-3

Total	$5,533,943	$3,767,771	$18,000,790	$ 9,659,675

Kenwood Therapeutics
Gastrointestinal	$1,383,639	$ 161,595	$ 2,836,365	$ 414,742	2
Respiratory	588,163	264,060	1,109,704	500,782	2 – 5
Nutritional	33,737	44,093	135,189	148,542	2 – 3

Total	$2,005,539	$ 469,748	$ 4,081,258	$ 1,064,066

TOTAL	$7,539,482	$4,237,519	$22,082,048	$10,723,741

      * Includes Bioglan Pharmaceutical Corp.

    ** Based upon date of manufacture to labeled expiration date.

        The increase in the actual returns during the three and nine months ended September 30, 2006, in comparison to the same periods the prior year, is due to a decrease in demand for many of our products as a result of increased generic competition (for a listing of products that have generic competition, see our “Results of Operations” section) and a change in our customers market dynamics. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have substantially eliminated buying and selling among wholesalers, limiting the number of resale locations. Retailers have also implemented the same programs.

        Our actual return credits issued to our customers for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

	Three months ended		Nine months ended
Customer	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
AmerisourceBergen Corp.	$ 420,035	$ 288,788	$ 1,536,991	$ 663,896
Cardinal Health, Inc.	2,075,572	2,901,463	9,229,860	6,718,262
McKesson Corporation	2,550,141	807,361	8,273,589	2,637,659
Quality King	2,298,986	111,774	2,303,193	348,086
Others	194,748	128,133	738,415	355,838

TOTAL	$7,539,482	$4,237,519	$22,082,048	$10,723,741

        During the three and nine months ended September 30, 2006, we experienced an increase in returns from Quality King primarily due to the products previously held by Quality King being eligible to be returned in the third quarter of 2006. The products that were returned by Quality King were primarily products that previously encountered generic competition. In addition, we believe a portion of Quality King’s previous customers stopped purchasing from them due to being considered a second source provider of pharmaceutical products and, as a result, Quality King’s ability to resell our products diminished.

        Our estimate of all our products in the distribution channel at an estimated return value and our related allowance for returns at September 30, 2006 therapeutic categories is as follows:

Therapeutic Category by Company	Estimated Product in the Distribution Channel	Allowance for Returns
Doak Dermatologics, Inc.
Keratolytic	$ 5,987,679	$ 5,666,188
Acne/Roseaca	14,262,166	11,739,030
Actinic Keratoses	2,558,489	2,181,379
Anesthetics	2,032,103	1,198,628
Scalp	367,016	307,170
Cosmeceuticals/Other	176,664	163,602

Total	$25,384,117	$21,255,997

Kenwood Therapeutics
Gastrointestinal	$ 5,769,712	$ 3,594,733
Respiratory	1,165,918	460,836
Nutritional/Other	349,781	202,246

Total	$ 7,285,411	$ 4,257,815

TOTAL	$32,669,528	$25,513,812

        Our roll-forward of the allowances for returns is included in Item 2 under our results of operations sections.

        The estimated product in the distribution channel for the Company’s two largest wholesalers at September 30, 2006, Quality King and the non-reporting wholesalers and retailers were $17,889,000, $225,000, and $14,556,000, respectively.

        Allowance for rebates. At September 30, 2006, our rebate reserve was $3,327,866. Our contracts with Medicaid, other government agencies and managed care organizations commit us to providing those organizations with favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels and the amount of product in the distribution channel net of the return reserve, we provide an allowance for rebates. We monitor the rebate trends and adjust the rebate accrual to reflect the most recent rebate experience. If our estimate for the amount of product in the distribution channel net of the return reserve is different by one week of demand, our rebate reserve at September 30, 2006 would increase or decrease by approximately $144,000. Our roll-forward of the allowances for rebates for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended
	2006	2005
Allowance at June 30,	$ 3,435,458	$ 3,814,959
Actual Rebates	(1,992,601)	(1,357,930)
Provision	1,885,009	2,284,349

Allowance at September 30,	$ 3,327,866	$ 4,741,378

	Nine Months Ended
	2006	2005
Allowance at January 1,	$ 5,032,044	$ 2,953,623
Actual Rebates	(6,359,629)	(5,009,378)
Provision	4,655,451	6,797,133

Allowance at September 30,	$ 3,327,866	$ 4,741,378

        For the three and nine months ended September 30, 2006, the provision for rebates decreased, primarily due to lower Medicaid rebates resulting from a shift of patient medical coverage from Medicaid to Medicare Part D, effective January 1, 2006.

        Allowance for Chargebacks. At September 30, 2006 our chargeback reserve was $107,525. Chargebacks are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies. Based upon our contracts and the most recent experience with respect to sales through this channel and the amount of product in the distribution channel net of the return reserve, we provide an allowance for chargebacks. We monitor the chargeback trends and adjust the chargeback accrual to reflect the most recent chargeback experience. If our estimate for the amount of product in the distribution channel net of the return reserve is different by one week of demand, our chargeback reserve at September 30, 2006 would increase or decrease by approximately $32,000. Our roll-forward of the allowances for chargebacks for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended
	2006	2005
Allowance at June 30,	$ 99,609	$ 454,222
Actual Chargebacks	(673,163)	(533,198)
Provision	681,079	514,266

Allowance at September 30,	$ 107,525	$ 435,920

	Nine Months Ended
	2006	2005
Allowance at January 1,	$ 134,886	$ 478,451
Actual Chargebacks	(1,913,944)	(1,921,120)
Provision	1,886,583	1,877,959

Allowance at September 30,	$ 107,525	$ 435,290

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

        On August 10, 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; TxSystems®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. The total consideration was approximately $191 million, including acquisition costs. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets, which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets, which are not deemed to have an indefinite life. Intangible assets are amortized on a straight-line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition are being amortized over periods ranging from 10 to 20 years with a weighted average amortization period of 19 years. In light of our experience of promoting and selling dermatologic brands, we carefully evaluated the useful lives assigned to the intangible assets acquired and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of the Bioglan acquisition was estimated by us over the remaining useful life of the product to exceed the carrying amount of the asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on our balance sheet for the acquired Bioglan assets may be more or less than the fair value of such assets. Determining the fair value of the intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote the Bioglan brands.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2006 and December 31, 2005, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the period from our fiscal year end, December 31, 2005, to the end of our third fiscal quarter, September 30, 2006, there have been no material changes in the information previously provided under “Part II, Item 7A: Qualitative and Quantitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

        In connection with the preparation of the Form 10-Q for the period ended September 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2005 Form 10-K (the “2005 Form 10-K”), Item 4 to its Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2006 (the “2006 10-Q/A”) and outlined below. To date, the material weaknesses identified in the 2005 Form 10-K and the 2006 10-Q/A have not been fully remediated. Since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

        Management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006:

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

Remediation Steps to Address Material Weaknesses

        As described below, through September 30, 2006, we have implemented, or are implementing, the following measures to remediate the material weaknesses described above and in our 2005 Form 10-K and Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2006.

       Information Technology Controls

•	Implement controls, policies and procedures within our information technology department over the monitoring and management of computer systems access rights, as well as documentation and approvals of programming change requests and approval of the programming changes.

       Financial Closing Process

•	Created and filled a new Director of Finance position. The Director of Finance is responsible for overseeing the financial closing process;
•	Created and implemented a financial closing checklist to help ensure financial close procedures are followed;
•	Recruitment of additional personnel with accounting and finance backgrounds; and
•	Changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Changes in Internal Control Over Financial Reporting

        No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Contract Dispute

        In 2004, we were named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by us and seeking unspecified monetary damages. During 2005, we filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of our own. A January 2007 trial date has been set with respect to this dispute. We believe that we have meritorious defenses to the plaintiff’s allegations and valid bases to assert our counterclaims and demand for monetary damages.

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

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. We and the individual defendants filed our initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’motion to dismiss and dismissed the derivative complaint with prejudice.

         Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against us and certain of our officers and directors. Service of process in this matter was accepted by us and the other defendants on April 26,

2006. After we and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. We and the individual defendants have filed a motion to dismiss the alleged derivative complaint in its entirety with prejudice.

        We expect to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of our management’s time and attention.

SEC Inquiry

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry relating to us to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. Since we cannot predict the outcome of this matter and its impact on us, we have made no provision relating to this matter in our financial statements. In addition, we expect to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of our management team from normal business operations. During the Second Quarter 2006, the Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. Furthermore, we are implementing measures to remediate the material weaknesses described in our 2005 Form 10-K, our Form 10-Q/A for the quarter ended March 31, 2006, our Form 10-Q for the quarter ended June 30, 2006 and this Form 10-Q.

Settlement of Proxy Contest

        On October 26, 2006, we entered into the global Settlement Agreement with Costa Brava. The Settlement Agreement was executed prior to the close of our 2006 Annual Meeting of Stockholders. Costa Brava owns approximately 9.5% of our Common Stock.

        Under the terms of the Settlement Agreement, we and Costa Brava agreed that (1) based on the preliminary vote estimate at the Annual Meeting, as only Seth Hamot and Douglas Linton received the requisite common stockholder vote to be elected as directors, and in view of the withdrawal of John Ross as a nominee for director, Mr. Hamot and Mr. Linton will appoint William Murphy as the third common stockholder director; (2) in view of the preliminary vote estimate, we will separate the position of Chairman of the Board and Chief Executive Officer and will consider a proposal to eliminate our dual class stock structure, each to occur no later than the earlier of our 2007 annual meeting of stockholders or June 30, 2007; (3) Costa Brava will dismiss all pending litigation against us in Delaware with prejudice; (4) we will pay Costa Brava $1.15 million in full settlement of all litigation claims, which amount was accrued as of September 30, 2006; and (5) Costa Brava will release us from all claims arising prior to the Settlement Agreement.

        At a meeting of the Board of Directors held on November 7, 2006, Mr. Hamot and Mr. Linton elected Mr. Murphy as the third common stock director. We paid Costa Brava the $1.15 million and on November 2, 2006, Costa Brava dismissed with prejudice all currently pending litigation against us in Delaware. We also recorded an additional $804,000 of expense for advisory and legal fees relating to the settlement of this matter.

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

Item 1A. Risk Factors

Settlement of shareholder–initiated proxy contest.

        As discussed under “Part II – Item 1, Legal Proceedings,” on October 26, 2006, we entered into the global Settlement Agreement with Costa Brava.

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

        We did not adequately implement certain controls over information technology used in our core business and financial reporting. These areas included logical access security controls to financial applications and change management procedures, and we have therefore identified a material weakness in our information technology general controls as of September 30, 2006. In addition, we did not adequately implement certain controls relating to our review and verification of internally prepared reports and analyses utilized in the financial closing process, and we have therefore identified a material weakness in our internal control over financial reporting relating to the financial closing process as of September 30, 2006. In particular, we had to restate our financial information for the first quarter as a result of our mistakenly accruing, as of March 31, 2006, interest expense that was actually already recorded and paid during the quarter ended March 31, 2006. The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our common stock since January 1, 20051:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan
January 1, 2005 to
January 31, 2005	14,000	$14.91	36,000	$7,377,290

February 1, 2005 to
September 30, 2006	—	N/A	—	$7,377,290

[1]	On October 26, 2006, our previously announced program to repurchase up to $4 million of outstanding common stock expired. Our current credit facility permits us to repurchase up to $18 million of our outstanding common stock through March 31, 2007, and up to $3 million of our outstanding common stock during the remainder of the term of the credit facility. We have not established a new repurchase program.

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

        As of September 30, 2006, we had $72 million in borrowings under the New Facility’s term loan outstanding and no amounts under the New Facility’s revolving line of credit outstanding. Also, as of September 30, 2006, we are in compliance with the financial covenants under the New Facility.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 2006 Annual Meeting of Stockholders on October 26, 2006. The following individuals were elected as directors by holders of our Common Stock to serve until his successor is duly elected and qualified:

Director	Shares For	Shares Against or Withheld	Abstain	Broker Non-vote
Douglas E. Linton	6,792,744	28,331	—	—
Seth W. Hamot	6,790,404	30,671	—	—

        The following individuals were not elected as directors by holders of our Common Stock:

Director	Shares For	Shares Against or Withheld	Abstain	Broker Non-vote
William J. Murphy	4,108,696	1,154,685	—	—
Thomas P. Stagnaro	3,873,275	1,480,106	—	—
Robert S. Whitehead	3,794,985	1,468,396	—	—

        The following individuals were elected as directors by holders of our Class B Common Stock to serve until his successor is duly elected and qualified:

Director	Shares For	Shares Against or Withheld	Abstain	Broker Non-vote
Daniel Glassman	2,148,760	0	—	—
Andre Fedida, M.D.	2,148,760	0	—	—
Michael Fedida, R. Ph.	2,148,760	0	—	—
Leonard S. Jacob, M.D., Ph.D.	2,148,760	0	—	—
Steven Kriegsman	2,148,760	0	—	—

        Our stockholders ratified the Audit Committee’s selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. Votes totalled 12,175,946 for, 200,346 against, 1,864,603 abstentions and no broker non-votes.

        Our stockholders voted in favor of a proposal by a stockholder that requests that the Board of Directors establish a policy to separate, whenever possible, the roles of Chair and Chief Executive Officer, so that an independent director who has not served as an executive officer of the Company serves as Chair of the Board of Directors. Votes totalled 7,558,188 for, 6,875,766 against, 114,941 abstentions and no broker non-votes.

        Our stockholders voted in favor of a proposal by a stockholder to recommend that the Board of Directors consider a recapitalization transaction that adopts a single class of common stock for the Company with equal voting rights, including for the election of the

Board of Directors. Votes totalled 8,485,599 for, 5,975,761 against, 87,533 abstentions and no broker non-votes.

        Our stockholders voted against a proposal by a stockholder to authorize the Company, if any of such stockholder’s nominees are elected to the Board of Directors, to reimburse the costs and expenses of such stockholder and its nominees in undertaking their solicitation and related litigation. Votes totalled 6,667,330 for, 7,802,951 against, 78,513 abstentions and no broker non-votes.

        As previously disclosed in a Schedule 14A filed on October 27, 2006, the Company entered into the Settlement Agreement. See “Part II – Item 1” for a discussion of the Settlement Agreement with Costa Brava.

Item 5. Other Information

(a) Pursuant to Form 8-K, Item 5.02(d), “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers”:

On November 7, 2006, Mr. Hamot and Mr. Linton, the two directors elected by the holders of the Company’s common stock, elected Mr. William J. Murphy as the third common stock director. Mr. Murphy will continue as Chairman of the Audit Committee. See “Part II – Item 1, Legal Proceedings” for a discussion of the related Settlement Agreement. Additional information with respect to Mr. Murphy is set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on September 29, 2006.

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

BRADLEY PHARMACEUTICALS, INC.
(REGISTRANT)

Date: November 8, 2006	/s/ Daniel Glassman Daniel Glassman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

