Form 10-K
period 2006-12-31
BRADLEY PHARMACEUTICALS INC
filed 2007-03-14
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of June 30, 2006 was approximately $125,159,702 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). This amount does not include any value for the Class B common stock, for which there is no established United States public trading market.

As of February 28, 2007, there were outstanding 16,094,420 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders Part III

TABLE OF CONTENTS

PART I		Page Number

ITEM 1:	Business	3
ITEM 1A:	Risk Factors	19
ITEM 1B:	Unresolved Staff Comments	37
ITEM 2:	Properties	37
ITEM 3:	Legal Proceedings	37
ITEM 4:	Submission of Matters to a Vote of Security Holders	39

PART II

ITEM 5:	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	40

ITEM 6:	Selected Financial Data	41
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	65
ITEM 8:	Financial Statements and Supplementary Data	66
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

ITEM 9A:	Controls and Procedures	66
ITEM 9B:	Other Information	70

PART III

	Incorporated by Reference to the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be Filed with the SEC Not Later Than April 30, 2007	71

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	71

PART I

FORWARD-LOOKING STATEMENTS

        Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Business” or contained or incorporated by reference in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to expand from an Acquire, Enhance and Grow business strategy to an In-License, Develop and Bring to Market business strategy;
•	our plans to in-license, develop and launch new and enhanced products with long-term intellectual property protection or other significant barriers to market entry, such as VEREGEN™ and ELESTRIN™;
•	our ability to maintain or increase sales and launch VEREGEN™ and ELESTRIN™ during 2007;
•	our ability to compete in the marketplace against generic or therapeutically equivalent products;
•	our ability to estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to continue to develop products organically with longer lifecycles and to extend indications for our current product portfolio;
•	our ability to secure regulatory consents and approvals, if necessary, for new products;
•	our ability to expand existing partnerships and joint venture relationships with biotechnology companies and foster new strategic alliances designed to deliver a stronger product portfolio;
•	our reliance on third party manufacturers and suppliers;
•	our ability to react to changes in governmental regulations affecting products we market;
•	our plans to expand the size of our sales force in anticipation of new product launches;
•	our estimates of future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;
•	our ability to favorably resolve state and federal shareholder derivative and federal securities class action lawsuits;
•	our ability to maintain adequate inventory levels;
•	our ability to satisfy the covenants contained in our senior credit facility;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to achieve our initiatives to enhance corporate governance and long-term stockholder value;

•	our ability to refinance indebtedness, if required; and
•	the impact of the changes in the accounting rules discussed in this Form 10-K.

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the risks identified under “Risk Factors.”

        No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. Except as required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1: BUSINESS

Overview

        We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in niche therapeutic markets, including dermatology, podiatry, gastroenterology and women’s health. Our business strategy contemplates our

•	in-licensing phase II and phase III drugs and developing and bringing to market products with long-term intellectual property protection or other significant barriers to market entry;
•	commercializing brands that fill unmet patient and physician needs;
•	expanding existing partnerships and joint venture relationships with biotechnology and specialty pharmaceutical companies and fostering new strategic alliances designed to deliver a stronger product portfolio; and
•	increasing our focus on research and development activities to continue to develop products organically with longer lifecycles and to extend indications for our current product portfolio.

        We have two primary business segments, our Doak Dermatologics subsidiary (which includes the products we acquired from Bioglan Pharmaceuticals in 2004), specializing in therapies for dermatology and podiatry, and our Kenwood Therapeutics division, providing gastroenterology, women’s health, respiratory and other internal medicine brands. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products. At February 28, 2007, Doak Dermatologics had a dedicated sales force of 129 professional sales representatives, while Kenwood Therapeutics had a dedicated sales force of 46 professional sales representatives. During 2006, we launched our A. Aarons subsidiary, which markets authorized generic versions of Doak’s and Kenwood’s products.

        During 2006, we generated net sales of $144,806,640, representing an increase of $105,137,667, or 265%, from our net sales during 2002. Doak Dermatologics, led by its core branded products of ADOXA®, KERALAC®/ KEROL™, SOLARAZE®, ZODERM®, LIDAMANTLE®, and ROSULA®, accounted for 79% of our net sales for 2006, while Kenwood Therapeutics, and its core branded products of PAMINE®, ANAMANTLE®HC and FLORA-Q®, accounted for the remaining 21% of our net sales for 2006. We did not recognize revenue for A. Aarons during 2006 because we did not have sufficient historical data (A. Aarons first began selling products during the Third Quarter of 2006) to make the assumptions necessary to record revenue.

        In August 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of this transaction, we acquired certain intellectual property, regulatory filings and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis, ADOXA®, an oral antibiotic indicated for the treatment of acne, ZONALON®, a topical treatment indicated for pruritus, TX SYSTEMS®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. We paid approximately $191 million, including acquisition costs, for the Bioglan assets.

        During 2006, we entered into agreements with MediGene AG and BioSante Pharmaceuticals, respectively, to commercialize VEREGEN™ and ELESTRIN™, products with significant intellectual property protection. Pursuant to our agreement for VEREGEN™, we have been granted the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization in the United States as a prescription product of any ointment or other topical formulation containing green tea catechins, a novel active ingredient, for the treatment of dermatological diseases in humans, including, but not limited to, external genital warts, perianal warts and actinic keratosis. During the Fourth Quarter of 2006, the U.S. Food and Drug Administration (“FDA”) approved the marketing of VEREGEN™ as a new drug indicated for the treatment of external genital and perianal warts. During 2006, we paid MediGene $5.0 million in consideration for development and regulatory activities undertaken prior to the date of our agreement and a $14 million milestone payment that was triggered by the FDA’s approval of VEREGEN™. VEREGEN™ is patented through 2017 (additional pending patent applications may extend its patent life),

        Pursuant to our agreement for ELESTRIN™, we have been granted the exclusive right to market ELESTRIN™ in the United States. ELESTRIN™, which was approved by the FDA in the Fourth Quarter of 2006, is an estradiol transdermal gel to be prescribed for the treatment of moderate-to-severe “hot flashes” in menopausal women and is available at several dosage levels. ELESTRIN™ is the lowest dose of estradiol approved by the FDA for the treatment of these moderate-to-severe vasomotor symptoms. In consideration for the grant of our right to market ELESTRIN™, we paid BioSante and its licensor for ELESTRIN™ an aggregate of $3.5 million during October 2006. Under our agreement with BioSante, the FDA approval of ELESTRIN™ triggered regulatory milestone payments of $10.5 million, $7.0 million of which is payable in March 2007, with the remaining $3.5 million payable in December 2007. ELESTRIN™ is patented through 2021 (additional pending patent applications may extend its patent life),

        We expect to launch VEREGEN™ and ELESTRIN™ during 2007. VEREGEN™ will be promoted to physicians by both our Doak Dermatologics and Kenwood Therapeutics sales forces. ELESTRIN™ will be promoted to physicians by our Kenwood Therapeutics sales force. In connection with the launch of these products, we anticipate hiring approximately 20 additional Kenwood Therapeutics sales representatives during 2007 and incurring a corresponding amount of additional sales, marketing and related expenses. Our net sales and profitability would be adversely affected if, for any reason, we were unable to launch VEREGEN™ and ELESTRIN™ on a timely basis.

        With the exception of SOLARAZE®, which is patented through at least 2014, VEREGEN™, which is patented through at least 2017, and ELESTRIN™, which is patented through at least 2021, there is no meaningful intellectual property or proprietary protection for our other material branded pharmaceutical products, including ADOXA®, and competing generic or therapeutically equivalent versions for most of these other products are sold by other pharmaceutical companies. Currently, only SOLARAZE®, KEROL™ and FLORA-Q® do not face competition from generic or therapeutically equivalent products, which has, and is expected to continue to, adversely affect our sales. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or therapeutically equivalent products.

        We were originally incorporated in New Jersey in January 1985. In May 1998, we reincorporated in Delaware. For a discussion of our international operations and segment information, see Note M to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Industry

        We principally target segments of the dermatologic, podiatric, women’s health and gastrointestinal markets where we believe that our sales force can effectively reach the physicians who account for a majority of the prescriptions for conditions treated by our products.

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

        Since 2004, our net sales have been negatively impacted by the onset and increase in generic or therapeutically equivalent products competing on price with our brands. Increased competition from the sale of generic or therapeutically equivalent products may cause a further decrease in sales, which would have an adverse effect on our business, financial condition and results of operations. In addition, as a result of increased generic competition, the execution of Distribution Service Agreements (DSAs) with three of our wholesale customers, two of whom are our two largest customers, and a change in these customers’ market dynamics, we have experienced an increase in product returns. Our branded products for which there are no generic or therapeutically equivalent forms may also face competition from different therapeutic treatments used for the same indications for which our branded products are used.

Dermatologic and Podiatric Markets

        Based on data from Wolters Kluwer (formerly known as NDCHealth Corporation), an independent provider of pharmaceutical prescription data, we estimate the United States market for prescription dermatologic and podiatric drugs accounted for approximately $7.7 billion in retail prescription sales for 2006. Within the dermatologic market we estimate, based in part on data from Wolters Kluwer, that approximately 12,000 dermatologists specialize in treating a variety of skin disorders, including acne, eczema, psoriasis and actinic keratosis. Our core dermatologic products, ADOXA®, KERALAC®/ KEROL™, SOLARAZE®, ZODERM®, LIDAMANTLE® and ROSULA®, compete in areas such as acne, rosacea, actinic keratosis, topical anesthetics and xerosis, a segment of the market we estimate accounted for approximately $3.8 billion in retail prescription sales in 2006. Within the podiatric market we estimate, based in part on data from Wolters Kluwer, that approximately 13,000 podiatrists treat patients suffering from a range of foot disorders, including athlete’s foot and nail disorders that can be treated with prescription products.

        Within the dermatologic market we estimate, based in part on data from Wolters Kluwer, that approximately 4,000 dermatologists are experienced and skilled in the treatment of external genital and perianal warts caused by human papilloma virus (HPV). External genital and perianal warts caused by HPV are conditions that our new product, VEREGEN™, is indicated to treat. External genital warts are one of the most common and fastest spreading venereal diseases worldwide. It is estimated that approximately 14 million people in the United States are infected with strains of HPV that cause external genital warts, making the United States the largest market for this indication. According to Wolters Kluwer, the U.S. market for this condition is approximately $200 million per year. We believe that dermatologists will predominantly treat male patients infected with external genital or perianal warts caused by HPV.

Gastrointestinal Market

        Based on data from Wolters Kluwer, we estimate that the United States market for prescription gastrointestinal drugs accounted for approximately $20.6 billion in retail prescription sales for 2006. Within the gastrointestinal market we estimate, based in part on data from Wolters Kluwer, that approximately 11,000 gastroenterologists specialize in treating a variety of stomach and intestinal disorders. We estimate that the segment of this market that focuses on the lower gastrointestinal tract, excluding heartburn related disorders, accounted for approximately $2.4 billion in retail prescription sales for 2006. Many of the drugs in this segment treat conditions such as constipation, hemorrhoids and colitis. Our core gastrointestinal drugs, PAMINE®, ANAMANTLE®HC and FLORA-Q® address principally hemorrhoids and symptoms associated with irritable bowel syndrome, specifically gastrointestinal pain and cramping.

Women’s Health Market

        Based in part on data from Wolters Kluwer, we estimate that there are approximately 14,000 women’s health providers, particularly OB/GYNs, who account for the majority of prescriptions in the entire $1.3 billion annual U.S. estrogen therapy market, which consists of oral and topical products. We believe that ELESTRIN™, our new topical, transdermal gel that has been approved by the FDA as offering the lowest effective dose of estradiol in the marketplace for the treatment of moderate-to-severe hot flashes in menopausal women, will compete primarily in the transdermal segment of this market. The transdermal segment consists primarily of patch products, and is expected to grow to more than $300 million annually over the next several years. We believe that women’s health providers, particularly OB/GYNs, will treat female patients infected with external genital or perianal warts caused by HPV.

Our Strategy

        Our primary objective is to be a leading specialty pharmaceutical company focused on selected pharmaceutical needs within the dermatologic, podiatric, women’s health and gastrointestinal markets. Our business strategy contemplates our in-licensing phase II and phase III drugs and developing and bringing to market products with long-term intellectual property protection. Our recent licensing transactions with MediGene for VEREGEN™ and BioSante for ELESTRIN™ are examples of our implementing this strategy. Under the MediGene Agreement, we also have rights to additional products containing green tea catechins that may be developed by MediGene for other dermatological indications. VEREGEN™ is patented through 2017 and ELESTRIN™ is patented through 2021 (pending patent applications may extend the patent life of each product), and we anticipate commencing commercialization of each product during 2007.

        Our business strategy also includes our commercializing brands that fill unmet patient and physician needs. For example, our SOLARAZE® Gel product is the only topical treatment for actinic keratosis that is approved by the FDA for use on other parts of the body besides the face and scalp. Further, ELESTRIN™, our new estradiol transdermal gel indicated for the treatment of moderate-to-severe hot flashes in menopausal women, has been approved by the FDA as the lowest dose of estradiol currently available on the market, fully 50% lower than the nearest current competitor.

        We also seek to expand existing partnerships and joint venture relationships with biotechnology and specialty pharmaceutical companies and fostering new strategic alliances designed to deliver a stronger product portfolio. We are continually pursuing new business opportunities and reassessing existing relationships. In addition to the MediGene and BioSante Agreements, our agreement in 2006 with Polymer Science to develop delivery systems not currently utilized by us for our future products is an example of this. For a more detailed discussion of our agreement with Polymer Science, see “Business- Products In Development” included elsewhere in this Annual Report.

        We also plan to increase our focus on research and development activities and to continue to develop products organically with longer lifecycles and to extend indications for our current product portfolio. Our introduction of core product line extensions, such as ADOXA Pak®, KEROL™ and ANAMANTLE® HC GEL, following the launch of generic or therapeutically equivalent versions of these products, demonstrates our commitment to enhancing our product lifecycle management.

Our Products

        The following is a list of major branded products, by therapeutic category, that we currently distribute. We intend to launch VEREGEN™ and ELESTRIN™ during 2007.

Product	Strength	Primary Uses
Dermatologic and Podiatric
Acne/Roseaca
ADOXA®
ADOXA® Tablets 50mg, 75mg and 100mg	Rx	Acne
ADOXA Pak® 75mg, 100mg and 150mg	Rx	Acne
ZODERM®
ZODERM® CLEANSER 4.5%, 6.5% and 8.5%	Rx	Acne
ZODERM® CREAM 4.5%, 6.5% and 8.5%	Rx	Acne
ZODERM® GEL 4.5%, 6.5% and 8.5%	Rx	Acne
ZODERM® REDI-PADS 4.5%, 6.5% and 8.5%	Rx	Acne
ROSULA®
ROSULA® AQUEOUS CLEANSER	Rx	Rosacea and acne
ROSULA® AQUEOUS GEL	Rx	Rosacea and acne
ROSULA® NS PADS	Rx	Antibacterial

Keratolytic
KEROL™ REDI-CLOTHS	Rx	Mild to severe dry skin
KERALAC®
KERALAC® CREAM	Rx	Mild to severe dry skin

Product	Strength	Primary Uses
KERALAC® LOTION	Rx	Mild to severe dry skin
KERALAC® GEL	Rx	Mild to severe dry skin, nail disorders
KERALAC® NAILSTIK	Rx	Mild to severe dry skin, nail disorders
KERALAC® OINTMENT	Rx	Mild to severe dry skin
CARMOL®
CARMOL®40	Rx	Mild to severe dry skin, xerosis, nail disorders
CARMOL®HC	Rx	Inflammatory skin conditions
CARMOL®10, 20	OTC	Dry skin

Genital Warts
VEREGEN™	Rx	External genital or perianal warts

Actinic Keratoses
SOLARAZE®	Rx	Actinic keratoses, pre-cancerous skin lesions

Anesthetics
LIDAMANTLE®
LIDAMANTLE®HC	Rx	Topical anesthetic and anti-inflammatory
LIDAMANTLE®	Rx	Topical anesthetic
ACIDMANTLE®	Cosmetic	Skin pH balancer
ZONALON®	Rx	Topical anesthetic

Scalp
SELSEB®	Rx	Dandruff
CARMOL®SCALP LOTION	Rx	Dandruff

Cosmeceutical
TRANS-VER-SAL®	OTC	Warts
AFIRM®	Professional use only In office procedure for chemical peels
BETA-LIFT®	Professional use only In office procedure for chemical peels

Gastrointestinal
ANAMANTLE®HC
ANAMANTLE®HC 14	Rx	Hemorrhoids and anal fissures
ANAMANTLE® HC CREAM KIT 20’S	Rx	Hemorrhoids and anal fissures
ANAMANTLE®HC FORTE	Rx	Hemorrhoids and anal fissures
ANAMANTLE®HC GEL	Rx	Hemorrhoids and anal fissures
PAMINE®, PAMINE® FORTE	Rx	Relief of gastrointestinal symptoms

FLORA-Q® (nutritional supplement)	OTC	Bacteria strains for proper balance of intestinal flora

Respiratory
DECONAMINE®	Rx	Antihistamine and decongestant
ENTSOL®	OTC	Nasal wash

Women’s Health
Genital Warts
VEREGEN™	Rx	External genital or perianal warts

Estrogen Therapy
ELESTRIN™	Rx	Moderate-to-severe hot flashes in menopausal women

        Our core branded products that we actively promote in the dermatologic, podiatric, gastrointestinal and women’s health markets are described below. With the exception of SOLARAZE®, KEROL™, FLORA-Q®, VEREGEN™ and ELESTRIN™, all of our other core brands are currently subject to some form of competition from generic or therapeutically equivalent products offered by other pharmaceutical companies.

        ADOXA®, doxycycline monohydrate, is a member of the tetracycline family of antibiotics and is available in 150mg, 100mg, 75mg and 50mg tablets. ADOXA® is available in bottles of tablets and as ADOXA Pak®, a convenient package that may enhance patient compliance and encourage physician prescribing. We also introduced ADOXA® Pak in an effort to offset the effects of generic competition. The tetracycline family of antibiotics is useful adjunctive therapy for the treatment of severe acne. These medications work by suppressing the common bacteria, P. acnes (the causative agent for acne), on the skin. They are often used in conjunction with topical therapies as part of an overall acne treatment regimen. ADOXA® is one of several branded tetracycline products for acne treatment. ADOXA’s commercial success is based on factors such as its small, easy-to-swallow tablet form and doxycycline’s proven safety profile. We have granted Par Pharmaceutical the right to market authorized generic versions of our ADOXA® 50mg, 75mg and 100mg tablets in bottles. Based on data from Wolters Kluwer, we estimate that, as of December 31, 2006, ADOXA® had approximately 16%, or $60 million, of the annual market for the oral antibiotic treatment for acne.

        KEROL™ and KERALAC® are prescription urea-based topical moisturizing therapies with keratolytic properties (helps to remove the surface layer of dead cells). KEROL™ is currently available as a urea-medicated cloth in its own packaging. We launched KEROL™ in the Fourth Quarter of 2006 as a line extension to KERALAC® in an effort to offset KERALAC® generic competition. KERALAC® is currently available in five formulations - a lotion, cream, nail gel, ointment and a Nailstik™. KERALAC® LOTION is marketed for mild to moderate dry skin, KERALAC® CREAM is marketed for moderate to severe dry skin and KERALAC® GEL is marketed for site-specific dry skin, nail debridement and as a nail softener. KERALAC® NAILSTIK is a patient-friendly application to treat diseased and damaged nails. KERALAC® OINTMENT is a site-specific treatment for dry skin relief. We developed KERALAC® as an enhancement to our CARMOL®40 products. Based on data from Wolters Kluwer, we estimate that, as of December 31, 2006, KEROL™, KERALAC® and CARMOL®40 collectively had approximately 21%, or $30 million, of the annual urea-based prescription severe dry skin and damaged nails market.

        SOLARAZE® Gel is an FDA-approved dermatological product containing the nonsteroidal anti- inflammatory diclofenac sodium in a 3% topical formulation. SOLARAZE® Gel is used to treat actinic keratosis. Actinic keratoses are common, pre-cancerous skin lesions affecting a large proportion of fair-skinned individuals. Actinic keratosis skin lesions are caused by over-exposure to the sun. Prior to the introduction of SOLARAZE® Gel, dermatology treatment options typically included cryosurgery, 5-fluorouracil and aminolevulinic acid HCl. SOLARAZE® Gel’s commercial success is based on factors such as its efficacy, tolerability/side-effect profile and its convenient, easy-to-apply non-greasy gel form. SOLARAZE® Gel is also the only topical treatment for actinic keratosis that is approved for use on other parts of the body besides the face and scalp. Based on data from Wolters Kluwer, we estimate that, as of December 31, 2006, SOLARAZE® Gel had approximately 19%, or $34 million, of the annual market for the topical treatment for actinic keratosis. SOLARAZE® is patented through at least 2014.

        ZODERM® CLEANSER, ZODERM® CREAM, ZODERM® GEL and ZODERM® REDI-PADS™ are internally developed benzoyl peroxide topical prescription products that help treat acne. The active ingredient in all ZODERM® products is benzoyl peroxide, which has antibacterial properties that are effective in treating acne.

        LIDAMANTLE® and LIDAMANTLE®HC, available in cream and lotion formulations, are prescription products with a topical anesthetic (lidocaine) that help relieve pain, soreness, itching and irritation caused by insect bites, eczema and other skin conditions. LIDAMANTLE® and LIDAMANTLE®HC are formulated in a special base that mimics the pH of healthy skin, thus providing an environment that facilitates healing, protects against infections and alleviates irritation. LIDAMANTLE®HC also contains hydrocortisone, which helps to reduce inflammation.

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

        PAMINE® and PAMINE® FORTE are prescription lactose-free, antispasmodic oral therapies that are indicated for the adjunctive therapy of peptic ulcer. PAMINE® FORTE contains twice the amount of methscopolamine bromide, the active ingredient of PAMINE®, and may be taken less frequently than PAMINE®, which we believe may promote greater patient compliance. Because both PAMINE® and PAMINE® FORTE have limited ability to cross the blood-brain barrier (BBB), they cause fewer side effects, such as dizziness and blurred vision, than comparable drugs that cross the BBB.

        ANAMANTLE HC® is a prescription cream containing a topical anesthetic (lidocaine) and hydrocortisone (an anti-inflammatory), which treats hemorrhoids and anal fissures. Because ANAMANTLE HC® is formulated in a pH-balanced base, it can encourage a pH that facilitates healing, reduces swelling and soothes irritation. ANAMANTLE HC® cream is packaged as a kit containing 20 single-use units, each containing a single-use tube and applicator, as well as a soothing cleansing wipe. ANAMANTLE HC® FORTE delivers twice the anti-inflammatory medication of the original ANAMANTLE HC® and contains mucoadhesive properties that are designed to promote better adhesion to affected areas. During the Second Quarter of 2006, we launched ANAMANTLE HC® GEL, the only topical treatment for hemorrhoids and anal fissures containing 2.5% hydrocortisone and 3% lidocaine.

        FLORA-Q® is an over-the-counter nutritional supplement blend of bacterial strains designed to promote the proper balance of natural healthful bacteria in the intestines, often referred to as probiotics. FLORA-Q® contains four proprietary strains of probiotic bacteria in a novel delivery system that ensures safe passage of the probiotic strains through the stomach and high potency delivery to the intestinal tract, where its beneficial effect is realized. Additionally, FLORA-Q® requires no refrigeration and is available in a convenient capsule form.

        VEREGEN™ is an FDA-approved topical ointment indicated for the treatment of external genital and perianal warts. The active ingredient in VEREGEN™ is a defined mixture of catechins extracted from green tea, a novel active ingredient, that has been proven effective for the treatment of external genital and perianal warts caused by certain strains of HPV. External genital warts are one of the most common and fastest spreading venereal diseases worldwide. It is estimated that approximately 14 million people in the U.S. are infected with the strains of HPV that cause external genital warts. Current treatment for external genital or perianal warts primarily consists of cryosurgery and the topical therapy Aldara™. VEREGEN™ is the first new treatment for external genital and perianal warts since 1997. VEREGEN™ is patented through at least 2017. We intend to launch VEREGEN™ during 2007.

        ELESTRIN™ is an FDA-approved estradiol transdermal gel indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes) in menopausal women. ELESTRIN™ has been approved by the FDA as the lowest dose of estradiol currently available on the market, fully 50% lower than the nearest current competitor. There has been a growing trend in medical literature and general media in support of low-dose estrogen replacement therapies and transdermal estradiol products. ELESTRIN™ will conform to the recommendations directed to physicians by the FDA and the American College of Obstetricians and Gynecologists to prescribe the lowest effective dose of estrogen to control menopausal symptoms such as hot flashes. ELESTRIN™ is patented through at least 2021. We intend to launch ELESTRIN™ during 2007.

        Our A. Aarons subsidiary, which commenced operations during the Third Quarter of 2006, currently sells authorized generic versions of our ZODERM®, ANAMANTLE HC®, PAMINE®, PAMINE® FORTE, CARMOL® 40 and KERALAC® brands. We anticipate that A. Aarons will commence distribution of authorized generic versions of our other branded products that are facing competition from generic or therapeutically equivalent products during 2007.

        Percentages of our net sales by category for 2004, 2005 and 2006 were as follows:

	Years Ended December 31,
	2004	2005	2006
Dermatology and Podiatry	76%	83%	79%
Gastrointestinal	18%	13%	18%
Respiratory	4%	3%	2%
Nutritional	2%	1%	1%

        Financial information for 2004, 2005 and 2006 is presented in our consolidated financial statements included as part of this Annual Report on Form 10-K.

Products In Development

        We have developed internally and obtained from others rights to pharmaceutical agents in various stages of development. We currently have two new products, VEREGEN™ and ELESTRIN™, that we intend to launch during 2007, and are also planning to launch product line extensions for existing brands and reformulations of currently marketed products.

        On January 30, 2006, we entered into a Collaboration and License Agreement with MediGene AG for VEREGEN™. Under the MediGene Agreement, MediGene has granted us the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization in the United States as a prescription product of any ointment or other topical formulation containing green tea catechins developed pursuant to our agreement with MediGene for the treatment of dermatological diseases in humans, including, but not limited to, external genital warts, perianal warts and actinic keratosis. MediGene has also granted us the non-exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property to manufacture those products outside of the United States.

        On October 31, 2006, we announced that MediGene had received approval from the FDA to market VEREGEN™ as a new drug indicated for the treatment of external genital and perianal warts. VEREGEN™ has patent protection through at least 2017. Under the MediGene Agreement, we agreed to purchase exclusively from MediGene the active product ingredient, a mixture of green tea catechins, required for our commercialization of the products in the United States and have agreed to certain minimum purchase amounts contingent upon regulatory approval. The MediGene Agreement further provides that MediGene and we may engage in development and regulatory activities relating to products covered by the MediGene Agreement for indications other than a treatment for external and perianal warts to be applied three times per day (the “EGW Indication”) or new developments that would extend the scope of the EGW Indication. If we decide to pursue these other activities, MediGene and we will share the costs of such activities in varying percentages, depending on the indication sought and other circumstances. MediGene retains the rights to data generated under such activities for use outside the United States. If certain criteria are not met at various points along the development timeline for particular products, or if certain products being developed cease to have economic viability, MediGene and we each have the right to cease our participation in, and funding of, the development and regulatory activities relating to that particular product.

        During 2006, we paid MediGene an aggregate of $19,000,000 in consideration for development and regulatory activities undertaken prior to the date of our agreement and as a result of the FDA approving VEREGEN™. The MediGene Agreement also contemplates additional milestone payments that, when added to the milestones already paid by us, could aggregate to a maximum of approximately $69,000,000. These milestones are dependent upon specific achievements in the product development and regulatory approval process of products under the Agreement for indications other than the EGW Indication and also based upon our net sales of all products under the Agreement, including sales relating to the EGW Indication (which could aggregate to a maximum of approximately $31,000,000 in milestones). In addition to these payments, we will also pay MediGene, with respect to each product, a product royalty based on a percentage (in the mid-teens) of net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. Thereafter, MediGene is entitled to a trademark royalty based on a percentage (in the low single digits) of net sales.

        The MediGene Agreement expires on the last day of the Royalty Term (as defined in the Agreement) of the product whose Royalty Term is the last-to-expire of all products developed and marketed under the Agreement. Either party may terminate the Agreement in its entirety by notice in writing to the other party upon or after any material breach of the Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given by the non-breaching party to the breaching party; however, if any breach relates solely to one or more products, then the non-breaching party may terminate the Agreement only to the extent it applies to such product or products, with certain exceptions. Either party may also terminate the Agreement in certain other instances described in the Agreement.

        The VEREGEN™ license includes the use of a patent which expires during 2017 and several other patent pending applications have been filed with the U.S. Patent and Trademark Office, which may extend the patent life. However, VEREGEN™ should be difficult to substitute generically due to the natural configurations of the catechins, which are proprietary. As a result, we expect the useful life of VEREGEN™ will be beyond the expiration date of its patent(s). We have estimated the economic life of the VEREGEN™ license based upon the expected future cash flow contributions over the expected useful life to be 15 years.

        We are in the process of creating and implementing our launch and initial marketing strategies for VEREGEN™ and expect to launch VEREGEN™ during 2007 as soon as commercial quantities of VEREGEN™ become available to us.

        On November 7, 2006, we entered into an agreement with BioSante Pharmaceuticals to market its estradiol transdermal gel, ELESTRIN™, in the United States. ELESTRIN™ is to be prescribed for the treatment of moderate-to-severe hot flashes in menopausal women and is available at several dosage levels. On December 19, 2006, we announced that BioSante had received approval from the FDA to market ELESTRIN™. ELESTRIN™ is the lowest dose of estradiol approved by the FDA for the treatment of moderate-to-severe vasomotor symptoms (“hot flashes”). In consideration for the grant of our right to market ELESTRIN™, we paid BioSante and its licensor for ELESTRIN™ an aggregate of $3.5 million during October 2006. As a result of the FDA’s approval of ELESTRIN™, we are obligated to pay $10.5 million in regulatory milestones, $7.0 million of which is due in March 2007, with the remaining $3.5 million due in December 2007, a royalty on net sales (in the low teens), and sales-based milestones.

        The ELESTRIN™ license includes the use of a patent covering ELESTRIN™ until 2021 and several other pending patent applications have been filed with the U.S. Patent and Trademark Office, which may extend the patent life. The term of the license agreement is the later of the expiration of the patents or the 12th anniversary of the first sale of the product. However, we can continue to commercialize ELESTRIN™ after the patents expire or the 12th anniversary of the first sale of the product. After the term of the license agreement expires, we are not required to pay a royalty to BioSante. We have estimated the economic life of the ELESTRIN™ license based upon the expected future cash flow contributions over the expected useful life to be 12 years.

        We are in the process of creating and implementing our launch and initial marketing strategies for ELESTRIN™ and expect to launch ELESTRIN™ during 2007 as soon as commercial quantities of ELESTRIN™ become available to us.

        During 2006, we also agreed to development terms with Polymer Science, Inc. who will develop delivery systems not currently used by us for future products that we intend to commercialize. Polymer Science will manufacture the products that will incorporate these new delivery systems exclusively for us. These products are being designed to help fill physician and patient needs for the effective and convenient delivery of the active ingredients to be incorporated in them. Initial launches of these products are expected in 2007 and beyond.

Marketing and Sales

        We market and sell our products primarily through our full-time sales personnel and wholesalers. As of February 28, 2007, we employed a national sales force, including district managers, of 175 professional sales representatives. These representatives seek to cultivate relationships of trust and confidence with dermatologists, podiatrists, gastroenterologists and other specialists who write a high volume of prescriptions in our core market segments. Our marketing and sales promotions principally target these doctors through visits where our sales representatives provide information and product samples to encourage these physicians to prescribe our products. In addition, we use a variety of marketing techniques to promote our products, including journal advertising, promotional materials, specialty publications, convention participation, focus groups, educational conferences, telemarketing and informational websites.

        As of February 28, 2007, Doak Dermatologics had 129 sales representatives and district managers who call on dermatologists and podiatrists throughout the United States. As of February 28, 2007, our Kenwood Therapeutics division had 46 sales representatives and district managers who call on gastroenterologists, colon and rectal surgeons and women’s health providers in the United States. We believe we have created an attractive incentive program for our professional sales force that is based upon goals in prescription growth and market share improvement. We also train our professional sales force on applicable pharmaceutical sales and marketing ethics and guidelines and periodically apprise them of new legal developments that may influence the methods by which they act. In accordance with a growing trend among many states, we have adopted, and our professional sales force is required to comply with, our Pharma Compliance Program. The policies included in our Pharma Compliance Program are designed to provide guidance to our employees, including our professional sales force, on the legal and ethical standards relating to the most common marketing and sales activities, as well as other usual financial arrangements with physicians, physician assistants and other healthcare practitioners.

        We expect to launch VEREGEN™ and ELESTRIN™ during 2007. VEREGEN™ will be promoted primarily to dermatologists and women’s health providers by both our Doak Dermatologics and Kenwood Therapeutics sales forces. ELESTRIN™ will be promoted to women’s health providers by our Kenwood Therapeutics sales force. In connection with the launch of these products, we anticipate hiring approximately 20 additional Kenwood Therapeutics sales representatives during 2007 and incurring a corresponding amount of additional sales, marketing and related expenses.

        To facilitate sales of our products internationally, we have, as of February 28, 2007, entered into agreements with approximately 24 international marketing and distribution partners to provide for distribution and promotion of our products in more than 37 countries. Net sales from our international operations accounted for $2,952,846 during 2006, or approximately 2%, of our overall net sales for each of 2006, 2005 and 2004.

        During June 2004, we acquired exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to the terms of this acquisition, we have exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the Commonwealth of Independent States (other than Armenia, Azerbaijan, Georgia and Moldova), Latvia, Lithuania, Estonia, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. We are responsible for securing the necessary approvals to market these products in these countries. Through February 2007, we have entered into distribution agreements with entities that will file regulatory applications and promote the products listed earlier in this paragraph in the Commonwealth of Independent States, Saudi Arabia and the United Arab Emirates. We are also currently in negotiations with a potential distribution partner that intends to promote these products in Australia. We anticipate commencing the distribution of certain of these products in Saudi Arabia, the United Arab Emirates, Estonia and Latvia during 2007.

        One of the novel marketing campaigns that we recently initiated and are continuing is our Skin Cancer Screening Awareness Tour. During 2006, we custom-designed a recreational vehicle into a Mobile Diagnosis Vehicle (MDv) from which Board-certified dermatologists could perform skin cancer screenings. We then partnered with The Skin Cancer Foundation in a cross-country tour to raise awareness about skin cancer and the importance of early detection and treatment. At each stop along the tour, dermatologists conducted skin cancer screenings and we educated the public about the dangers of actinic keratosis, squamous cell carcinoma, basal cell carcinoma and melanoma, all different forms of skin cancer. The main goal of the Tour is to encourage people to see their local dermatologists for testing and treatment.

        During 2006, the MDv visited 26 cities and screened 5,573 people, of which 33% were suspected to have some form of pre-cancerous or cancerous condition. Through our extensive promotional and public relations campaign, we spread the word that it is critical that people see their dermatologist to get screened. We also created and maintain a website with a dermatologist finder feature so that people can find a dermatologist in their area.

        We intend to seek new markets in which to promote our product lines and will continue to expand our sales force as product growth and/or product acquisitions warrant. We also continue to seek new international wholesalers and currently are in the process of obtaining market approvals in new countries. Although we anticipate receiving the necessary approvals to market our products in these countries, there can be no assurance that these approvals will be received.

Customers

        We sell our products primarily to wholesalers, who, in turn, supply the nation’s pharmacy retailers. Our customers include several of the nation’s leading wholesalers, such as AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation, Quality King Distributors, Inc. and other major wholesalers and drug chains. Our four largest customers listed below accounted for an aggregate of approximately 97% of our gross trade accounts receivable at December 31, 2006 and 90% of our gross trade accounts receivable at December 31, 2005. The following table presents a summary of our gross sales to significant customers, all of whom are also wholesalers, as a percentage of our total gross sales:

	Years Ended December 31,
Customer*	2004	2005	2006
AmerisourceBergen Corporation	15%	13%	13%
Cardinal Health, Inc.	36%	40%	36%
McKesson Corporation	25%	29%	32%
Quality King Distributors, Inc.	11%	1%	2%

*	No other customer had a percentage of our total gross sales greater than 5% during the periods.

        We have two principal types of arrangements with wholesalers of our products: (a) traditional arrangements with health benefit providers such as managed care contractors and pharmacy benefit managers (“Standard Arrangements”), and (b) Inventory Management or Distribution Service Agreements (collectively, “DSAs”). Pursuant to Standard Arrangements, we provide discounts to various health benefit providers nationwide for purchases of our products, although such providers have no obligation to order any products at any time and we are under no obligation to offer or provide the discounts. We have utilized Standard Arrangements for several years and expect to continue to do so in the future.

        DSAs are a result of pharmaceutical wholesalers recently shifting from the traditional “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers, such as us, pay wholesalers a fee for their distributing the pharmaceutical provider’s products and providing other inventory management and administrative services) in an effort to align wholesaler purchasing patterns with end-user demand. During 2005, we entered into DSAs with Cardinal and McKesson which had effective dates during 2004. We entered into a DSA with Kinray, Inc. during the Third Quarter of 2006. The terms of each DSA require us, generally, to pay fees to the applicable wholesaler, which fees are offset by any price appreciation of the inventory that such wholesaler has on-hand and also by any discounts that we give such wholesaler for new product promotions. In return, the wholesaler is obligated to maintain its inventory levels of our products at agreed upon months-on-hand and to provide us with monthly inventory and sales reports. Based upon these DSAs, we owe these wholesalers, as of December 31, 2006, an aggregate of $1,778,711. We believe that these DSAs, among other things, improve our knowledge of demand for our products, reduce the level of wholesale inventories of our products and improve channel transparency because under the terms of the DSAs, the wholesalers provide us with periodic reports of inventory and demand levels of our products.

Third Party Payors

        Our operating results and business success also depend on the availability of adequate third party payor reimbursement to patients for our branded prescription products. These third party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations. A majority of the United States population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business. Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins and our overall business and financial condition could be negatively affected. While we focus on the inclusion of our products in these formularies, this marketing channel is highly competitive and we cannot assure that a significant percentage of our core products will be covered by the formularies of the major managed care organizations and pharmacy benefit managers.

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

        We engage in a regular marketing campaign to raise the awareness of our brands to third party payors. This campaign involves regularly scheduled targeted product mailings, private meetings and attendance at industry conferences. We intend to continue expanding our existing base of national and regional relationships with third party payors.

Manufacturers and Suppliers

        We do not own or operate any manufacturing or production facilities and all of our products are manufactured and supplied to us by independent companies. Many of these companies also manufacture and supply products for some of our competitors. We do not have licensing or other supply agreements with most of these manufacturers or suppliers for our products, and therefore, some of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins.

        While we could seek alternative sources to manufacture our products, we generally only contract with one manufacturer with respect to each of our products, including our core products. Other than with respect to VEREGEN™, ELESTRIN™, PAMINE® and SOLARAZE®, our manufacturing contracts are currently in the form of purchase orders. Firm manufacturing agreements are either being negotiated or are in place with respect to our core products, VEREGEN™, ELESTRIN™, PAMINE® and SOLARAZE®. Further, we and the manufacturers of our products generally rely on suppliers of raw materials used in the production of our products. Some of these materials, including the active ingredients in VEREGEN™, ELESTRIN™, PAMINE® and SOLARAZE®, are available from only one or a limited number of sources.

        In addition, during 2006, we entered into a development agreement with Polymer Science whereby they agreed to develop and supply us with delivery systems not currently utilized by us for future products to be commercialized by us.

        All manufacturers of pharmaceutical products sold in the United States must comply with “current good manufacturing practices” (cGMP) as determined by the FDA and their manufacturing operations and processes are subject to FDA inspection. Failure to comply with cGMP requirements can lead to the shutdown of a facility, the seizure of product distributed by that the facility and other sanctions. If we wish or need to identify an alternate manufacturer, delays in obtaining FDA approval of the replacement manufacturing facility could cause an interruption in the supply of our products.

        At December 31, 2006, we had an aggregate of $2,212,260 of backlog orders, compared to an aggregate of $1,134,668 of backlog orders at December 31, 2005. Our backlog at December 31, 2006 was primarily the result of our being temporarily out of stock of certain products. All of our backlog orders at December 31, 2006 were filled during the First Quarter of 2007. Likewise, all of our backlog orders at December 31, 2005 were filled during the First Quarter of 2006.

Intellectual Property

        We have recently refocused our business strategy, which anticipates greater investment in products with intellectual property protections. However, other than the ownership or license of patents with respect to SOLARAZE®, which is patented through at least 2014, VEREGEN™, which is patented through at least 2017, and ELESTRIN™, which is patented through at least 2021, we do not have meaningful intellectual property or proprietary protection for our other material branded pharmaceutical products, including ADOXA®. To our knowledge, none of our patents infringes any patent owned or used by others.

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

        We own trademarks associated with our products, including several national and foreign trademark registrations, or common law rights, for each of our material products. We cannot provide any assurance as to the extent or scope of the trademarks or other proprietary protection secured by us on our products. To our knowledge, none of our trademarks infringes any trademark owned or used by others.

Competition

        The pharmaceutical industry is highly competitive. We currently compete primarily in the dermatologic, podiatric and gastrointestinal markets and are becoming more involved in the women’s health market. We believe that competition for product sales is based primarily on brand awareness, price, availability, product efficacy and customer service.

        Most of our currently marketed products do not have patent or other intellectual property protections. Generic or therapeutically equivalent products for most of our brands are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or therapeutically equivalent products. Further, our branded products for which there are no generic or therapeutically equivalent forms available may face competition from different therapeutic treatments used for the same indications for which our branded products are used.

        Over the past several years, generic or competitive and less expensive versions of many of our products have been introduced, including for different strengths of ADOXA®, ZODERM®, PAMINE®, ROSULA®, ANAMANTLE®HC and different formulations of KERALAC®, which has resulted in reduced demand and significant decreases in our net sales of the affected products. In order to maintain our sales, we may enter into agreements for authorized generic versions of our products and we implement life cycle management techniques such as creating new formulations and delivery methods.

        Many of our competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields and may have greater resources than we do to devote to manufacturing, marketing, sales, research and development and acquisitions. Our competitors include Axcan Pharma, Barrier Therapeutics,

CollaGenex Pharmaceuticals, Graceway Pharmaceuticals, King Pharmaceuticals, Medicis, Salix Pharmaceuticals, Sciele Pharma, Stiefel Laboratories, Valeant Pharmaceuticals and Wyeth Pharmaceuticals.

Government Regulation

        Virtually all aspects of our activities are regulated by federal and state statutes and regulations, and by government agencies. The research, development, manufacturing, processing, packaging, labeling, distribution, sale, advertising and promotion of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies and their state equivalents, including the FDA, the Drug Enforcement Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the U.S. Occupational Safety and Health Administration and the U.S. Environmental Protection Agency, as well as by comparable state agencies and governmental authorities in those foreign countries in which we distribute some of our products.

        Noncompliance with applicable regulatory policies or requirements of the FDA or other governmental authorities could subject us to enforcement actions, such as suspensions of product distribution, seizure of products, product recalls, civil monetary and other penalties, criminal prosecution and penalties, injunctions, “whistleblower “ lawsuits, failure to approve pending drug product applications or total or partial suspension of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or the agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies, such as our contract with the U.S. Department of Veterans Affairs and the Department of Defense. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

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

        The FDA can, and does, reject NDAs, require additional clinical trials, or grant approvals on only a restricted basis even when product candidates performed well in clinical trials. The FDA regulates and typically inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a substantial user fee payment, unless a waiver or exemption applies. The FDA has committed generally to review and make a decision concerning approval of an NDA within 10 months, and on a new priority drug within six months. However, final FDA action on the NDA can take substantially longer, and where novel issues are presented, there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and review an NDA it deems incomplete or not properly reviewable.

        Generic drugs are approved through an abbreviated process based on the submission to the FDA of an abbreviated new drug application, or ANDA. The ANDA must seek approval of a drug product that has the same active ingredient(s), dosage form, strength, route of administration, and labeling as a so-called “reference listed drug” approved under an NDA, although some limited exceptions may be permitted. The ANDA also generally contains limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at the same rate and to the same extent as the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug. Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed, and if the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for a specified period of time pending resolution of the suit or other action by the court. The amount of testing and effort that is required to prepare and submit an ANDA is generally substantially less than that required for an NDA.

        The FDA continues to review marketed products even after approval. If previously unknown problems are discovered or if there is a failure to comply with applicable regulatory requirements, the FDA may restrict the marketing of an approved product, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions. For example, the FDA may require an approved marketing application or additional studies for any marketed drug product if new information reveals questions about a drug’s safety or effectiveness. In addition, changes to the product, the manufacturing methods or locations, or labeling are subject to additional FDA approval, which may not be received and that may be subject to a lengthy FDA review process.

        Over-the-counter, or OTC, drugs may be sold either under an approved NDA or ANDA, or under special regulations of the FDA known as OTC monographs. The FDA issues OTC monographs for particular product categories, such as cough-cold products. The monographs specify permissible active ingredients, labeling and indications, and a product may be marketed under a monograph without receiving a separate FDA approval. Once the FDA has determined that a drug should be sold on an OTC basis for a particular use, it is generally considered unlawful to continue marketing that drug on a prescription basis for that use. Therefore, once the FDA issues a final OTC monograph, a prescription product covered by the monograph must generally convert from prescription status to OTC status.

        Certain drugs that we and others market are not the subject of an approved NDA or ANDA, or an OTC monograph. FDA has recognized that there are numerous, perhaps thousands, of such drug products currently on the market without FDA approvals or authorizations. These include principally products that first came on the market without an NDA prior to changes in the food and drug laws in 1962, and new products that have come on the market since that time on the grounds that they are identical, similar, or related to pre-1962 products. The FDA has stated that these unapproved products are new drugs under the Federal Food, Drug, and Cosmetic Act and thus require an effective approval in order to be introduced into interstate commerce. However, the FDA also acknowledges that many of these products have been marketed and prescribed for years without raising any safety or effectiveness issues, and thus has established policies stating the circumstances under which it will exercise its enforcement discretion and not take action against an otherwise unapproved new drug. Under these policies, the FDA states that it will exercise its enforcement discretion with respect to drugs marketed without a required FDA approval and focus its enforcement resources on drugs that (1) present potential safety risks, (2) lack evidence of effectiveness, and/or (3) constitute “health fraud drugs.” The FDA also states in these policies that the agency considers drugs presenting a challenge to the drug approval or OTC monograph system as falling into one or all of these categories. This means, among other things, that the FDA will give higher enforcement priority where one company obtains approval of an NDA and other companies are marketing the product without approval, or where drugs are marketed in violation of a final OTC monograph. Recently, the FDA has stated its intention to increase its enforcement in this area and has taken action against certain products, none of which are ours, primarily on the basis of safety concerns. We market a number of our products under these FDA enforcement policies on the basis that they are equivalent to products first marketed prior to 1962. Any change in the FDA’s enforcement discretion and/or policies could alter the way we have to conduct our business and any such change could severely impact our future profitability.

        Whether or not approved under an NDA, all drugs must be manufactured in conformity with cGMPs and other FDA regulations and requirements, and drug products subject to an approved application must be manufactured, processed, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior friendly packaging under the Poison Prevention

Packaging Act and Consumer Product Safety Commission regulations. Products that do not comply with these requirements can be considered misbranded and subject to seizure, recall, monetary fines, and other penalties. Our third-party manufacturers must comply with cGMP requirements and product specific regulations enforced by the FDA, and are continually subject to inspection by the FDA and other governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority determines that our contract manufacturers do not comply with applicable regulations or as a result of an unsatisfactory inspection. Any interruptions of this type could stop or slow the delivery of our products to our customers and affect adversely our results of operations.

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

        Dietary supplements are subject to the cGMP requirements that apply to ordinary foods. In addition, as authorized by DSHEA, the FDA proposed cGMP requirements specifically for dietary supplements. If these regulations are finalized, they will be more detailed than the requirements that currently apply.

        The FDA’s regulation of marketed nutritional supplements includes monitoring safety, through measures such as voluntary dietary supplement adverse event reporting, and product information, such as labeling, claims, package inserts, and accompanying literature. The Federal Trade Commission regulates dietary supplement advertising.

Product Liability Insurance

        We maintain product liability insurance on our products that provides coverage of up to $20,000,000 in the aggregate per year. This insurance is in addition to required product liability insurance maintained by the manufacturers of our products. We cannot assure you that product liability claims against us will not exceed that coverage. To date, no product liability claim has been made against us and we are not aware of any pending or threatened claim.

Employees

        As of February 28, 2007, we had approximately 300 employees. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe that our relationships with our employees are good. None of our employees are subject to a collective bargaining agreement.

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

        We derive a majority of our net sales from our core branded products, particularly ADOXA®, KERALAC®/ KEROL™, and SOLARAZE®. Ten of our core branded products accounted for a total of approximately 87%, 81% and 73% of our net sales for 2006, 2005 and 2004, respectively. We believe that the net sales of these core products, and line extensions, if any, of such products, will constitute the majority of our overall net sales for the foreseeable future unless and until we can develop sales of VEREGEN™, ELESTRIN™ or other new products. Accordingly, any factor that hurts the sales of our core products, individually or collectively, could reduce our revenues and profitability. Net sales of our core branded products could be adversely affected by the following factors, among others:

•	competition from generic or therapeutically equivalent products;
•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core branded products;
•	marketing or pricing actions by one or more of our competitors;
•	effectiveness of our sales and marketing efforts;

•	manufacturing or supply interruptions;
•	legal or regulatory action by the FDA and other government regulatory agencies, including changes that could render our products obsolete or otherwise affect the ability of our sales force to market to prescribing physicians;
•	changes in the prescribing practices of dermatologists, podiatrists and/or gastroenterologists;
•	changes in the reimbursement or substitution policies of third party payers or retail pharmacies;
•	product liability claims; and
•	the outcome of disputes relating to trademarks, patents, license agreements and other rights.

Our revenues and profitability would be adversely affected if we cannot launch VEREGEN™ or ELESTRIN™ on a timely basis or if these products are not commercially accepted.

        We plan on launching VEREGEN™ and ELESTRIN™ for commercial distribution during 2007. If, for any reason, our launch of either of these products is delayed, our revenues and profitability will be adversely affected, which will have a corresponding negative impact on our business, and would likely negatively affect the market price of our stock. Factors out of our control that could delay the launch of VEREGEN™ or ELESTRIN™ include manufacturing delays or problems, shortages of active product ingredients and shipping delays. In addition, our sales of VEREGEN™ and ELESTRIN™ will be adversely affected, and our revenues and profitability will be correspondingly impacted, if physicians do not accept VEREGEN™ or ELESTRIN™ as acceptable treatment alternatives for patients and do not write prescriptions for these products, our sales and marketing efforts are ineffective or if the safety or efficacy of VEREGEN™ or ELESTRIN™, on a commercial scale, is not sustained.

ADOXA® net sales make up a substantial portion of our revenues and profitability and failure to maintain its sales would reduce our revenues and profitability.

        Since August 2004, we have sold ADOXA®, an oral antibiotic indicated for the treatment of acne that is not patent protected. ADOXA® accounted for approximately 32%, 34% and 13% of our net sales for 2006, 2005 and 2004, respectively. The concentration of our net sales in a single product line makes us particularly dependent on that line. If demand for ADOXA® decreases and we fail to replace those sales, our revenues and profitability would decrease.

Our sales suffer from competition by generic or therapeutically equivalent products because we do not have proprietary protection for most of our existing branded pharmaceutical products.

        Most of our currently marketed products do not have patent or other intellectual property protections. Therapeutically equivalent products for most of our brands are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or therapeutically equivalent products. In addition, our branded products for which there are no generic or therapeutically equivalent forms available may face competition from different therapeutic treatments used for the same indications for which our branded products are used. Over the past several years, generic or competitive and less expensive versions of many of our products have been introduced, including for different strengths of ADOXA®, ZODERM®, PAMINE®, ANAMANTLE®HC and different formulations of KERALAC®, which has resulted in reduced demand and significant decreases in our net sales of the affected products. In order to maintain our sales, we may enter into agreements for authorized generic versions of our products and we implement life cycle management techniques such as creating new formulations and delivery methods. For example, we authorized generic versions of certain strengths of ADOXA® and we also launched ADOXA PAKS®, designed to enhance patient compliance and physician prescribing. These strategies may not be successful with respect to individual products or in the aggregate. It is unlikely that once a generic or therapeutically equivalent product is introduced, we will be able to maintain significant sales of the affected product. If aggregate demand for ADOXA®, KERALAC®, ZODERM®, ANAMANTLE®HC or any other material product line decreases and we fail to replace those sales, our revenues and profitability will decrease, which will have an adverse effect on our business, financial condition and results of operations and would likely negatively affect the market price of our stock.

If we cannot purchase or develop new products and bring them to market, our business could suffer.

        In 2006, we refocused our business strategy primarily on in-licensing, developing and bringing-to-market phase II and phase III drugs with long-term intellectual property protection. We also intend to grow by expanding our existing, and entering into new, joint venture relationships and strategic alliances with biotechnology companies. Although we expect to launch VEREGEN™ and ELESTRIN™ in 2007, we cannot assure you that we will continue to implement our refocused business strategy effectively. Factors that could limit or restrict our ability to implement our strategy include:

•	we may be unable to identify suitable products, product candidates or potential joint venture partners within our areas of expertise;
•	we may be unable to license or acquire the relevant technology or enter into strategic alliances on terms that would allow us to make an appropriate return from the product or alliance;
•	we may not have the financing to acquire an available or late stage development product;
•	we may not be able to make acquisitions because other bidders may have greater financial resources;
•	potential product candidates may not receive required regulatory approvals for marketing or, on further study, be shown to have harmful side effects, not be efficacious or be less efficacious than existing products or have other characteristics that indicate they are unlikely to be effective drugs;
•	we may not be able to retain or hire the necessary qualified employees; and
•	we may not be able to gain market acceptance for any products that we do launch.

        While we anticipate making future acquisitions and entering into development agreements in accordance with our strategic plan, we might be unable to consummate any such transactions. Further, we may not achieve anticipated sales levels for newly acquired or licensed products or internally developed products or line extensions or those sales may not be profitable. Our failure to do any of these things would have a negative effect on the growth of our sales and profitability, and on our operations.

We may not be successful in establishing additional, or expanding existing, joint venture partnerships or strategic alliances, which could adversely affect our ability to develop and commercialize products.

        An important element of our business strategy is entering into collaborations for the development and commercialization of products. If we are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives. We face significant competition in seeking appropriate collaborators. We cannot be sure that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us. Moreover, these collaboration arrangements are complex, costly to negotiate and time consuming to document. Further, we may, upon entering into such agreements, be required to make significant up-front payments to fund the projects. Even if we are able to enter into collaborations, we cannot assure you that these arrangements will result in successful product development or commercialization.

Delays in the research and development or testing processes will cause a corresponding delay in revenue generation from potential new products developed for or acquired by us, which could adversely affect our business and our income.

        We expect to rely on our collaborators for the research and development of any Phase II and Phase III drugs that we may in-license or acquire. For example, under our agreement with MediGene AG, in addition to VEREGEN™, we have acquired rights to additional potential ointments or other topical formulations containing green tea catechins for the treatment of dermatological diseases in humans. We cannot assure you that we will be able to develop line extensions to our existing brands or any other products or technology, including any products or line extensions to be developed under the MediGene and BioSante agreements, in a timely manner, or at all. We evaluate our own and our collaborators’ research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these evaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. If we fail to take a product or technology from the development stage to market on a timely basis or at all, we may incur significant expenses without any financial return.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize additional new product candidates, and our ability to generate revenue will be materially impaired.

        Our agreements with MediGene and BioSante involve the development of new pharmaceutical products, which are subject to FDA approval and regulation. As part of our strategy, we intend to enter into additional agreements to in-license or acquire additional new pharmaceutical products that will also be subject to FDA approval and regulation. We cannot assure you that the FDA will approve any products or applicable line extensions we develop in a timely fashion, or at all. Failure to obtain regulatory approval for any of our product candidates will prevent us from commercializing it.

        We have limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. We will also be relying at least in part on our strategic collaborators and partners, and contract research organizations, to file and prosecute the appropriate applications. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be efficacious, may be only moderately efficacious or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

        The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application.

        The FDA, and comparable authorities in other countries, have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could influence how a product candidate is classified and delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

        Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

The manufacture and packaging of pharmaceutical products are subject to the requirements of the FDA and similar foreign regulatory bodies. If our third party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

        The manufacture and packaging of pharmaceutical products such as VEREGEN™, ELESTRIN™ and SOLARAZE®, as well as our other current and possible future products, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMPs and comparable requirements of foreign regulatory bodies. Independent companies manufacture and supply all of our products. Failure by our third party manufacturers to comply with applicable regulations, requirements or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

        Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s cGMP. This review may be costly and time consuming and could delay or prevent the launch of a product or the use of a facility to manufacture a product. Any such change in facility would be subject to a pre-approval inspection by the FDA and the FDA would again require demonstration of product comparability. Foreign regulatory agencies have similar requirements.

        The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for manufacture, packaging or testing of products at any time. If we or the manufacturers of our products are unable to comply, we, and they, may be subject to regulatory enforcement, civil actions or penalties, which could significantly and adversely affect our business, and any such change may lead to an increase in cost of goods.

If VEREGEN™, ELESTRIN™ or other new product offerings fail to achieve market acceptance, the revenues that we generate from their sales will be limited and our profitability could be affected.

        Market acceptance of our products and any new products for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Physicians may elect to not recommend using our products for any number of other reasons, including whether our products best meet the particular needs of the individual patient. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched.

        We have not yet begun to formally market VEREGEN™ or ELESTRIN™. Our efforts to educate the medical community and third-party healthcare payors on the benefits of these or any of our future products will require significant resources, including the hiring of additional sales representatives and training of the sales force about the benefits and risks of our products, and may never be successful. In the case of VEREGEN™, we will also need to educate the medical community and third-party healthcare payors about catechins extracted from green tea, a novel active ingredient, and there can be no assurance that this novel active ingredient will find market acceptance.

        If our products fail to achieve and maintain market acceptance, or if new products or technologies are introduced by others that are more favorably received than our products, or if we are otherwise unable to market and sell our products successfully, our business, financial condition, results of operations and future growth will suffer.

The introduction of line extensions of our existing products or of new products that compete with our existing products, or unanticipated generic competition, could result in unexpected changes in our estimates for future product returns and reserves for obsolete inventory, which would adversely affect our operating results.

        One of the principal strategies we employ to offset the impact of generic competition affecting our products is the introduction of line extensions of our existing products to create marketing advantages and extend the life cycles of our products. From time-to-time we may seek to introduce line extensions on an expedited basis before we are able to reduce the levels of inventories of product that may be rendered obsolete or otherwise adversely affected by the line extension. This may require us to increase our estimate for returns of product on hand at wholesalers, which is recorded as a reduction of our net sales, and increase our reserve for inventory in our warehouse, which is recorded as a cost of sales. Accordingly, generic competition and the introduction of line extensions may adversely affect our operating results.

We depend on a limited number of customers, and if we lose any of them, our business could be harmed. Further consolidation of wholesalers of pharmaceutical products can negatively affect our distribution terms and sales of our products.

        Our four largest customers, who are all wholesalers, accounted for an aggregate of approximately 97%, 90% and 91% of our gross trade accounts receivable at December 31, 2006, 2005 and 2004, respectively. The following table presents a summary of gross sales to our four largest customers as a percentage of our total gross sales:

	Years Ended December 31,
Customer(1)	2004	2005	2006
AmerisourceBergen Corporation	15%	13%	13%
Cardinal Health, Inc.	36%	40%	36%
McKesson Corporation	25%	29%	32%
Quality King Distributors, Inc	11%	1%	2%

(1)	No other customer had a percentage of the Company’s total gross sales greater than 5% during the periods.

The loss of any of these customers’ accounts or a reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressures from these customers.

        In recent years, the distribution network for pharmaceutical products has been subject to increasing consolidation. As a result, a few large wholesalers control a significant share of the market. Consequently, there are fewer channels for wholesale and retail pharmaceutical distribution than were historically available. Accordingly, we depend on fewer wholesalers for our products and we are less able to negotiate price terms with wholesalers. Although we believe that this consolidation among wholesalers will ultimately reduce our distribution costs, our inability to aggressively negotiate price terms with them over the long term could inhibit our efforts to improve our profit margins or sales levels. Additional consolidation among pharmaceutical wholesalers could limit our ability to compete effectively.

We are subject to chargebacks and rebates when our products are resold to or reimbursed by governmental agencies and managed care buying groups, which may reduce our future profit margins.

        Chargebacks and rebates are the difference between the prices at which we sell our products to wholesalers and the price that third party payors, such as governmental agencies and managed care buying groups, ultimately pay pursuant to fixed price contracts. Medicare, Medicaid and reimbursement legislation or programs regulate drug coverage and reimbursement levels for most of the population in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Some of our products are subject to rebates of up to the greater of 15.1% of the average manufacturer price or the difference between the average manufacturer price and the lowest manufacturer price during a specified period. We record an estimate of the amount either to be charged back to us or rebated to the end-users at the time of sale to the wholesaler. Over recent years, the pharmaceutical industry in general has accepted the managed care system of chargebacks and rebates. Managed care organizations increasingly began using these chargebacks and rebates as a method to reduce overall costs in drug procurement. Levels of chargebacks and rebates have increased momentum and caused a greater need for more sophisticated tracking and data gathering to confirm sales at contract prices to third-party payors with respect to related sales to wholesalers. We record an accrual for chargebacks and rebates based upon factors including current contract prices, historical chargeback and rebate rates and actual chargebacks and rebates claimed. The amount of actual chargebacks claimed could, however, be higher than the amounts we accrue, and could reduce our profit margins during the period in which claims are made.

If our estimates for returned products are incorrect, there may be a materially adverse impact on our net sales as well as an impact on our operating results.

        In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used by its expiration date, which is typically two to three years from the date of manufacture. Our return policy typically allows product returns for products within an eighteen-month window from six months prior to the expiration date to up to twelve months after the expiration date. Our return policy conforms to industry standard practices. Management is required to estimate the level of sales that will ultimately be returned pursuant to our return policy and to record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net sales. We believe that we have sufficient data to estimate future returns at the time of sale. Management periodically reviews the allowances for returns and adjusts them based on actual experience. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. If we over or under estimate the level of sales that will ultimately be returned, there may be a material impact to our operating results.

Distribution Service Agreements (DSAs) with our wholesalers have affected our sales and product returns and may result in us paying an additional service fee to the wholesalers in the future.

        We have entered into DSAs with three wholesale customers, two of whom are our largest two customers, McKesson and Cardinal. The third wholesaler is Kinray. Our DSAs with McKesson, Cardinal and Kinray became effective during 2004, 2004, and 2006, respectively. The terms of these DSAs require us to pay fees for product distribution, inventory management and administrative services that are offset by any price appreciation of the inventory that these wholesalers have on hand and also by any discounts that we give them for new product promotions. In return for these fees, these wholesalers are generally obligated to maintain their inventory levels to an agreed upon months-on-hand and to provide us with monthly inventory and sales reports. The increased visibility afforded by these DSAs provides us with greater sales and inventory predictability and the improved ability to match sales with underlying demand. The initial effects of our executing DSAs were that each wholesaler initially reduced its inventory of our products and our sales to them decreased and product returns increased. During 2006, we continued to experience substantial product returns from McKesson and Cardinal that we believe are partially attributable to the DSAs. As a result of the DSAs, we expensed an aggregate of $2,042,838 in service fees during 2006.

Because we rely on independent manufacturers for our products, any production or regulatory problems these third parties experience could be disruptive to our inventory supply.

        We do not own or operate any manufacturing or production facilities and all of our products are manufactured and supplied to us by independent companies. Many of these companies also manufacture and supply products for some of our competitors. We do not have licensing or other supply agreements with some of these manufacturers or suppliers for our products, and therefore, some of them could terminate their relationship with us at any time, thereby hampering our ability to deliver and sell the manufactured product to our customers and negatively affecting our operating margins. From time to time, we have experienced delays in shipments from some of our vendors due to production management or supply problems. Although we believe we can obtain replacement manufacturers, if necessary, the absence of agreements with some of our present suppliers may interrupt our ability to sell our products and adversely affect our present and future sales. Any delays in manufacturing or shipping products, including any customs or related issues, may affect our product supply and ultimately have a negative impact on our sales and profitability.

        All manufacturers of pharmaceutical products sold in the United States must comply with cGMP requirements and manufacturing operations and processes are subject to FDA inspection. Failure to comply with cGMP requirements can lead to the shutdown of a facility, the seizure of product distributed by that the facility and other sanctions. If we wish or need to identify an alternate manufacturer, delays in obtaining FDA approval of the replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to $4,060,000, this insurance may not be sufficient to compensate us for any interruption of this kind. As a result, the loss of a manufacturer could cause a reduction in our sales, margins and market share, as well as harm our overall business.

Any disruption in the supply of raw materials for our products or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products and could adversely affect our sales.

        We, and the manufacturers of our products, rely on suppliers of raw materials used in the production of our products. Some of these materials, including the active ingredient in VEREGEN™, ELESTRIN™, PAMINE® and SOLARAZE®, are available from only one source or a limited number of sources. We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues.

        We cannot be certain that supply interruptions will not occur or that our inventories of products will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including:

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

We selectively outsource some of our non-sales and non-marketing services, and cannot assure you that we will be able to obtain these services on acceptable terms.

        To enable us to focus on our core marketing and sales activities, we selectively outsource non-sales and non-marketing functions, such as product and clinical research, manufacturing and warehousing. As we expand our activities in these areas, we expect to use additional financial resources. Typically, we do not enter into long-term contracts for our non-sales and non-marketing functions. Whether or not long-term contracts exist, we cannot assure you that we will be able to obtain these services or products in a timely fashion, on acceptable terms, or at all.

We may need additional financing to implement our business strategy, which may not be available on terms acceptable to us.

        In order to implement our business strategy, and to grow through in-licensing of products and other acquisitions and product enhancement, we may need additional financing. Our ability to grow is dependent upon, and may be limited by, among other things, the availability of satisfactory financing arrangements. Our existing credit facility restricts our ability to incur indebtedness and our ability to grant liens upon, and security interests in, our assets, including our intellectual property. As a result, we may not be able to obtain the additional capital necessary to pursue our business strategy. In addition, even if we can obtain additional financing, that financing may not be on terms that are satisfactory to us. We intend to finance any new licensing or acquisitions from one or more of the following:

•	existing working capital and positive cash flow from operations;
•	new borrowings; or
•	issuing equity securities.

        If we raise additional funds by issuing equity securities, our then-existing stockholders could experience dilution and the terms of any new equity securities may have preferences over our common stock.

We have outstanding indebtedness, which could adversely affect our financial condition.

        Our total consolidated long term debt, including current maturities, arising solely from the term loan portion of our $110 million credit facility, was approximately $69 million as of December 31, 2006. For a discussion of our financial condition at December 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” included elsewhere in this Annual Report. Under this facility, we have granted to the lenders a lien on substantially all of our current and future property, including our intellectual property.

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

        We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. Our ability to make payments on and, if necessary, to refinance our debt will also be influenced by general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control. We may need to refinance all or a portion of our debt as a result of a default, or otherwise, on or before maturity. We cannot assure you that we would be able to refinance any of our debt, including the debt under our credit facility, on commercially reasonable terms or at all.

        Further, based upon our current projections, we expect to be in default under the fixed coverage charge ratio set forth in our current syndicated credit facility beginning in the Third Quarter of 2007. As a result of the projected default, the desire to reduce the interest rates charged under the facility and to provide us increased flexibility to potentially enter into future licensing, acquisition or other similar transactions, we currently expect to enter into a new credit facility prior to the Third Quarter of 2007.

We may be subject to product liability claims, and if we do not have adequate insurance coverage, we could face substantial losses and legal costs, and our reputation could suffer.

        Pharmaceutical and health related products, such as those we market, may carry health risks. In the case of new products, such as VEREGEN™ and ELESTRIN™, those risks may not become fully known until the product has been commercially available in the market for a period of time. Consequently, consumers may bring product liability claims against us. We maintain product liability insurance on our products that provides coverage of up to $20,000,000 in the aggregate per year. This insurance is in addition to the required product liability insurance maintained by the manufacturers of our products. We cannot assure you that product liability claims will not exceed that coverage or that our reputation will not suffer as a result of any claims. If insurance does not fully fund any product liability claim, or if we are unable to recover damages from the manufacturer of a product that may have caused such injury, we must pay such claims from our own funds. We may also incur substantial litigation costs to defend such claims, even if the claims are without merit. Any such payment or costs could have a detrimental effect on our financial condition. In addition, we may not be able to maintain our product liability insurance at reasonable premium rates, if at all.

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

        The cost of insurance, including workers compensation, product liability and general liability insurance, has risen significantly in recent years and may increase in the future. In addition, as a result of the SEC inquiry, the restatement of our financial results for the quarter ended September 30, 2004, the federal securities class action lawsuit and federal and state derivative shareholder lawsuits, the cost of our directors and officers insurance has increased and could continue to increase. In response to increased premiums, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

The loss of our key personnel could limit our ability to operate our business successfully.

        We are highly dependent on the principal members of our management staff, the loss of whose services we believe would impede the achievement of our business strategy and objectives. We may not be able to attract and retain key personnel on acceptable terms. Many of our key managerial, operational and scientific personnel would be difficult to replace. The loss of such personnel’s services could delay the acquisition or development of products, the achievement of our business objectives and limit our ability to operate our business successfully.

RISKS RELATED TO INTELLECTUAL PROPERTY

Our intellectual property rights might not afford us with meaningful protection.

        We have recently refocused our business strategy, which anticipates greater investment in products with intellectual property protections. However, other than patents with respect to SOLARAZE®, VEREGEN™ and ELESTRIN™, we do not have meaningful patents or patent applications pending with respect to any other material products currently sold by us, including ADOXA®. We mainly rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we often use trade secret protection and confidentiality agreements to protect our interests. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy to us in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently develop similar or equivalent trade secrets or know-how.

        The ownership of a patent or an interest in a patent does not always provide significant protection and the patents and applications in which we have an interest may be challenged as to their validity or enforceability. Other market participants may independently develop similar technologies or design around the patented aspects of our technology. Challenges to the patents for SOLARAZE®, VEREGEN™ or ELESTRIN™ or other products for which we may obtain rights may result in significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of management’s time, which would detract from the time available to be spent maintaining and developing our business. Because marketing patent protected products represents a new business strategy for us, the cost of analyzing and responding to intellectual property related challenges may be amplified by our lack of experience with this business model.

We could be sued regarding the intellectual and proprietary rights of others, which could seriously harm our business and cost us a significant amount of time and money.

        Historically, we have only conducted patent searches on a limited basis due to the maturity of our existing products. As a result, the products and technologies we currently market, and those we may market in the future may infringe on patents and other rights owned by others. We also conduct trademark searches. However, the products we currently market, and those we may market in the future, may infringe on trademarks and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products, technologies or brands, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged product, or to modify our products or brand names to avoid infringing upon those rights.

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

        The specialty pharmaceutical industry is highly competitive. Many of our competitors are larger and more well-established. Our competitors include Axcan Pharma, Barrier Therapeutics, CollaGenex Pharmaceuticals, Graceway Pharmaceuticals, King Pharmaceuticals, Medicis, Salix Pharmaceuticals, Sciele Pharma, Stiefel Laboratories, Valeant Pharmaceuticals and Wyeth Pharmaceuticals. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability than us to undertake more extensive research and development, marketing and pricing policy programs. In addition, many of these competitors have greater name-recognition than we do among purchasers of pharmaceutical products, and in some cases, they have a reputation for producing highly-effective products.

        In addition to competition from existing products, it is also possible that our competitors may develop and bring new products to market before us, or may develop new technologies that improve existing products, new products that provide the same benefits as existing products at less cost, or new products that provide benefits superior to those of existing products. These competitors also may develop products that make our current or future products obsolete. Our competitors may also make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share.

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

        Noncompliance with applicable FDA or other government policies or requirements could subject us to enforcement actions, such as suspensions of distribution, seizure of products, product recalls, fines, “whistleblower” lawsuits, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

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

        New prescription drugs must be the subject of an FDA-approved application before they may be marketed in the United States. Certain other drugs may be marketed over the counter, or OTC, under special regulations issued by the FDA known as OTC monographs. Certain of our current drugs that we and others market are not the subject of an approved application or an OTC monograph.

        The FDA has recognized that there are numerous, perhaps thousands, of such drug products currently on the market without FDA approvals or authorizations. These include principally products that first came on the market without an NDA prior to changes in the food and drug laws in 1962, and new products that have come on the market since that time on the grounds that they are identical, similar, or related to pre-1962 products. The FDA has stated that these unapproved products are new drugs under the Federal Food, Drug, and Cosmetic Act and thus require an effective approval in order to be introduced into interstate commerce. However, the FDA also acknowledges that many of these products have been marketed and prescribed for years without raising any safety or effectiveness issues, and thus has established policies stating the circumstances under which it will exercise its enforcement discretion and not take action against an otherwise unapproved new drug. The FDA has recently stated its intent to increase enforcement activities in this area and has taken action against certain drugs, none of which are ours, pursuant to its established enforcement policies primarily on the basis of safety concerns.

        Many of our brands, including KERALAC®, KEROL™, CARMOL®40, ROSULA®, ZODERM®, SELSEB®, LIDAMANTLE® and ANAMANTLE®, are marketed in the United States without an FDA-approved marketing application under FDA’s established enforcement policies on the grounds that they are identical, related, or similar to products that existed on the market prior to 1962. Any change in the FDA’s enforcement discretion and/or policies could prevent us from continuing to market these products without incurring the expense and delay of obtaining an approval, alter the way we have to conduct our business, and severely affect our future profitability. In addition, if a competitor submits an NDA to the FDA for any of these drugs, the FDA may require us also to file an NDA or an ANDA for that same drug in order to continue marketing it in the United States. Similarly, if the FDA issues a final OTC monograph covering one of the products we currently market on a prescription basis, we may be required to sell the product under the monograph on an OTC basis, which could significantly affect our future profitability.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

        In recent years, several states and localities, including California, the District of Columbia, Maine, Massachusetts, Michigan, Minnesota, New Mexico, Ohio, Rhode Island, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. We are currently in the process of developing a formal compliance infrastructure and standard operating procedures to comply with such laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

New legislation or regulatory proposals may adversely affect our revenues.

        A number of legislative and regulatory proposals aimed at changing or amending the way in which health care services and products are provided and paid for in the United States, including the cost of prescription products, importation and reimportation of prescription products from countries outside the United States and changes in the amounts at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted, or the effect these proposals may have on our business, the pending nature of these proposals, as well as the adoption of any amendment or change in existing applicable laws and regulations, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in 2000, Congress directed the Department of Health and Human Services to issue regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has not acted to implement this directive, the House of Representatives passed a similar bill in January 2003 that would have permitted reimportation to take effect without the action of the Secretary of the Department of Health and Human Services. This bill as well as other reimportation bills have not yet resulted in any new laws or regulations. Enactment of any of these proposed bills and other initiatives could decrease the reimbursement amount we receive for our products.

        Additionally, sales of our products in the United States could be adversely affected by the importation into the U.S. of foreign manufactured products that some may deem equivalent to our product and that are available outside the United States at lower prices than in the United States. Most of these foreign imports into the U.S. are illegal under current law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines. In addition, state and local governments have suggested that they may import or facilitate the import of drugs from Canada for employees covered by state health plans or others, and some already have put such plans in place.

Changes in Medicare, Medicaid or similar governmental programs or the amounts paid by those programs for our products may adversely affect our earnings.

        Medicare, Medicaid or similar governmental programs are highly regulated, and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 or MMA, created a new, voluntary prescription drug benefit under the Social Security Act, or Part D Medicare Drug Benefit. Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, became eligible and began enrolling for the Part D Medicare Drug Benefit. In addition, the MMA requires that the Federal Trade Commission conduct a study and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. We are unable at this time to predict or estimate the financial impact of this new legislation or these regulations.

Changes in the reimbursement policies of managed care organizations and other third party payors may reduce our gross margins.

        Our operating results and business success depend in large part on the availability of adequate third party payor reimbursement to patients for our prescription brand products. These third party payors include governmental entities, such as Medicaid, private health insurers and managed care organizations. A majority of the United States population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business. Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive to patients, suppliers and prescribing physicians. Changes in the reimbursement policies of these entities could prevent our branded pharmaceutical products from competing on a price basis. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share, our gross margins and our overall business and financial condition could be negatively affected. While we focus on the inclusion of our products in these formularies, this marketing channel is highly competitive and we cannot assure that a significant percentage of our core products will be covered by the formularies of the major managed care organizations and pharmacy benefit managers.

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

RISKS RELATED TO OUR COMMON STOCK

Shareholder lawsuits could have a material adverse effect on our results of operations and liquidity.

        We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court for the District of New Jersey. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures made to the market that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action. Further, a federal shareholder derivative action was filed against us and certain of our officers and directors alleging breach of fiduciary duties arising out of the SEC inquiry and the restatement of our financial results for the quarter ended September 30, 2004 and violations of Delaware law regarding annual meetings. On July 14, 2006, the plaintiff filed an amended complaint alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. These proceedings have resulted, and are expected to continue to result, in a diversion of management’s attention and resources and in significant professional fees. These professional fees have substantially increased, and in the near term may continue to substantially increase, our cash needs.

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

        Holders of our common stock are entitled to one vote per share on matters on which our stockholders vote generally. As long as there are at least 325,000 shares of our Class B common stock outstanding, holders of our Class B common stock vote, as a class, to elect a majority of our board of directors. In addition, shares of our Class B common stock are entitled to five votes per share on all other matters to be voted on by stockholders in general. The ability of the holders of our Class B common stock to elect a majority of our directors and the differential in the voting rights between the common stock and the Class B common stock could affect adversely the market price of our common stock. All of the outstanding shares of our Class B common stock are currently held by Daniel Glassman, our founder and President and Chief Executive Officer, and his wife, and Bradley Glassman, Senior Vice President, Sales & Marketing.

        The Board of Directors has agreed to review our dual-class equity structure in the first half of 2007.

Our founder and President and Chief Executive Officer could exercise substantial control over our affairs.

        At February 28, 2007, Daniel Glassman, our founder and President and Chief Executive Officer, and members of his immediate family (including his wife, Iris Glassman, and son, Bradley Glassman), were the beneficial owners of approximately 13%, or 2,144,389 shares of our outstanding common stock, including the possible beneficial conversion of all outstanding shares of Class B common stock. The Class B common stock currently votes, as a class, to elect a majority of our board of directors, and has five votes per share, or approximately 18% of the total voting power, with respect to all other matters on which our stockholders are entitled to vote other than the election of the board of directors. As a result, Mr. Glassman exercises voting control over the election of our board of directors and could influence our corporate actions. The interests of Mr. Glassman and his family may differ from yours and they may be able to take actions that advance their respective interests to your detriment. Mr. Glassman’s ability to exercise control over the election of the board of directors may discourage, delay or prevent a merger or acquisition and could discourage any bids for our common stock at a premium over the market price.

Our certificate of incorporation and Delaware law may delay or prevent our change of control, even if beneficial to investors.

        Our charter authorizes us to issue up to 2,000,000 shares of preferred stock with such designations, rights and preferences as the board of directors may determine from time to time. This authority empowers the board of directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights that could decrease the voting power or other rights of the holders of our common stock. The issuance of such preferred stock could, under some circumstances, discourage, delay or prevent a change of control. To date, we have not issued any shares of preferred stock. In addition, we are and will continue to be subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay or prevent a change of control.

Our operating results and financial condition may fluctuate which could negatively affect the price of our stock. Our stock price has fluctuated considerably and could decline.

        Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period, which could negatively affect the price of our stock:

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;
•	changes in the amount we spend to promote our products;
•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses, including delays in the regulatory approval process for new products;
•	changes in treatment practices of physicians that currently prescribe our products;
•	changes in wholesale and retail customers’ purchases and returns of our products;
•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;
•	increases in the cost of raw materials used to manufacture our products;
•	manufacturing and supply interruptions, including any failure by our manufacturers to comply with manufacturing specifications;
•	development of new competitive products by others;
•	the mix of products that we sell during any time period;
•	our responses to price competition;
•	market acceptance of our products;
•	the impairment and write-down of goodwill or other intangible assets;
•	implementation of new or revised accounting, securities, tax or corporate responsibility rules, policies, regulations or laws;

•	disposition of non-core products, technologies and other rights;
•	acquisitions and financings;
•	expenditures as a result of legal actions;
•	termination or expiration of, or the outcome of disputes relating to, or other developments involving, trademarks, patents, license agreements and other rights;
•	our ability to react favorably to changes in governmental regulations affecting products we market;
•	increases in insurance rates for existing products and the cost of insurance for new products;
•	lack of effectiveness of our sales and marketing endeavors; and
•	our level of research and development activities.

        Stock prices of emerging growth pharmaceutical and small-cap companies such as ours fluctuate significantly. In particular, our stock price per share since January 1, 2004 has fluctuated from a low of $7.61 to a high of $25.00. A variety of factors in addition to the foregoing that could cause the price of our common stock to fluctuate, perhaps substantially, include:

•	announcements of developments related to our business;
•	general conditions in the pharmaceutical and health care industries;
•	current events affecting the political, economic and social situation in the United States and other countries where we may sell our products;
•	changes in financial estimates and recommendations by securities analysts;
•	lack of an active, liquid trading market for our common stock;
•	the operating and stock price performance of other companies that investors may deem comparable; and
•	purchases or sales of blocks of our common stock, including any short-selling activities.

        We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. If our revenues in any particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our operating results to suffer further. If our operating results in any future period fall below the expectations of securities analysts or investors, our stock price may fall by a significant amount. In addition, fluctuations in the stock market in general and the market for shares for emerging growth and specialty pharmaceutical companies in particular can be unrelated to our operating performance or the operating performance of other companies. Any such fluctuations in the future could reduce the market price of our common stock.

The exercise of outstanding options or the issuance of other shares could reduce the market price of our stock.

        We currently have outstanding a substantial number of options to purchase shares of our common stock. If the holders of all outstanding options exercised them, we would have an additional 1,651,617 shares of common stock issued and outstanding as of December 31, 2006. The sale, or availability for sale, of such substantial amounts of additional shares of common stock in the public marketplace could reduce the prevailing market price of our securities and otherwise impair our ability to raise additional capital through the sale of equity securities.

We may sell equity securities in the future, which would cause dilution.

        We may sell equity securities in the future to obtain funds for general corporate or other purposes. We may sell these securities at a discount to the market price. Any future sales of equity will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

ITEM 1B: UNRESOLVED STAFF COMMENTS

        None.

ITEM 2: PROPERTIES

        We lease approximately 33,000 square feet of office space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2013. The owner and manager of this property is a limited liability company that is owned and controlled by Daniel Glassman, our CEO and President. The lease obligates us to pay 3% increases in annual lease payments per year.

        We lease an 11,500 square foot warehouse at a different location in Fairfield, New Jersey. This lease has a term expiring on February 28, 2010.

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

ITEM 3: LEGAL PROCEEDINGS

Contract Dispute

        In 2004, we were named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey by one of our former contract manufacturers alleging breach of contract by us and seeking unspecified monetary damages. During 2005, we filed an Answer and Counterclaim with respect to this matter, seeking monetary relief of our own. A March 19, 2007 trial date has been set with respect to this dispute. We believe that we have meritorious defenses to the plaintiff’s allegations and valid bases to assert our counterclaims and demand for monetary damages.

Shareholder Lawsuits

        We, along with certain of our officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that we and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. We and the individual defendants filed our initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying our motion to dismiss the federal securities class action lawsuit. We continue to dispute the allegations set forth in the class action lawsuit and intend to vigorously defend ourselves. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants’ response is due on April 2, 2007.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of our officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. We and the individual defendants filed our initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006.

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

SEC Inquiry

        In December 2004, we were advised by the staff of the SEC that it is conducting an informal inquiry relating to us to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that we provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. We are cooperating with this inquiry, however, we are unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. Since we cannot predict the outcome of this matter and its impact on us, we have made no provision relating to this matter in our financial statements. In addition, we expect to continue to incur expenses associated with the SEC inquiry and it repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of our management team from normal business operations. During the Second Quarter 2006, our Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. During 2006, we remediated the material weaknesses described in our 2005 Form 10-K, our Form 10-Q/A for the quarter ended March 31, 2006, and our Forms 10-Q for the quarters ended June 30, 2006 and September 30, 2006, respectively.

Settlement of Proxy Contest

        On October 26, 2006, prior to the close of our 2006 Annual Meeting of Stockholders, we entered into a global Settlement Agreement with Costa Brava Partnership III L.P. (“Costa Brava”). Costa Brava owns approximately 9.9% of our Common Stock. Roark, Rearden and Hamot, LLC (“RRH”) is the general partner of Costa Brava. Seth W. Hamot, one of our directors, is the President of RRH.

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

        At a meeting of the Board of Directors held on November 7, 2006, Mr. Hamot and Mr. Linton elected Mr. Murphy as the third common stock director. We paid Costa Brava the $1.15 million and on November 2, 2006, Costa Brava dismissed with prejudice all currently pending litigation against us in Delaware. We also recorded an additional $950,000 of expense for advisory and legal fees relating to the settlement of this matter. During January 2007, our Board of Directors separated the positions of Chairman of the Board and Chief Executive Officer.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information set forth in Item 1.01 of our Current Report on Form 8-K filed with the SEC on October 27, 2006 and Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our common stock were traded on The Nasdaq National Market under the symbol “BPRX” until May 13, 2003, when they were listed and began trading on the New York Stock Exchange under the symbol “BDY.” Our Class B common stock is not publicly traded.

        The following table sets forth the range of high and low sales prices for shares of our common stock for the periods indicated

	Price Range
	High	Low
Year Ended December 31, 2005
First quarter	$15.92	$ 8.16
Second quarter	11.96	7.61
Third quarter	12.66	10.48
Fourth quarter	13.41	9.34

Year Ended December 31, 2006
First quarter	$14.95	$ 9.30
Second quarter	15.09	10.18
Third quarter	16.42	9.19
Fourth quarter	25.00	15.63

        As of March 8, 2007, there were 157 registered holders of record of shares of our common stock.

Dividend Policy

        We have never declared a cash dividend. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to declare cash dividends.

Securities authorized for issuance under Equity Compensation Plans

Below is a table summarizing all equity security issuances under our equity compensation plans previously approved by our securityholders; we have no equity compensation plans that were not approved by our securityholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
1990 Stock Option Plan	12,600	$ 2.00	—

1999 Incentive and Non-Qualified Stock
Option Plan	1,639,017	$14.04	770,973

Total	1,651,617	$13.95	770,973

        During the quarter ended December 31, 2006 we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 6: SELECTED FINANCIAL DATA

        The following selected consolidated financial data set forth below as of and for each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. You should read this table in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The income statement data for the years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002, 2003 and 2004 are derived from audited financial statements not included in this Annual Report.

	Years Ended December 31,
	2002	2003	2004	2005	2006
Statement of Income Data
Net sales	$ 39,668,973	$ 74,679,251	$ 96,693,987	$ 133,382,194	$144,806,640
Cost of sales	4,568,461	6,533,119	13,340,499	19,817,676	22,436,730

Gross profit	35,100,512	68,146,132	83,353,488	113,564,518	122,369,910
Selling, general and administrative	21,534,143	38,946,576	62,557,871	79,638,298	78,779,696
Research and development	356,089	612,162	804,832	1,515,633	10,427,157
Depreciation and amortization	1,139,531	1,207,116	4,815,095	10,174,989	10,260,974
Interest expense (income), net	(359,261)	111,847	2,149,704	5,340,290	6,168,394
Losses (gains) on short-term investments	49,535	(312,285)	(35,328)	(103,166)	—
Write-off of deferred financing costs	—	—	—	3,988,964	—

Total expenses	22,720,037	40,565,416	70,292,174	100,555,008	105,636,221

Income before income tax expense	12,380,475	27,580,716	13,061,314	13,009,510	16,733,689
Income tax expense	4,746,000	10,756,000	5,107,000	5,048,000	7,065,666
Net income	$ 7,634,475	$ 16,824,716	$ 7,954,314	$ 7,961,510	$ 9,668,023

Basic net income per common share	$ 0.73	$ 1.55	$ 0.51	$ 0.50	$ 0.59

Diluted net income per common share	$ 0.67	$ 1.35 (1)	$ 0.49 (1)	$ 0.49 (1)	$ 0.58

Shares used in computing basic net income per
common share	10,470,000	10,820,000	15,670,000	16,000,000	16,410,000

Shares used in computing diluted net income per
common share	11,440,000	12,840,000	18,410,000	17,950,000	16,550,000

(1)	Gives effect to interest and other expenses, net of tax effects, relating to our 4% convertible notes. On November 14, 2005, we repaid all amounts due under the 4% notes and the related indenture, including all default interest and other fees.
	As of December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data
Working capital	$28,162,830	$178,356,498	$ 815,134	$ 11,193,936	$ 18,978,443
Total assets	43,917,100	203,412,683	313,698,651	296,229,444	312,522,909
Long term liabilities	155,362	37,049,831	33,052,630	69,937,090	55,454,145
Stockholders’ equity	38,193,716	152,895,669	163,763,892	172,439,431	187,616,429

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements regarding our future performance and business strategy. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.

Overview

        We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in niche therapeutic markets, including dermatology, podiatry, gastroenterology and women’s health. Our business strategy contemplates our

•	in-licensing phase II and phase III drugs and developing and bringing to market products with long-term intellectual property protection or other significant barriers to market entry;
•	commercializing brands that fill unmet patient and physician needs;
•	expanding existing partnerships and joint venture relationships with biotechnology and specialty pharmaceutical companies and fostering new strategic alliances designed to deliver a stronger product portfolio; and
•	increasing our focus on research and development activities to continue to develop products organically with longer lifecycles and to extend indications for our current product portfolio.

        We have two primary business segments, our Doak Dermatologics subsidiary (which includes the products we acquired from Bioglan Pharmaceuticals in 2004), specializing in therapies for dermatology and podiatry, and our Kenwood Therapeutics division, providing gastroenterology, women’s health, respiratory and other internal medicine brands. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products. At February 28, 2007, Doak Dermatologics had a dedicated sales force of 129 professional sales representatives, while Kenwood Therapeutics had a dedicated sales force of 46 professional sales representatives. During 2006, we launched our A. Aarons subsidiary, which markets authorized generic versions of Doak’s and Kenwood’s products.

        In August 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of this transaction, we acquired certain intellectual property, regulatory filings and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis, ADOXA®, an oral antibiotic indicated for the treatment of acne, ZONALON®, a topical treatment indicated for pruritus, TX SYSTEMS®, a line of advanced topical treatments used during in-office procedures, and certain other dermatologic products. We paid approximately $191 million, including acquisition costs, for the Bioglan assets.

        During 2006, we entered into agreements with MediGene AG and BioSante Pharmaceuticals, respectively, to commercialize VEREGEN™ and ELESTRIN™, products with significant intellectual property protection. Pursuant to our agreement for VEREGEN™, we have been granted the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for our use in the commercialization in the United States as a prescription product of any ointment or other topical formulation containing green tea catechins, a novel active ingredient, for the treatment of dermatological diseases in humans, including, but not limited to, external genital warts, perianal warts and actinic keratosis. In the First Quarter of 2006, we paid to MediGene $5.0 million in consideration for development and regulatory activities undertaken prior to the date of our agreement. We expensed this $5.0 million as a research and development payment. During the Fourth Quarter of 2006, the FDA approved the marketing of VEREGEN™ as a new drug indicated for the treatment of external genital and perianal warts. Under our agreement with MediGene, the FDA approval triggered a $14 million milestone payment that we paid during December 2006. We classified this $14 million payment as an intangible asset. VEREGEN™ is patented through 2017 (additional pending patent applications may extend its patent life).

        Pursuant to our agreement for ELESTRIN™, we have been granted the exclusive right to market ELESTRIN™ in the United States. ELESTRIN™ is an estradiol transdermal gel to be prescribed for the treatment of moderate-to-severe hot flashes in menopausal women and is available at several dosage levels. In consideration for the grant of our right to market ELESTRIN™, we paid BioSante and its licensor for ELESTRIN™ an aggregate of $3.5 million during October 2006, which we expensed as a research and development payment during the Fourth Quarter of 2006. During the Fourth Quarter of 2006, the FDA approved the marketing of ELESTRIN™. ELESTRIN™ is the lowest dose of estradiol approved by the FDA for the treatment of moderate-to-severe vasomotor symptoms. Under our agreement with BioSante, the FDA approval of ELESTRIN™ triggered regulatory milestone payments of $10.5 million, $7.0 million of which is payable in March 2007, with the remaining $3.5 million payable in December 2007. At December 31, 2006, we recorded this $10.5 million as milestones payable that are non-interest bearing. We utilized an imputed interest rate of 7.35% to determine the principal owed of $10,115,083, and recorded a corresponding amount as intangible assets during December 2006. ELESTRIN™ is patented through 2021 (additional pending patent applications may extend its patent life).

        We expect to launch VEREGEN™ and ELESTRIN™ during 2007. VEREGEN™ will be promoted to physicians by both our Doak Dermatologics and Kenwood Therapeutics sales forces. ELESTRIN™ will be promoted to physicians by our Kenwood Therapeutics sales force. In connection with the launch of these products, we anticipate hiring approximately 20 additional Kenwood Therapeutics sales representatives during 2007 and incurring a corresponding amount of additional sales, marketing and related expenses. Our net sales and profitability would be adversely affected if, for any reason, we were unable to launch VEREGEN™ and ELESTRIN™ on a timely basis.

        With the exception of SOLARAZE®, which is patented through at least 2014, VEREGEN™, which is patented through at least 2017, and ELESTRIN™, which is patented through at least 2021, there is no meaningful intellectual property or proprietary protection for our other material branded pharmaceutical products, including ADOXA®, and competing generic or therapeutically equivalent versions for most of these other products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or therapeutically equivalent products. Since 2004, our net sales have been negatively impacted by the onset and increase in generic or therapeutically equivalent products competing on price with our brands. Increased competition from the sale of generic or therapeutically equivalent products may cause a further decrease in sales that would have an adverse effect on our business, financial condition and results of operations. In addition, as a result of increased generic competition, the execution of Distribution Service Agreements (DSAs) with three of our wholesale customers, two of whom are our two largest customers, and a change in these customers’ market dynamics, we have experienced an increase in product returns. Our branded products for which there are no generic or therapeutically equivalent forms may also face competition from different therapeutic treatments used for the same indications for which our branded products are used.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC®/ KEROL™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, PAMINE®, ANAMANTLE®HC and FLORA-Q®. These core branded products accounted for a total of approximately 87% of our net sales for 2006 and approximately 81% of our net sales for 2005. Currently, only SOLARAZE®, KEROL™ and FLORA-Q® do not face some sort of competition from generic or therapeutically equivalent products.

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

Revenue recognition

        Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to and/or received by an unrelated third party, as provided in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met:

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

        We do not provide any forms of price protection to wholesale customers other than a contractual right to three wholesale customers (who together accounted for 81% of our gross sales in 2006) that our price increases and product purchase discounts offered during a specified twelve-month period will allow for inventory of our products then held by these wholesalers to appreciate in the aggregate. We do not, however, guarantee that our wholesale customers will sell our products at a profit.

        A. Aarons first began selling products during the Third Quarter of 2006. We did not recognize revenue for A. Aarons during 2006 because we did not have sufficient historical data in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” in order for us to accrue and reserve for returns of A. Aarons’ products. During 2006, A. Aarons shipped approximately $268,000 of products at each product’s respective gross selling price.

        During the Third Quarter of 2006, we began shipping our products to certain of our wholesale customers under FOB Destination shipping terms. Under FOB Destination shipping terms, we cannot record the shipment as a sale until the customer receives the shipment at its designated location. These wholesalers required that we enter into agreements with them to change our shipping terms to FOB Destination in order for our business practice with them to conform to their standard operating procedures. For a discussion of the quantitative effect during 2006 of this change in our shipping terms, see “Results of Operations- Year Ended December 31, 2006 compared to Year Ended December 31, 2005” included elsewhere in this Annual Report.

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

        During March 2005, we entered into a DSA with Cardinal Health, having an effective date of July 2004; during September 2005, we entered into a DSA with McKesson having an effective date of October 2004; and during September 2006, we entered into a DSA with Kinray having an effective date of August 2006. Under the terms of each of these DSAs, we have agreed to pay, under certain circumstances, a fee in exchange for certain product distribution, inventory management, and administrative services. The terms of our DSAs are consistent with the industry’s movement toward fee-for-service. We believe that these agreements will, among other things, improve our knowledge of demand for our products, reduce the level of wholesale inventories of our products and improve channel transparency because under the terms of the DSAs, the wholesalers provide us with periodic reports of inventory and demand levels of our products.

        Prior to entering our first DSA in the first quarter of 2005, we followed the practice of offering customers pricing incentives to ensure that supplies in the distribution channel would be sufficient to avoid lack of stock. Although these promotions caused wholesaler buying spikes, we believe the channel was not inflated. Based upon our review of the wholesaler inventory that is available to us, we believe the level of product in the channel is approximately 2.3 months at December 31, 2006. Subsequent to entering the DSAs, we only offer customary new product launch incentives. Our new product sales are disclosed under “Results of Operations.” We record our incentive sales in the period in which the related products are shipped or delivered, net of applicable allowances.

        At December 31, 2006 our return reserve was $26,348,128. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates – We track actual returns by product. We determine the provision for our current sales using actual return rates. Our actual returns by therapeutic category for 2006 and 2005 are detailed below.
•	Level of product in the distribution channel – We analyze and utilize wholesale inventory reports provided to us by our largest wholesale customers. In particular, the wholesale inventory reports provide us the current wholesaler demand by product and actual product inventory held by the same wholesaler. We also estimate the level of product in the distribution channel held by small wholesale customers and retail chains that do not provide us inventory reports based upon discussions with them and our actual sales to these locations. Based upon gathering the information of the non-reporting inventory locations, we estimate the additional weeks of product at these locations. If our estimate for the non-reporting locations, a component of our allowance for returns, were different by one week of demand, our return reserve at December 31, 2006 would increase or decrease by approximately $752,000. We believe a difference of one week of demand for the non-reporting locations is not reasonably likely but is possible due to the subjective nature of this estimate. The estimate for the non-reporting locations is based upon oral communications we have had with some of our retail chain customers.
We also estimate product returns in-transit that are not included in the wholesale inventory reports and not received by us for processing based upon discussions we have with our return processor and our customers. For the December 31, 2006 allowance for returns, we used actual subsequent returns and estimated the time between when the customer removes our product from their inventory and the time we record the return credit. If our estimate for product returns in-transit, based upon actual subsequent returns, is different by one week, our return reserve at December 31, 2006 would increase or decrease by approximately $390,000. We believe a difference of one week for the returns in-transit is not reasonably likely but is possible due to the subjective nature of this estimate. The estimate for the returns in-transit is based upon oral communications we have had with some of our larger wholesale customers, wholesale customers’ return processing centers and our outsourced return processing center. The level of product in the distribution channel is used to determine the maximum return exposure and is compared against the product return reserve created by utilizing the actual return rate trends. The estimated return value at December 31, 2006 of all our products in the distribution channel was approximately $36,400,000. Our estimated return value of all our products in the distribution channel and our related allowance for returns at December 31, 2006 by therapeutic categories is below.
•	Estimated shelf life – We track our returns by lot numbers and compare the lot numbers to when a range of sales may have occurred to determine an estimated average shelf life. We use this historical average as part of our overall process of estimating future returns.
•	Current and projected demand – We utilize prescription demand data provided by Wolters Kluwer, an industry standard third party source, and wholesale inventory reports provided by our wholesale customers.
•	Competitive or generic products that may erode current demand – For competitive product launches, including generics, we utilize our historical experience of competitive product/ generic intrusion to estimate our return reserve allowance.
•	New product launches – For our new product launches, we utilize our historical experience of new product sales in comparison to the same new product returns to estimate our return reserve allowance.

Our actual returns by therapeutic category for 2006 and 2005 are as follows:

Therapeutic Category by Company	Years Ended December 31,		*Range of Expiration Periods (in years)
	2005	2006	December 31, 2006*
Doak Dermatologics, Inc.
Keratolytic	$ 6,083,470	$ 7,777,004	2
Acne/Roseaca	6,591,817	11,664,225	1.5 – 2
Actinic Keratoses	1,374,686	1,687,081	2 – 2.5
Anesthetics	1,872,861	2,630,567	2 – 3
Scalp	325,104	851,236	2
Cosmeceuticals/ Other	233,301	124,264	2–3

Total	$16,481,239	$24,734,377

Kenwood Therapeutics
Gastrointestinal	$ 676,222	$ 3,604,599	2
Respiratory	625,976	1,463,601	2 – 5
Nutritional	192,263	164,386	2 – 3

Total	$ 1,494,461	$ 5,232,586

TOTAL	$17,975,700	$29,966,963

*	Based upon date of manufacture to labeled expiration date.

        The increase in the actual returns during 2006, in comparison to the same periods the prior year, is due to a decrease in demand for many of our products as a result of increased generic competition (for a listing of products that have generic competition, see “Results of Operations”) and a change in our customers’ market dynamics. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have substantially eliminated buying and selling among wholesalers, limiting the number of resale locations. Retailers have also implemented the same programs.

        Our actual return credits issued to our customers for 2006 and 2005 are as follows:

	Years Ended December 31,
Customer	2005	2006
AmerisourceBergen Corp.	$ 1,142,278	$ 2,230,388
Cardinal Health, Inc.	11,803,508	12,126,592
McKesson Corporation	3,821,982	12,133,814
Quality King	709,612	2,407,405
Others	498,320	1,068,764

TOTAL	$17,975,700	$29,966,963

        Our estimate of all our products in the distribution channel at an estimated return value and our related allowance for returns at December 31, 2006 therapeutic categories is as follows:

Therapeutic Category by Company	Estimated Product in the Distribution Channel	Allowance for Returns
Doak Dermatologics, Inc.
Keratolytic	$ 5,458,733	$ 4,536,502
Acne/Roseaca	17,317,255	11,956,487
Actinic Keratoses	3,584,458	2,682,210
Anesthetics	2,064,597	1,070,883
Scalp	551,448	484,446
Cosmeceuticals/Other	182,545	162,631

Total	$29,159,036	$20,893,159

Kenwood Therapeutics
Gastrointestinal	$ 6,064,025	$ 4,413,626
Respiratory	880,430	833,330
Nutritional/Other	302,757	208,013

Total	$ 7,247,212	$ 5,454,969

TOTAL	$36,406,248	$26,348,128

        Without utilizing assumptions, we cannot currently specify when actual returns relate to a current period or prior period due to the nature of the sales process. Therefore, we use a number of assumptions when calculating our reserve estimates based upon the following circumstances. We primarily sell our products to wholesalers. The wholesalers maintain inventory of products consistent with their industry practices and perceived business interests. The wholesalers resell their inventory of products to pharmacies, which may also maintain an inventory of product. Thus, the date on which we sell the product to the wholesaler may be different from the date of sale to the end-user. We produce our product in quantity “lots” that we believe best optimize our purchasing power in light of estimated demand. We retain lot information on product delivered to our customers. Each lot produced fills a number of customer orders, often spanning a number of months that may not coincide with our financial reporting periods. When our customers return product, they do not usually specify the original sales date, but we can see and track the respective product lots. We make assumptions in filling orders at the wholesalers. We know the quantity sold from each lot and apply this historical lot information on product sales to determine future potential returns. We also apply third party prescription data and information from our largest wholesalers; and we make adjustments for estimated product in the return channels in order to provide consistent cut-off periods with the reports received from our largest wholesalers. Using this information, we estimate returns on a quarterly basis.

        Our roll-forward of the allowances for returns is included in “Results of Operations.”

        The estimated product in the distribution channel at December 31, 2006 for the Company’s two largest wholesalers, Cardinal and McKesson, was $20,512,000 in the aggregate. The estimated product in the distribution channel at December 31, 2006 for Quality King and the non-reporting wholesalers and retailers was $225,000 and $15,670,000 (including returns in transit), respectively.

        Allowance for rebates. At December 31, 2006, our rebate reserve was $3,086,464. Our contracts with Medicaid, other government agencies and managed care organizations commit us to providing those organizations with favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels and the amount of product in the distribution channel net of the return reserve, we provide an allowance for rebates. We monitor the rebate trends and adjust the rebate accrual to reflect the most recent rebate experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our rebate reserve at December 31, 2006 would increase or decrease by approximately $184,000.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to rebates relate to a current period or prior period. The requests for rebates do not provide the product lot number, which is our only method of relating product sales to a specific time period. For rebates, we apply specific percentages based on trailing historical experience.

        Our roll-forward of the allowances for rebates for 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2004	2005	2006
Allowance at January 1,*	$ 3,904,752	$ 2,953,623	$ 5,032,044
Rebates in current period relating to sales	(1,730,131)	(3,046,139)	(7,461,927)
made in current period (a)
Rebates in current period relating to sales	(3,105,627)	(3,499,133)	(3,528,444)
made in prior period (a)
Bioglan Liability (b)	33,000	—	—

	Years Ended December 31,
	2004	2005	2006
Current provision relating to sales made in	4,401,629	8,623,693	9,044,791
current period
Current provision relating to sales made in	(550,000)	—	—
prior period (c)

Allowance at December 31,*	$ 2,953,623	$ 5,032,044	$ 3,086,464

*	Shown within accrued expenses.

(a)	Based upon usage period identified on the rebate information provided by the managed care organization and the estimated level of inventory in the distribution channel.

(b)	We acquired Bioglan liabilities as a part of the Bioglan acquisition on August 10, 2004.

(c)	As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2004, respectively, we changed our estimate for allowances for returns during 2004. Due to the increase in the allowance for returns in 2004 relating to the change in estimate, the level of product in the distribution channel net of the allowance for returns decreased. The amount recorded as a change in estimate is being classified in the current provision relating to sales made in prior period.

        Allowance for Chargebacks. At December 31, 2006 our chargeback reserve was $135,086. Chargebacks are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies. Based upon our contracts and the most recent experience with respect to sales through this channel and the amount of product in the distribution channel net of the return reserve, we provide an allowance for chargebacks. We monitor the chargeback trends and adjust the chargeback accrual to reflect the most recent chargeback experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our chargeback reserve at December 31, 2006 would increase or decrease by approximately $48,000.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to chargebacks relate to a current period or prior period. The requests for chargebacks do not provide the product lot number, which is our only method of relating product sales to a specific time period. For chargebacks, we apply a specific percentages based on the trailing historical experience.

        Our roll-forward of the allowances for chargebacks for 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
	2004	2005	2006
Allowance at January 1,*	$ 1,219,942	$ 478,351	$ 134,887
Chargebacks in current period relating to sales	(1,863,293)	(1,918,399)	(2,459,325)
made in current period (a)
Chargebacks in current period relating to sales	(724,293)	(582,800)	(161,926)
made in prior period (a)
Current provision relating to sales made in	2,047,995	2,157,735	2,621,450
current period
Current provision relating to sales made in prior
period (b)	(202,000)	—	—

Allowance at December 31,*	$ 478,351	$ 134,887	$ 135,086

*	Shown within accounts receivable.

(a)	Based upon receipt date of chargeback and the estimated level of inventory in the distribution channel.

(b)	As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2004, respectively, we changed our estimate for allowances for returns during 2004. Due to the increase in the allowance for returns in 2004 relating to the change in estimate, the level of product in the distribution channel net of the allowance for returns decreased. The amount recorded as a change in estimate is being classified in the current provision relating to sales made in prior period.

Intangible assets

        We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. Our payments relating to product acquisitions or license agreements are recorded as intangible assets when we determine that technical feasibility for the acquired or licensed product has been established, which, for us, historically has been after the FDA has approved the product for commercialization. We assess the impairment of identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include:

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

        Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which eliminated the amortization of purchased goodwill, goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2006 and noted that no impairment existed.

        In August 2004, we purchased certain assets of Bioglan Pharmaceuticals. As part of the transaction, we acquired certain intellectual property, regulatory filings, and other assets relating to SOLARAZE®, a topical treatment indicated for the treatment of actinic keratosis; ADOXA®, an oral antibiotic indicated for the treatment of acne; ZONALON®, a topical treatment indicated for pruritus; TX SYSTEMS®, a line of advanced topical treatments used during in-office procedures; and certain other dermatologic products. We paid approximately $191 million for the Bioglan assets, including acquisition costs, which we funded through bank debt and working capital. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets, which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets that are not deemed to have an indefinite life. Intangible assets are amortized on a straight-line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition are being amortized over periods ranging from 10 to 20 years with a weighted average amortization period of 19 years. In light of our experience of promoting and selling dermatologic brands, we carefully evaluated the useful lives assigned to the intangible assets acquired and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the intangible assets remain appropriate.

        During June 2004, we acquired exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to the terms of this acquisition, we have exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the Commonwealth of Independent States (other than Armenia, Azerbaijan, Georgia and Moldova), Latvia, Lithuania, Estonia, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. We have determined the expected useful life of these products to be eight years based upon future cash flows.

        The VEREGEN™ license includes the use of a patent which expires during 2017 and several other patent pending applications have been filed with the U.S. Patent and Trademark Office, which may extend the patent life. However, VEREGEN™ should be difficult to substitute generically due to the natural configurations of the catechins, which are proprietary. As a result, we expect the useful life of VEREGEN™ will be beyond the expiration date of its patent(s). We have estimated the economic life of the VEREGEN™ license based upon the expected future cash flow contributions over the expected useful life to be 15 years.

        The ELESTRIN™ license includes the use of a patent covering ELESTRIN™ until 2021 and several other pending patent applications have been filed with the U.S. Patent and Trademark Office, which may extend the patent life. The term of the license agreement is the later of the expiration of the patents or the 12th anniversary of the first sale of the product. However, we can continue to commercialize ELESTRIN™ after the patents expire or the 12th anniversary of the first sale of the product. After the term of the license agreement expires, we are not required to pay a royalty to BioSante. We have estimated the economic life of the ELESTRIN™ license based upon the expected future cash flow contributions over the expected useful life to be 12 years.

        Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of that product and obtain approval from the FDA to market and sell such newly developed product. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of the Bioglan acquisition were estimated by us over the remaining useful life of the product to exceed the carrying amount of the asset, and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on our balance sheet for the acquired Bioglan assets may be more or less than the fair value of such assets. Determining the fair value of the intangible asset is inherently uncertain, and may be dependent, in significant part, on the success of our plans to promote the Bioglan brands.

Deferred income taxes

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2006 and December 31, 2005, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income make it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income change in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Inventory valuation reserve

        At December 31, 2006, our inventory valuation reserve was $941,715. We provide valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for estimated inventory obsolescence was calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2006 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

Allowance for bad debts

        At December 31, 2006, our allowance for bad debts was $2,001,490. Based upon specific analysis of our accounts receivable, including review of older account balances and account balances resulting in customer short pays, we maintain a reserve. The amount of actual customer defaults could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2004	2005	2006
Net sales	100%	100%	100%
Gross profit	86.2%	85.1%	84.5%
Operating expenses	70.5%	71.4%	68.7%
Operating income	15.7%	13.7%	15.8%
Interest expense, net	2.2%	4.0%	4.3%
Income tax expense	5.3%	3.7%	4.9%

Net income	8.2%	6.0%	6.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Net sales for 2006 were $144,806,640, representing an increase of $11,424,446, or approximately 9%, from $133,382,194 for 2005. The following table sets forth certain net sales data for the periods indicated.

Therapeutic Category by Company	2005	2006	Increase/(Decrease)
Dermatology & Podiatry
Doak Dermatologics, Inc.
Keratolytic	$ 23,733,544	$ 21,052,757	$(2,680,787)	(11%)
Acne/Roseaca	59,649,344	55,589,354	(4,059,990)	(7%)
Actinic Keratoses	13,070,092	23,550,697	10,480,605	80%
Anesthetics	6,920,416	5,687,919	(1,232,497)	(18%)
Scalp	1,570,004	1,101,051	(468,953)	(30%)
Cosmeceuticals	4,661,372	4,240,655	(420,717)	(9%)
Authorized Generic	609,761	3,142,430	2,532,669	415%
Other	130,338	155,135	24,797	19%

Therapeutic Category by Company	2005	2006	Increase/(Decrease)
Total Doak Dermatologics, Inc.	110,344,871	114,519,998	4,175,127	4%
(Dermatology & Podiatry)

Kenwood Therapeutics
Gastrointestinal	17,036,065	25,901,276	8,865,211	52%
Respiratory	4,088,897	2,339,557	(1,749,340)	(43%)
Nutritional and Other	1,912,361	2,045,809	133,448	7%

Total Kenwood Therapeutics	23,037,323	30,286,642	7,249,319	31%
Total Bradley Pharmaceuticals, Inc.	$133,382,194	$144,806,640	$ 11,424,446	9%

        For 2006, Doak Dermatologics’ net sales were $114,519,998, representing an increase of $4,175,127, or 4%, from $110,344,871 for 2005. The increase in net sales was primarily led by the actinic keratoses product SOLARAZE® of $10,480,605 and the authorized generics of ADOXA® products pursuant to the profit sharing agreement with Par Pharmaceutical of $2,532,669. Increased net sales were partially offset by decreases in primarily the keratolytic products of $2,680,787; the acne/rosacea line of products of $4,059,990; and the anesthetics line of products of $1,232,497. The keratolytic line of products decrease was led by a decrease in CARMOL® 40 products of $5,533,261 partially offset by the KERALAC® products of $3,130,105. The acne/rosacea line decrease of products was led by a decrease in ADOXA® 100mg, 50’s of $20,227,117; ADOXA® 50mg, 100’s of $2,089,531; ROSULA® products of $1,205,710; ZODERM® products of $3,017,764; and other ADOXA® products of $3,293,100, which was partially offset by an increase in ADOXA® 150mg of $25,772,199. The decrease in the anesthetics line of products was due to a decrease in net sales of the LIDAMANTLE® family of products and ZONALON®.

        For 2006, Kenwood Therapeutics’ net sales were $30,286,642, representing an increase of $7,249,319, or approximately 31%, from $23,037,323 for 2005. The increase was led by an increase in gastrointestinal products of $8,865,211, partially offset by a decrease in respiratory products of $1,749,340. The increase in gastrointestinal products was primarily due to new product sales of ANAMANTLE® HC GEL, launched in the Second Quarter of 2006, of $5,064,958 and an increase in FLORA-Q® of $1,258,141. The decrease in the respiratory products was primarily due to a decrease in DECONAMINE® products of $1,599,646.

        Net sales during 2006 were negatively impacted primarily by an increase in generic or therapeutically equivalent products competing on price. In particular, 2006 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC® GEL and KERALAC® LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005), ADOXA® 75mg tablets (Third Quarter 2006), ANAMANTLE® HC FORTE (Third Quarter 2006), KERALAC® NAILSTIK (Third Quarter 2006), KERALAC® OINTMENT (Third Quarter 2006), PAMINE® 2.5mg and PAMINE® Forte (Fourth Quarter 2006). In addition, the Company has experienced or learned through industry intelligence that ROSULA® NS and ZODERM® Redi-Pads have/will experience generic competition commencing during the First Quarter of 2007. We expect our future sales of the above products to continue to be negatively impacted by generic or therapeutically equivalent products.

        As noted above, some of the increases in our net sales for 2006 were the result of new product launches. Some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        As of December 31, 2006, we had $2,212,260 of orders on backorder as a result of us being out of stock. In addition, at December 31, 2006, we had $3,825,510 of held orders as a result of our concerns of those orders not being able to be filled and delivered prior to December 31, 2006 pursuant to our new shipping terms of FOB Destination with certain of our customers which began in the Third Quarter of 2006. If the orders were shipped under FOB Destination terms, but not delivered to the customers by December 31, 2006, we cannot record the shipment as a sale during 2006. Further, as a result of the FOB Destination shipping terms, we did not record $1,290,551 of sales since these products were in transit at December 31, 2006. These wholesalers required that we enter into agreements with them to change our shipping terms to FOB Destination in order for our business practice with them to conform to their standard operating procedures.

        During 2006, we were negatively impacted by a provision for our fee-for-service under our DSAs of $2.0 million in comparison to $0.8 million for the prior year. This provision became applicable because price increases and product purchase discounts attributable to inventory held by the wholesalers with whom we have DSAs did not meet or exceed their annual fee-for-service charges. The impact of these DSAs has also resulted in our experiencing greater product returns from these wholesalers since the DSAs limit the amount of inventory these wholesalers may hold at any given time.

        Our gross prescription demand for 2006, based upon information received from Wolters Kluwer, was approximately $192 million. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for 2006 were approximately $182 million. The approximate $10 million difference between gross prescription demand and our gross prescription sales was primarily due to the timing of customer purchases and Wolters Kluwer’s projected gross prescription demand being calculated based upon retail sale values.

        As stated under “Critical Accounting Policies,” we cannot currently specify exactly when actual returns or credits relate to a current period or prior period, and therefore, we cannot currently specify without utilizing assumptions how much of the provision recorded relates to sales made in the prior periods. However, we believe the appropriate data is available that allows us to reasonably estimate the level of product returns expected from current sales activities, including quantitative and qualitative information such as actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. To determine a reasonable basis for when a returned product may have been sold, we track our returns by lot numbers and compare the lot numbers to when a range of sales may have occurred to determine an estimated average shelf life. We use this historical average as part of our overall process of estimating future returns. We also believe the appropriate data is available that allows us to reasonably estimate the level of credits associated with rebates or chargebacks expected from current sales activities, including quantitative and qualitative information such as the level of product in the distribution channel, the allowance for returns, and historical rebates and chargebacks. To determine a reasonable basis for when a related product rebate or chargeback may have been sold by us, we track our historical rebates or chargebacks by the managed care organizations’ usage period or our receipt date.

        The following table summarizes the changes in the return reserve during 2006 and 2005:

Year 2005
Return reserve at January 1, 2005*	$ 24,074,511
Product returns in 2005 relating to sales in 2005 (a)	(6,111,738)
Product returns in 2005 relating to sales in prior period (a)	(11,863,961)
Provision relating to sales in 2005	18,835,269
Provision relating to sales in prior period	—

Return reserve at December 31, 2005*	$ 24,934,080

Year 2006
Return reserve at January 1, 2006*	$ 24,934,080
Product returns in 2006 relating to sales in 2006 (a)	(10,188,767)
Product returns in 2006 relating to sales in prior period (a)	(19,778,196)
Provision relating to sales in 2006	31,381,011
Provision relating to sales in prior period	—

Return reserve at December 31, 2006*	$ 26,348,128

*	Shown within accrued expenses.

(a)	Based upon our Returns Good Policy and our review of the average time between the sold product lot numbers and return product lot numbers.

        Our provision for returns for 2006 increased in comparison to last year primarily due to an increase in our actual product returns, resulting in higher actual return rates, and an increase in gross sales. We experienced increased actual product returns primarily as a result of increased competition from generic and therapeutically equivalent products that competed against our brands on price.

        As of December 31, 2006, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.3 months. After applying the December 31, 2006 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.6 months.

        With the exception of SOLARAZE®, VEREGEN™ and ELESTRIN™, there is no meaningful intellectual property or proprietary protection for our other material branded pharmaceutical products, including ADOXA®, and competing generic or therapeutically equivalent versions for most of these other products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or therapeutically equivalent products. Since 2004, our net sales have been negatively impacted by the onset and increase in generic or therapeutically equivalent products competing on price with our brands. Increased competition from the sale of generic or therapeutically equivalent products may cause a further decrease in sales that could have an adverse effect on our business, financial condition and results of operations. In addition, our branded products for which there are no generic or therapeutically equivalent forms may also face competition from different therapeutic treatments used for the same indications for which our branded products are used.

        Further, our net sales and profitability would be adversely affected if, for any reason, we were unable to launch the commercialization of VEREGEN™ or ELESTRIN™ during 2007.

        Cost of sales, which is comprised primarily of product costs and royalties, for 2006, were $22,436,730, representing an increase of $2,619,054, or approximately 13%, from $19,817,676 for 2005. The increase in cost of sales was primarily due to an increase in net sales. The gross profit percentages for 2006 and 2005 were approximately 85%.

        Selling, general and administrative expenses, which are comprised primarily of selling expenses, advertising and promotional fees and expenses, and legal and professional fees, for 2006, were $78,779,696, representing a decrease of $858,602, or 1%, compared to $79,638,298 for 2005. The decrease in selling, general and administrative expenses reflects decreased spending on advertising and promotional costs. The decrease was partially offset by a non-cash compensation expense of $3,475,000 related to the adoption of SFAS No. 123R, “Stock-Based Compensation,” legal and advisor fees and expenses of $2,099,728 relating to the settlement of the proxy contest, which includes the $1,150,000 settlement fee paid to Costa Brava and $3,976,000 related to an increase in salary and salary related expenses. The following table sets forth the increase (decrease) in certain expenditures:

Change from 2006 to 2005
Advertising and Promotional Costs	(7,967,000)
Professional Fees	(1,887,000)
Share-Based Compensation Expense	3,475,000
Salary and Salary Related Expenses	3,976,000
Other	1,544,000

        During 2005, the Company expensed $5,626,717 in professional fees relating to the SEC inquiry and the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Selling, general and administrative expenses as a percentage of Net Sales were 54.4% for 2006, representing a decrease of 5.3 percentage points compared to 59.7% for 2005. The decrease in the percentage was primarily a result of decreased spending on sales and marketing and professional fees in response to increased competition from generic and therapeutically equivalent products and fewer new product launches, without the proportionate decrease in Net Sales.

        We expect to launch VEREGEN™ and ELESTRIN™ during 2007. In connection with the launch of these products, we anticipate hiring approximately 20 additional Kenwood Therapeutics sales representatives during 2007 and incurring a corresponding amount of additional sales, marketing and related expenses.

        Depreciation and amortization for 2006 was $10,260,974, representing an increase of $85,985 from $10,174,989 for 2005.

        Research and development, which is comprised primarily of initial licensing fees, for 2006, was $10,427,157, representing an increase of $8,911,524, or 588%, compared to $1,515,633 for 2005. The increase in research and development expenses primarily relates to a $5,000,000 payment under our agreement with MediGene to market VEREGEN™ and a $3,500,000 payment under our agreement with BioSante to market ELESTRIN™.

        Gain on short-term investment for 2006 was zero in comparison to $103,166 for 2005.

        Write-off of deferred financing costs for 2006 was zero in comparison to $3,988,964 for 2005 due to the write-off of the deferred financing costs relating to the 4% senior subordinated convertible notes and our credit facility during November 2005. The 4% notes and the credit facility were repaid during November 2005.

        Interest income for 2006 was $2,680,210, representing an increase of $530,643 from 2005, because of higher cash balances and higher interest rates.

        Interest expense for 2006 was $8,848,604, representing an increase of $1,358,747 from 2005. The increase in interest expense was a result of our entering into our new $110 million credit facility in November 2005, which has a higher interest rate than our old credit facility.

        Income tax expense for 2006 was $7,065,666, representing an increase of $2,017,666 from 2005. The increase in income tax expense was primarily due to an increase in income before income tax expense and an increase in the effective tax rate. The effective tax rate used to calculate the income tax expense for 2006 was approximately 42%. The effective tax rate used to calculate the income tax expense for 2005 was approximately 39%. The increase in the effective tax rate was due to the adoption of SFAS No. 123R, which results in a permanent tax difference when expensing qualified (incentive) stock options.

        Net income for 2006 was $9,668,023, representing an increase of $1,706,513, or 21%, from $7,961,510 for 2005. Net income as a percentage of Net Sales for 2006 was 6.7%, representing an increase of 0.7 percentage points compared to 6.0% for 2005. The increase in net income in the aggregate was principally due an increase in net sales and a decrease in selling, general and administrative expenses partially offset by an increase in research and development expenses, interest expense and an increase in the effective tax rate.

        Doak’s net income for 2006 was $10,581,681, representing an increase of $2,843,749, from net income of $7,737,932 for 2005 (net income derived by our Bioglan subsidiary during 2006 and 2005 is included in Doak’s 2006 and 2005 net income, respectively). The increase in Doak’s net income in the aggregate was principally due to an increase in net sales and a decrease in selling, general and administrative expenses, offset by a $5,000,000 payment made under our agreement with MediGene to market VEREGEN™. Kenwood’s net loss for 2006 was $773,381, representing a decrease of $996,959, from net income of $223,578 for 2005. The decrease in Kenwood’s net income was primarily due to a $3,500,000 payment made under our agreement with BioSante to market ELESTRIN™, partially offset by an increase Kenwood’s net sales. During 2006, A.Aarons began operations. A.Aarons had a net loss of $140,277 during 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Net sales for 2005 were $133,382,194, representing an increase of $36,688,207, or approximately 38%, from $96,693,987 for 2004. The following table sets forth certain net sales data for the periods indicated.

Therapeutic Category by Company	2004	2005	Increase/ (Decrease)
Dermatology & Podiatry
Doak Dermatologics, Inc.
Keratolytic	$32,713,699	$ 23,733,544	$ (8,980,155)
Acne/Roseaca	14,997,922	14,179,372	(818,550)
Anesthetics	5,659,398	3,353,896	(2,305,502)
Scalp	1,420,237	1,570,004	149,767
Cosmeceuticals	1,900,343	2,240,626	340,283
Other	170,965	130,338	(40,627)

Total Doak Dermatologics, Inc.	56,862,564	45,207,780	(11,654,784)

Bioglan Pharmaceuticals
Acne/Roseaca	12,288,556	45,469,972	33,181,416
Actinic Keratoses	2,421,150	13,070,092	10,648,942
Anesthetics	601,181	3,566,520	2,965,339

Therapeutic Category by Company	2004	2005	Increase/ (Decrease)
Cosmeceuticals	712,900	2,420,746	1,707,846
Authorized Generic	—	609,761	609,761

Total Bioglan Pharmaceuticals	16,023,787	65,137,091	49,113,304

Total Dermatology & Podiatry	72,886,351	110,344,871	37,458,520

Kenwood Therapeutics
Gastrointestinal	17,675,446	17,036,065	(639,381)
Respiratory	4,336,983	4,088,897	(248,086)
Nutritional	1,477,229	1,668,165	190,936
Other	317,978	244,196	(73,782)

Total Kenwood Therapeutics	23,807,636	23,037,323	(770,313)

Total Bradley Pharmaceuticals, Inc.	$96,693,987	$133,382,194	$ 36,688,207

        For 2005, Doak Dermatologics’ net sales were $45,207,780, representing a decrease of $11,654,784, or 20%, from $56,862,564 for 2004. The decrease in net sales was led by the keratolytic line of products of $8,980,155, acne/roseaca line of products of $818,550 and anesthetics line of products of $2,305,502. The keratolytic line of products decrease was led by a decrease in CARMOL® products of $6,464,950 and KERALAC® products of $2,515,205. The KERALAC® products’ decrease was partially offset by new product launches from KERALAC® CREAM, launched in the First Quarter 2005, of $7,502,281, KERALAC® NAILSTIK, launched in the Third Quarter 2005, of $1,437,105 and KERALAC® OINTMENT, launched in the Fourth Quarter 2005, of $366,259. The anesthetics line of products decrease was led by a decrease in LIDAMANTLE®HC of $1,511,985.

        For 2005, Kenwood Therapeutics’ net sales were $23,037,323, representing a decrease of $770,313, or approximately 3%, from $23,807,636 for 2004. The decrease in net sales was led by a decrease in gastrointestinal products of $639,381. The decrease in gastrointestinal products was primarily due to a decrease in ANAMANTLE®HC of $8,297,795, which was partially offset by new product launches of ANAMANTLE® HC FORTE, launched in the Third Quarter of 2005, of $2,675,882. The decrease in gastrointestinal products was partially offset by an increase in PAMINE® of $3,640,137 and FLORA-Q® of $1,347,769.

        On August 10, 2004, we acquired certain assets of Bioglan Pharmaceuticals. Bioglan net sales for 2005 were $65,137,091, representing an increase of $49,113,304 or 307%, from $16,023,787 for 2004. The increase was primarily due to the Bioglan results being for a partial period during 2004 and new product sales of ADOXA®150mg, launched in the Fourth Quarter 2005, of $881,360.

        Net sales during 2005 were negatively impacted by primarily the following:

•	An increase in generic or therapeutically equivalent products competing on price. In particular, 2005 was negatively impacted by the introduction of generic competition for CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALACTM GEL and LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005) and ADOXA® 50mg and 100mg (Fourth Quarter 2005).
•	We entered into DSAs with our two largest wholesale customers with effective dates covering 2005. The wholesale customers and we agreed that the wholesale customers would maintain lower inventory quantities than they had on-hand. As a result, the DSAs contributed to decreased Net Sales due to reduced purchases of our products and increased product returns.
•	Previous to 2005, major drug wholesalers and some chain drug stores bought and sold with each other in order to take advantage of selling and buying pharmaceutical products below the pharmaceutical companies’ wholesale prices. These lower prices were available due to the drug wholesalers’ speculative buying before price increases, creating lower cost inventory in comparison to pharmaceutical companies’ then existing wholesale prices. With the goal of eliminating any possible counterfeit drugs, the wholesalers now have certain pedigree requirements in their sourcing of drugs directly from pharmaceutical companies, and therefore, they have substantially eliminated buying and selling among drug wholesalers. Chain drug stores have also implemented the same programs. In particular, in addition to the increase in generic competition noted above, our sales to Quality King decreased as a result of its decrease in potential resale locations.

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

        We estimate our prescription demand, net of charges against sales, based upon information received from Wolters Kluwer, for 2005, to be approximately $147 million. Our prescription net sales recorded during 2005 were approximately $128 million, which includes initial stocking by our customers for newly launched products. The approximate $19 million difference between the prescription demand and our recorded net sales for 2005 is primarily due to our wholesale customers decreasing their inventory of our products in accordance with the DSAs and the substantial elimination of buying and selling among drug wholesalers.

        The following table summarizes the changes in the return reserve during 2005 and 2004:

Year 2004
Return reserve at January 1, 2004*	$ 925,685
Product returns in 2004 relating to sales in 2004 (a)	(1,919,420)
Product returns in 2004 relating to sales in prior period (a)	(3,725,934)
Bioglan liability (b)	2,180,579
Provision relating to sales in 2004	7,935,601
Provision relating to sales in prior period (c)	18,678,000

Return reserve at December 31, 2004*	$ 24,074,511

Year 2005
Return reserve at January 1, 2005*	$ 24,074,511
Product returns in 2005 relating to sales in 2005 (a)	(6,111,739)
Product returns in 2005 relating to sales in prior period (a)	(11,863,961)
Provision relating to sales in 2005	18,835,269
Provision relating to sales in prior period	—

Return reserve at December 31, 2005*	$ 24,934,080

*	Shown within accrued expenses.

(a)	Based upon our Returns Good Policy and our review of the average time between the sold product lot numbers and return product lot numbers.

(b)	We acquired Bioglan liabilities as a part of the Bioglan acquisition on August 10, 2004.

(c)	As discussed below, we changed our estimate for allowance for returns during 2004. The amount recorded as a change in estimate is being classified in the current provision relating to sales made in prior period.

        During the Fourth Quarter 2005, we increased our return reserve provision by approximately $10,867,000 primarily due to an increase in our estimated inventory of our products at the wholesalers and retailers as a result of additional actual product return experience in the first four months of 2006 and an increase in the rate of return for certain products. This resulted in an increase to the return reserve accrual by approximately $3,615,000.

        As of December 31, 2005, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products at the wholesalers and retailers to be 2.6 months. After applying the December 31, 2005 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.7 months.

        We recorded, in the Fourth Quarter 2004, an increase in our reserves for charges against sales, primarily relating to returns. The increase in the returns portion of this reserve was a result, among other factors, of the execution during 2005 of the DSAs with two wholesale customers which became effective during 2004, our obtaining customer inventory data from our four largest customers during the Fourth Quarter 2004 and First Quarter 2005, a change in these customers’ market dynamics becoming evident during 2005, our having subsequent return visibility relating to 2004 and prior during 2005, and our having increased generic competition occurring in the Fourth Quarter 2004 and during 2005. The increase in our reserves for charges against sales, primarily relating to returns, was $17,926,084.

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

        Research and development expenses for 2005 were $1,515,633 representing an increase of $710,801 from 2004. The increase in research and development was primarily due to the payment of $638,000 to Par Pharmaceutical for the development and approval from the FDA of ADOXA® 150mg during the Third Quarter 2005.

        Gain on investment for 2005 was $103,166, representing an increase of $67,838 from 2004.

        Write-off of deferred financing costs for 2005 was $3,988,964 and was due to the write-off of the deferred financing costs relating to the 4% senior subordinated convertible notes and our credit facility during November 2005. The 4% notes and the credit facility were repaid during November 2005.

        Interest income for 2005 was $2,149,567, representing a decrease of $29,056 from 2004.

        Interest expense for 2005 was $7,489,857 representing an increase of $3,161,530 from 2004. The increase in the interest expense was a result of our entering into our old $125 million credit facility in September 2004 and the subsequent replacement of that facility and the 4% senior subordinated convertible notes with our $110 million new credit facility in November 2005.

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

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments were $71,692,665 at December 31, 2006 and $64,798,728 at December 31, 2005. Cash provided by operating activities for 2006 was $28,754,377. The sources of cash primarily resulted from net income of $9,668,023 (after giving effect to research and development expense payments of $5,000,000 and $3,500,000, respectively, under our agreements with MediGene and BioSante to market VEREGEN™ and ELESTRIN™, respectively) plus non-cash charges for depreciation and amortization of $10,260,974; non-cash charges for amortization of deferred financing costs of $1,811,284; non-cash share based compensation expense of $3,475,000; an increase in allowance for doubtful accounts of $571,092 primarily due to an increase in accounts receivables associated with customer short-payments; a decrease of deferred tax assets of $2,130,749; a decrease in prepaid income taxes of $1,719,306; an increase in the return reserve of $1,414,048; an increase in the fee-for-

service accrual under DSAs of $1,027,748; an increase in accrued expenses of $2,150,470 primarily due to an increase in the rebate payable which represents actual claims for rebate amounts received from Medicaid and managed care providers and payable by us; and a decrease in inventories of $403,728. The sources of cash were partially offset by a decrease in the rebate reserve of $1,945,580, primarily attributable to a shift of patient medical coverage from Medicaid to Medicare Part D, effective January 1, 2006, which has a lower rebate; a decrease in accounts payable of $2,718,913 due to timing of vendor payments; an increase in prepaid expenses and other of $606,620; and an increase in accounts receivable of $217,194.

        Cash used in investing activities for 2006 was $1,168,306. The use of cash in investing activities was due to the payment of $14 million in regulatory milestone payments to MediGene as a result of the approval by the FDA of VEREGEN™ and the purchase of property and equipment of $91,721, partially offset by the release of a restriction of cash from entering into the new $110 million credit facility of $12,035,193 and sales of short-term investments-net of $888,222.

        Cash used in financing activities for 2006 was $7,775,812, resulting from the scheduled payments of $9,000,000 under our New Facility’s (as described below) term note; payment of notes payable of $27,694; and payment of deferred financing costs associated with the New Facility of $775,000; partially offset by proceeds from the exercise of stock options of $1,671,299 and a tax benefit due to exercise of non-qualified options of $355,583.

        On November 14, 2005, we entered into a new $110 million credit facility (the “Facility”) with a syndicate of lenders led by Wachovia Bank. Our Facility, which has been amended from time to time, is comprised of an $80 million term loan and a $30 million revolving line of credit. The Facility’s term loan and revolver both mature on November 14, 2010 and are secured by a lien upon substantially all of our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries. The Facility replaced our then $125 million credit facility (the “Old Facility”) that was originated during September 2004 by a syndicate of lenders also led by Wachovia Bank. Concurrently with the closing of the Facility, we repaid all amounts due under our 4% senior subordinated convertible notes (the “Notes”) and the related indenture (the “Indenture”), including all default interest and other payments, and paid all fees and expenses in connection with the Facility.

        As of December 31, 2006, we had $69 million in borrowings under the Facility’s term loan outstanding and no amounts outstanding under the Facility’s revolving line of credit. Amounts outstanding under the Facility accrue interest at our choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the Facility are entitled to customary facility fees based on unused commitments under the Facility and outstanding letters of credit. At December 31, 2006, the effective interest rate accrued by us under the Facility was 9.35%.

        The financial covenants under the Facility require that we maintain (i) a leverage ratio (which is a ratio of funded debt of us and our subsidiaries to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25 million of unrestricted cash and cash equivalents on our balance sheet at all times. Further, the Facility limits our ability to declare and pay cash dividends.

        As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, we triggered a default under our Facility. On May 15, 2006, we received a waiver of this default from our lenders under the Facility. In connection with this waiver, which also allowed us to continue outstanding LIBOR Rate Loans under the Facility, we agreed with our lenders to file our Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, our lenders agreed to certain technical amendments to the Facility with respect to the definition of Permitted Investments, the calculation of Consolidated EBITDA to allow us to exclude, for financial covenant purposes, our initial $5.0 million payment to MediGene on account of VEREGEN™ that we classified as an expense in accordance with GAAP, and the delivery of budget information. Upon satisfaction of our obligations under the waiver, we were permitted to decrease our restricted cash and investments under the Facility by $20 million, from $45 million to $25 million.

        On September 25, 2006, we further amended the Facility to, among other things, permit us to repurchase up to $18 million of our outstanding common stock through March 31, 2007, and up to $3 million of our outstanding common stock during the remainder of the term of the Facility. In addition, this amendment allows us to exclude all such repurchases from the calculation of the consolidated fixed charge coverage ratio and further modifies the definition of Consolidated EBITDA to add back to Consolidated Net Income certain professional, advisor and legal fees and costs incurred in connection with the 2006 proxy contest or related litigation in an aggregate amount not to exceed $2.0 million and to permit other adjustments relating to the effects on our recording of in-transit customer purchases as sales resulting from changes in product shipping terms.

        As a result of our classifying at December 31, 2006 the $10.5 million of regulatory milestone payments we owe BioSante during 2007 as milestones payable, we triggered a technical default under the Facility. On March 9, 2007, we received a waiver of this default from our lenders under the Facility. Concurrently, our lenders agreed to, among other things, modify the definition of Consolidated EBITDA to add back the initial $3.5 million payment made by the Company on account of ELESTRIN™ under the BioSante License during the Fourth Quarter of 2006 that the Company classified as an expense in accordance with U.S. GAAP, and further modify the definitions of Excess Cash Flow to exclude cash payments made with respect to Permitted Acquisitions and Permitted Acquisition and Scheduled Funded Debt Payments to permit the payment by the Company of its other obligations under the BioSante License. Further, pursuant to the March 9, 2007 waiver, the lenders have the option of not requiring the Excess Cash Flow principal prepayment due by March 31, 2007. This principal prepayment may be up to $2,600,000 and is included in current maturities of long-term debt.

        As result of the waiver by our lenders of defaults under the Facility during 2006, we have classified as a long-term liability $53.4 million at December 31, 2006 that would have otherwise been shown as current as a result of the defaults. Based upon our current projections, we expect to be in default under the Fixed Coverage Charge Ratio set forth in the Facility beginning in the Third Quarter of 2007. As a result of the projected default, the desire to reduce the interest rates charged under the Facility and to provide us increased flexibility to potentially enter into future licensing, acquisition or other similar transactions, we currently expect to enter into a new credit facility prior to the Third Quarter of 2007.

        Pursuant to our agreement with MediGene for VEREGEN™, we paid to MediGene during December 2006 a $14 million milestone payment that was triggered as a result of MediGene receiving approval from the FDA to market VEREGEN™ for the treatment of external genital and perianal warts. We will commercialize VEREGEN™ in the United States and expect to launch VEREGEN™ during the second half of 2007. We classified this $14 million milestone payment during the Fourth Quarter of 2006 as an intangible asset. We have also agreed to pay MediGene a royalty on VEREGEN™ net sales and sales-based milestones.

        Pursuant to our agreement with BioSante for ELESTRIN™, we paid to BioSante and its licensor for ELESTRIN™ during October 2006 an aggregate of $3.5 million that we expensed as a research and development payment during the Fourth Quarter of 2006. As a result of the FDA, during the Fourth Quarter of 2006, approving the marketing of ELESTRIN™ for the treatment of moderate to severe vasomotor symptoms, especially hot flashes, associated with menopause, we are required to pay BioSante and its licensor aggregate regulatory milestone payments of $10.5 million, $7.0 million of which is payable in March 2007 with the remaining $3.5 million payable in December 2007. At December 31, 2006, these $10.5 million in regulatory milestone payments have been recorded as milestones payable and are non-interest bearing. We utilized an imputed interest rate of 7.35% to determine the principal owed of $10,115,083, that we classified as an intangible asset during December 2006. We will commercialize ELESTRIN™ in the United States and expect to launch ELESTRIN™ during 2007. We have also agreed to pay BioSante a royalty on net sales and sales-based milestones.

        As of December 31, 2006, we had the following contractual obligations and commitments:

Period	Operating Leases	Elestrin™ Payments	Senior Credit Facility (a)	Other Debt	Minimum Inventory Purchases (b)	Total Obligations and Commitments
Fiscal 2007	$2,024,162	$10,500,000	$21,630,750	$60,085	$ 2,519,333	$ 36,734,330
Fiscal 2008	1,826,728	—	21,675,000	—	3,872,000	27,373,728
Fiscal 2009	1,476,456	—	23,945,250	—	2,772,000	28,193,706
Fiscal 2010	962,598	—	16,241,500	—	1,252,667	18,456,765
Fiscal 2011	791,965	—	—	—	—	791,965
Thereafter	926,888	—	—	—	—	926,888

	$8,008,797	$10,500,000	$83,492,500	$60,085	$10,416,000	$112,477,382

(a)	Senior Credit Facility includes estimated interest expense based upon an estimated interest rate of 9.35%. The Senior Credit Facility bears interest at a variable rate (see Note G of the notes to our consolidated financial statements). For the purpose of estimating the future interest expense included above, we used the interest rate that was in effect at December 31, 2006.

(b)	For more information on minimum inventory purchases, see “Contract Manufacturing Agreement” in Note K.5 of the notes to our consolidated financial statements.

        We believe that our cash and cash equivalents and cash generated from operations together with funds available under the Facility and the expected new credit facility will be adequate to fund our current working capital requirements for at least the next twelve months, including the costs and expenses associated with our anticipated launches of VEREGEN™ and ELESTRIN™. However, if we make or anticipate significant acquisitions, we are unable to enter into a new credit facility, or unable to obtain a waiver for the expected default under the fixed charge coverage ratio in the Third Quarter of 2007, we may need to raise additional funds through additional borrowings by other means or the issuance of debt or equity securities.

Impact of Inflation

        We have experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases. We have passed these price increases along to our customers. However, there can be no assurance that possible future inflation would not impact our operations.

Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operations.

        In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should disclosed. In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue 06-3 is not expected to have an impact on our consolidated financial statements.

        In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are still in the process of evaluating the effects of FIN 48 and expect that its adoption will result in an opening retained earnings adjustment of approximately $1 million to $2 million. We are also currently evaluating the impact of FIN 48 on our future effective tax rates.

        In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

        ENTSOL® SPRAY, which is purchased by us in finished form from a supplier in Europe, is invoiced and sold to us in Euros, rather than United States dollars. We expect to make purchases several times per year. During 2006, our cost of sales relating to ENTSOL® SPRAY was $197,459.

        We purchase some finished goods and samples from a Canadian company, Groupe Parima Inc. Our purchases from Groupe Parima are made in United States dollars, but are subject to currency fluctuations if the quarterly average Canadian dollar per United States dollar is outside of a previously negotiated range. The range has a cap of $1.51 Canadian dollars per United States dollar and a floor of $1.29 Canadian dollars per United States dollar. If the average Canadian dollar per United States dollar at the end of each calendar quarter is less than $1.29, Groupe Parima will invoice us the difference multiplied by the sum of all invoices initiated during the calendar quarter. If the average Canadian dollar per United States dollar at the end of each calendar quarter is more than $1.51, we will invoice Groupe Parima the difference multiplied by the sum of all invoices initiated during the calendar quarter. During 2006, our expenses, in United States dollars, relating to Groupe Parima finished goods and samples were $2,571,612. During 2006, we paid an additional $335,179, due to the average Canadian dollar per United States dollar decreasing below $1.29 for the applicable quarter. If the average Canadian dollar per United States dollar, based upon 2006 expenses, were $0.01 less than $1.29, we would have incurred an additional $25,716 in additional expenses.

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

        We are exposed to fluctuations in interest rates on borrowings under our $110 million credit facility. As of December 31, 2006, $69 million was outstanding under the credit facility. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, our annual interest expense on variable rate debt would increase by approximately $690,000.

        Our interest income is also exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis. During 2006 and 2005, we did not enter into any hedging activities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements and related financial statement schedule at December 31, 2006 and 2005, and for each of the three years ended December 31, 2006, 2005 and 2004, and the Independent Registered Public Accountants’ Report thereon, begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

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

        An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of December 31, 2006.

        Our Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with and without management, to discuss the adequacy of internal control over financial reporting, and any other matters that they believe should be brought to the attention of the Audit Committee.

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

        Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on these review activities, our management concluded that our internal control over financial reporting was effective at December 31, 2006.

        Our management has issued a report of its assessment of internal control over financial reporting as of December 31, 2006, which is included herein. This report has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears below in this Item 9A.

        b) Remediation of Material Weaknesses

        As described below, at December 31, 2006, we had implemented the following measures to remediate the material weaknesses described in our 2005 Form 10-K and Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2006.

Information Technology Controls

•	Implemented controls, policies and procedures within our information technology department over the monitoring and management of computer systems access rights, as well as documentation and approvals of programming change requests and approval of the programming changes.

Financial Closing Process

•	Created and implemented a financial closing checklist to help ensure financial close procedures are followed;

•	Effected changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance the segregation of duties within the Company.

        c) Changes in Internal Control Over Financial Reporting

        Our management has not identified any changes in our internal controls over financial reporting during our Fourth Quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
   Bradley Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Bradley Pharmaceuticals, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Bradley Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Bradley Pharmaceuticals, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, Bradley Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements.

New York, New York
March 14, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

        Incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC not later than April 30, 2007.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        a) Financial Statements — See F-Pages hereof.

        b) Financial Statement Schedules — See Schedule II at page S-1.

        c) Exhibits

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

10.3.3	Third Amendment to Distribution Agreement, dated as of April 13, 2004, by and among Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.4	Consent and Agreement, dated July 9, 2004, by and between Par Pharmaceutical, Inc. and Quintiles Ireland Limited (incorporated herein by reference to Exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3.5	Fourth Amendment to Distribution Agreement, dated as of February 1, 2005, by and between Par Pharmaceutical, Inc. and Bradley Pharmaceuticals, Inc.

10.3.6	Fifth Amendment to Distribution Agreement, dated as of June 22, 2006, by and between Par Pharmaceutical, Inc. and Bradley Pharmaceuticals, Inc.

10.4	License and Manufacturing Agreement, dated March 13, 2000, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.1	Addendum Agreement, dated December 28, 2000, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.2	Second Addendum, dated December 2001, by and among Bioglan Pharma PLC and Jagotec AG (incorporated herein by reference to Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.3	Deed of Variation and Novation, dated 2001, by and among Bioglan Pharma PLC, Bioglan Pharma Inc., Quintiles Ireland Limited, Quintiles Transnational Corp. and Jagotec AG (incorporated herein by reference to Exhibit 10.5.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4.4	Deed of Consent and Novation, dated August 4, 2004, by and among Jagotec AG, Quintiles Transnational Corp., Quintiles Ireland Limited, Bradley Pharmaceuticals, Inc. and BDY Acquisition Corp. (incorporated herein by reference to Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.5	Distribution Services Agreement, dated as of March 9, 2005, by and between the Company and Cardinal Health, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 14, 2005)

10.6	Forbearance Agreement, dated as of March 22, 2005, by and among the Company, certain subsidiaries of the Company and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 22, 2005)

10.7	McKesson Corporation Core Distribution Agreement, dated as of September 7, 2005, between McKesson Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2005)

10.8	Amended and Restated Credit Agreement, dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, Wachovia Bank, National Association, as administrative agent, JPMorgan Chase Bank, as syndication agent, and General Electric Capital Corporation, as documentation agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2005)

10.8.1	First Amendment and Waiver, dated as of January 26, 2006, to Amended and Restated Credit Agreement dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8.2	Second Amendment and Waiver, dated as of May 15, 2006, to Amended and Restated Credit Agreement dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8.3	Third Amendment, dated as of September 25, 2006, to Amended and Restated Credit Agreement dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 28, 2006)

10.8.4	Fourth Amendment, dated as of March 9, 2007, to Amended and Restated Credit Agreement dated as of November 14, 2005, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders

10.9	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Daniel Glassman (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2005)*

10.10	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and R. Brent Lenczycki (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 8, 2005)*

10.11	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Bradley Glassman (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 8, 2005)*

10.12	Employment Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Alan Goldstein (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 8, 2005)*

10.13	Change of Control Agreement, dated December 6, 2005, between Bradley Pharmaceuticals, Inc. and Ralph Landau, Ph.D. (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 8, 2005)*

10.14	Licensing and Distribution Agreement, dated December 13, 2005, between Bradley Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2005)

10.15	Collaboration and License Agreement, dated January 30, 2006, between Bradley Pharmaceuticals, Inc. and MediGene AG (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2006)

10.16	Exclusive Sublicense Agreement, dated November 7, 2006, between Bradley Pharmaceuticals, Inc. and BioSante Pharmaceuticals, Inc.**

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton, LLP

24.1	Power of Attorney (included on the signature page to this report)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plans or arrangements.
**	Confidential treatment has been requested for certain portions that have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2006	BRADLEY PHARMACEUTICALS, INC.
By: /s/ Daniel Glassman Daniel Glassman President and Chief Executive Officer

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

DATE	SIGNATURE	TITLE

March 14, 2007	/s/Daniel Glassman (Daniel Glassman)	President and Chief Executive Officer (Principal Executive Officer)

March 14, 2007	/s/R. Brent Lenczycki (R. Brent Lenczycki)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 14, 2007	/s/Andre Fedida (Andre Fedida)	Director

March 14, 2007	/s/Michael Fedida (Michael Fedida)	Director

March 14, 2007	/s/Seth W. Hamot (Seth W. Hamot)	Director

March 14, 2007	/s/Leonard S. Jacob (Leonard S. Jacob)	Non-Executive Chairman of the Board and Director

March 14, 2007	/s/Steven Kriegsman (Steven Kriegsman)	Director

March 14, 2007	/s/Douglas E. Linton (Douglas E. Linton)	Director

March 14, 2007	/s/William J. Murphy (William J. Murphy)	Director

Bradley Pharmaceutical, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Bradley Pharmaceuticals, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Income for the Years Ended
December 31, 2006, 2005 and 2004	F-5

Consolidated Statement of Stockholders’ Equity for the
Years Ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bradley Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bradley Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bradley Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

March 14, 2007

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$ 39,608,987	$ 19,798,728
Short-term investments	7,083,678	—
Accounts receivable - net of allowances	14,489,623	15,871,269
Inventories, net	6,881,218	6,895,208
Deferred tax assets	13,332,666	14,334,362
Prepaid expenses and other	2,100,487	1,493,867
Prepaid income taxes	4,934,119	6,653,425

Total current assets	88,430,778	65,046,859
PROPERTY AND EQUIPMENT, NET	813,794	1,499,398
INTANGIBLE ASSETS, NET	165,985,767	151,354,333
GOODWILL	27,478,307	27,478,307
DEFERRED FINANCING COSTS	4,798,034	5,834,318
RESTRICTED CASH AND INVESTMENTS	25,000,000	45,000,000
OTHER ASSETS	16,229	16,229

TOTAL ASSETS	$312,522,909	$296,229,444

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005
CURRENT LIABILITIES
Current maturities of long-term debt	$ 15,660,085	$ 9,075,781
Milestone payable- ELESTRIN™	10,115,083	—
Accounts payable	4,948,754	7,667,667
Accrued expenses	38,728,413	37,109,475

Total current liabilities	69,452,335	53,852,923
LONG-TERM LIABILITIES
Long-term debt, less current maturities	53,400,000	69,011,998
Deferred tax liabilities	2,054,145	925,092

Total long-term liabilities	55,454,145	69,937,090
COMMITMENTS AND CONTINGENCIES (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized, 2,000,000 shares;	—	—
issued - none
Common stock, $.01 par value, authorized, 26,400,000 shares; issued	169,656	168,201
16,965,578 shares at December 31, 2006, 16,820,084 shares at
December 31, 2005
Common stock, Class B, $.01 par value, authorized, 900,000 shares;	4,298	4,298
issued 429,752 shares at December 31, 2006 and 2005
Additional paid-in capital	139,754,887	134,254,460
Accumulated other comprehensive gain (loss)	1,143	(5,950)
Retained earnings	50,977,625	41,309,602
Treasury stock - common stock - at cost (877,058 shares at December 31, 2006 and 2005)	(3,291,180)	(3,291,180)

	187,616,429	172,439,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 312,522,909	$ 296,229,444

        The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
Net sales	$ 144,806,640	$ 133,382,194	$ 96,693,987
Cost of sales (1)	22,436,730	19,817,676	13,340,499

	122,369,910	113,564,518	83,353,488

Selling, general and administrative
expenses	78,779,696	79,638,298	62,557,871
Research and development	10,427,157	1,515,633	804,832
Depreciation and amortization	10,260,974	10,174,989	4,815,095
Interest expense	8,848,604	7,489,857	4,328,327
Interest income	(2,680,210)	(2,149,567)	(2,178,623)
Write-off of deferred financing costs	—	3,988,964	—
Gains on short-term investments, net	—	(103,166)	(35,328)

	105,636,221	100,555,008	70,292,174

Income before income tax expense	16,733,689	13,009,510	13,061,314
Income tax expense	7,065,666	5,048,000	5,107,000

NET INCOME	$ 9,668,023	$ 7,961,510	$ 7,954,314

Net income per common share
Basic	$ 0.59	$ 0.50	$ 0.51

Diluted	$ 0.58	$ 0.49	$ 0.49

Weighted average number
of common shares
Basic	16,410,000	16,000,000	15,670,000

Diluted	16,550,000	17,950,000	18,410,000

(1) Amounts exclude amortization of intangible assets related to acquired products.

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional paid- in capital	Accumulated other comprehensive gain (loss)	Retained earnings
	Common stock, $.01 par value		Class B common stock, $.01 par value					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2003	15,752,287	$ 157,523	429,752	$ 4,298	$ 129,626,913	$ (17,045)	$ 25,393,778	831,286	$ (2,269,798)	$ 152,895,669

Stock options/ warrants exercised (1)	649,844	6,498			3,571,678					3,578,176
Shares issued to employees	5,236	52			124,984					125,036
Registration cost for the follow-on offering					(76,963)					(76,963)
Purchase of treasury stock								42,000	(831,982)	(831,982)
Distribution of treasury stock					166,702			(7,474)	14,155	180,857
Other comprehensive income/ (loss):
Net income							7,954,314			7,954,314
Net unrealized loss on available-for-sale securities						(61,215)				(61,215)

Total comprehensive income										7,893,099

Balance at December 31, 2004	16,407,367	$ 164,073	429,752	$ 4,298	$ 133,413,314	$ (78,260)	$ 33,348,092	865,812	$ (3,087,625)	$ 163,763,892

Stock options/ warrants exercised (1)	412,717	4,128			813,508					817,636
Purchase of treasury stock								14,000	(208,805)	(208,805)
Distribution of treasury stock					27,638			(2,754)	5,250	32,888
Other comprehensive income:
Net income							7,961,510			7,961,510
Net unrealized gain on available-for-sale securities						72,310				72,310

Total comprehensive income										8,033,820

Balance at December 31, 2005	16,820,084	$ 168,201	429,752	$ 4,298	$ 134,254,460	$ (5,950)	$ 41,309,602	877,058	$ (3,291,180)	$ 172,439,431

Stock options exercised (1)	145,494	1,455			2,025,427					2,026,882
Non-cash share based option expense related to SFAS 123R					3,475,000					3,475,000
Other comprehensive income:
Net income							9,668,023			9,668,023
Net unrealized gain on available-for-sale securities						7,093				7,093

Total comprehensive income										9,675,116

Balance at December 31, 2006	16,965,578	$ 169,656	429,752	$ 4,298	$ 139,754,887	$ 1,143	$ 50,977,625	877,058	$ (3,291,180)	187,616,429

(1)	Amounts include tax benefits resulting from the exercise of stock options of approximately $356,000, $238,000 and $830,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$ 9,668,023	$ 7,961,510	$ 7,954,314
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,260,974	10,174,989	4,815,095
Amortization of deferred financing costs	1,811,284	953,263	567,889
Write-off of deferred financing costs	—	3,988,964	—
Deferred income taxes	2,130,749	526,282	(7,730,497)
Distribution of treasury stock to fund 401(k)	—	32,888	180,857
Increase in allowance for doubtful accounts	571,092	666,585	399,317
Increase in return reserve	1,414,048	859,571	20,968,247
Increase (decrease) in inventory valuation reserve	(389,738)	34,675	932,102
Increase (decrease) in rebate reserve	(1,945,580)	2,078,421	(1,133,700)
Increase in fee-for-service reserve	1,027,748	750,963	—
Gains on short-term investments	—	(103,166)	(35,328)
Noncash compensation for services	—	—	125,036
Noncash share based compensation expense
relating to SFAS 123R	3,475,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(217,194)	(3,120,337)	(9,476,345)
Inventories	403,728	2,102,373	(1,517,791)
Prepaid expenses and other	(606,620)	1,985,158	(1,451,327)
Accounts payable	(2,718,913)	1,718,433	941,820
Accrued expenses	2,150,470	(1,405,463)	4,132,955
Prepaid income taxes	1,719,306	(4,640,719)	(2,718,014)

Net cash provided by operating activities	28,754,377	24,564,390	16,954,630

Cash flows from investing activities:
Purchase of Bioglan Pharmaceuticals	—	(547,355)	(190,266,532)
Release of a restriction/(restriction) of cash
related to the $110 million credit facility	12,035,193	(12,035,193)	—
Payment for license-VEREGEN™	(14,000,000)	—	—
Purchase of international distribution rights	—	—	(2,600,000)
Sales of short-term investments- net	888,222	3,630,380	21,305,507
Purchase of property and equipment	(91,721)	(636,193)	(774,908)

Net cash used in investing activities	(1,168,306)	(9,588,361)	(172,335,933)

Bradley Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Payment of notes payable	(27,694)	(70,800)	(30,762)
Payment of 4% convertible senior
subordinated notes	—	(37,000,000)	—
Proceeds from the $125 million credit
facility’s term loan	—	—	75,000,000
Payments of $125 million credit facility’s
term loan	—	(71,250,000)	(3,750,000)
Proceeds from bridge loan	—	—	50,000,000
Payment of bridge loan	—	—	(50,000,000)
Proceeds from the $110 million credit
facility’s term loan	—	80,000,000	—
Payments of the $110 million credit
facility’s term loan	(9,000,000)	(2,000,000)	—
Proceeds from exercise of stock options and
warrants	1,671,299	579,641	2,748,477
Tax benefit due to exercise of non-qualified
options and warrants	355,583	237,995	829,699
Payment of deferred financing costs	(775,000)	(5,376,875)	(3,347,398)
Payment of offering and registration costs	—	—	(76,963)
Purchase of treasury stock	—	(208,805)	(831,982)

Net cash provided by (used in) financing
activities	(7,775,812)	(35,088,844)	70,541,071

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	19,810,259	(20,112,815)	(84,840,232)
Cash and cash equivalents at beginning of year	19,798,728	39,911,543	124,751,775

Cash and cash equivalents at end of year	$ 39,608,987	$ 19,798,728	$ 39,911,543

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 7,580,000	$ 6,215,000	$ 2,692,000
Income taxes	$ 2,850,000	$ 9,020,000	$ 14,673,000

At December 31, 2006 and 2005, the restricted cash and investments amount applied to short-term investments was $25,000,000 and $32,964,807, respectively. See Note C. Additionally, $7,084,415 non-cash investment activity resulted from the release from restricted cash to short-term investments during 2006.

At December 31, 2006, license agreement for ELESTRIN™ resulted in recording of intangible asset and milestone payable of $10,115,083. See Note D and Note H.

The accompanying notes are an integral part of these statements.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

        Bradley Pharmaceuticals, Inc. (the “Company”) was originally incorporated in New Jersey in 1985. The Company reincorporated in Delaware in 1998. The Company is a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in niche therapeutic markets, including dermatology, podiatry, gastroenterology and women’s health. The Company’s business strategy contemplates its (i) in-licensing phase II and phase III drugs and developing and bringing to market products with long-term intellectual property protection or other significant barriers to market entry, (ii) commercializing brands that fill unmet patient and physician needs, (iii) expanding existing partnerships and joint venture relationships with biotechnology and specialty pharmaceutical companies and fostering new strategic alliances designed to deliver a stronger product portfolio; and (iv) increasing its focus on research and development activities to continue to develop products organically with longer lifecycles and to extend indications for the Company’s current product portfolio.

        The Company has two primary business segments, its Doak Dermatologics subsidiary (which includes the products acquired from Bioglan Pharamaceuticals in 2004), specializing in therapies for dermatology and podiatry, and its Kenwood Therapeutics division, providing gastroenterology, women’s health, respiratory and other internal medicine brands. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products. During 2006, the Company launched its A. Aarons subsidiary, which markets authorized generic versions of Doak’s and Kenwood’s products.

        A summary of the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements follows:

1.	Principles of Consolidation

        The consolidated financial statements include the accounts of Bradley Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Doak Dermatologics Inc. (“Doak”), Bioglan Pharmaceuticals Corp. (“Bioglan”), A. Aarons, Inc. (a subsidiary that began operations in 2006) and Bradley Pharmaceuticals Overseas, Ltd. (a foreign sales corporation). All intercompany transactions and balances have been eliminated in consolidation.

2.	Adoption of New Accounting Standard - Share-Based Payment

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS No. 123R”), “Share-Based Payment,” as supplemented by the interpretation provided by the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, issued in March 2005. SFAS No. 123R replaced SFAS No. 123, “Stock-Based Compensation” (“SFAS No. 123”), issued in 1995, and requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS No. 123, must also be recognized in the consolidated statement of income.

        Prior to January 1, 2006, we accounted for stock options under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” an elective accounting policy permitted by SFAS No. 123. Under this standard, since the exercise price of our stock options granted is set equal to or above the market price on the date of the grant, we did not record any expense to the consolidated statement of income related to stock options. However, as required, we disclosed, in the notes to consolidated financial statements, the pro forma expense impact of the stock option grants as if we had applied the fair-value-based recognition provisions of SFAS No. 123.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The adoption of SFAS No. 123R primarily impacted our accounting for stock options (See Note B, Incentive and Non-Qualified Stock Option Plan and Note F, Income Taxes).

3.	Cash and Cash Equivalents

        Cash and cash equivalents include investments in highly liquid securities having original maturity of three months or less at the time of purchase.

4.	Short-term Investments

        The Company accounts for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s debt and equity securities are classified as available-for-sale and held to maturity. Available-for-sale securities are carried at fair value as determined through quoted market prices with the unrealized gains and losses reported in accumulated other comprehensive income. The cost of securities sold is based upon the specific identification method. Held-to-maturity investments represent investments in AAA-rated commercial paper and other debt securities with maturities of greater than three months and less than one year when purchased. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. It is the Company’s intention to hold these securities to maturity.

5.	Accounts Receivable and Material Customers

        The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s four largest customers accounted for an aggregate of approximately 97% and 90% of gross trade accounts receivable at December 31, 2006, and 2005, respectively. On December 31, 2006, on a gross trade accounts receivable basis, Cardinal Health, Inc. (“Cardinal”) owed approximately $7,614,000 to the Company or 44% of accounts receivable and McKesson Corporation (“McKesson”) owed approximately $7,520,000 to the Company or 43% of accounts receivable. On December 31, 2005, on a gross trade accounts receivable basis, Cardinal owed approximately $8,962,000 to the Company or 50% of accounts receivable and McKesson owed approximately $5,825,000 to the Company or 33% of accounts receivable. The following table presents a summary of gross sales to significant customers as a percentage of the Company’s gross sales:

	Years ended December 31,
Customer*	2006	2005	2004
AmerisourceBergen Corporation	13%	13%	15%
Cardinal	36%	40%	36%
McKesson	32%	29%	25%
Quality King Distributors	2%	1%	11%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during any of the years ended December 31, 2006, 2005 or 2004.

        Supplemental information on the accounts receivable balances at December 31, 2006 and 2005 are as follows:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	December 31,
	2006	2005
Accounts receivable
Trade	$17,417,268	$17,897,760
Other	1,379,886	612,034

	18,797,154	18,509,794

Less allowances:
Chargebacks	135,086	134,886
Discounts	392,244	322,278
Fee-for-service	1,778,711	750,963
Doubtful accounts	2,001,490	1,430,398

	4,307,531	2,638,525

Accounts receivable, net of allowances	$14,489,623	$15,871,269

        Trade receivables consist of sales of product primarily to wholesale customers. Other receivables primarily consist of a royalty due to the Company from Par Pharmaceutical Companies, Inc. (“Par”) for the authorized generic version of ADOXA®.

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

        The Company records an estimate of the discount deducted from customer’s payments at the time of sale. Typically, the Company offers a 2% discount based upon prompt payments by the customer. Management estimates its reserves for discounts based upon historical discounts claimed. The amount of actual discounts claimed could differ (either higher or lower) in the near term from the amounts accrued by the Company. Changes in the Company’s estimates would be recorded in the income statement in the period of the change.

        The Company has Distribution and Service Agreements (“DSAs”) with three of its customers, McKesson, Cardinal and Kinray, Inc. (“Kinray”). DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. In particular, the Company entered into DSAs with Cardinal and McKesson during 2005, which DSAs had effective dates during 2004. The Company entered into a DSA with Kinray during the third quarter of 2006. The terms of the DSAs require the Company to pay fees to Cardinal, McKesson or Kinray, which fees are offset by any price appreciation of the inventory that Cardinal, McKesson or Kinray have on-hand and also by any discounts that the Company gives to Cardinal, McKesson and Kinray for new product promotions. In return, Cardinal, McKesson and Kinray are obligated to maintain their respective inventory levels of the Company’s products to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports. Based upon these DSAs, the Company owed these customers $1,778,711 and $750,963 as of December 31, 2006 and 2005, respectively. The Company records fees-for-service as deductions from gross sales in its consolidated statements of income.

        The Company also maintains a provision for doubtful accounts, with respect to which the Company believes the probability of collecting accounts receivable is remote. Based upon specific analysis of the Company’s accounts, the Company maintains a reserve. The amount of actual customer defaults could differ (either higher or

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

lower) in the near term from the amounts accrued by the Company. Changes in the Company’s estimates would be recorded in the income statement in the period of the change.

6.	Accrued Expenses

        Supplemental information on the accrued expenses at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Employee compensation and benefits	$ 2,941,655	$ 1,874,883
Rebate payable	2,116,324	55,504
Rebate liability	3,086,464	5,032,044
Deferred revenue	57,226	904,439
Return reserve (see Note A.7)	26,348,128	24,934,080
Settlement reserve	1,000,000	500,000
Royalty payable	1,974,274	1,427,895
Other	1,204,342	2,380,630

Accrued expenses	$38,728,413	$37,109,475

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

        Settlement reserve represents the Company’s estimate for potential settlements and the resolution of contractual disagreements discussed in Note K.

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

8.	Inventories

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

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

warehouse. Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

        Supplemental information on inventory balances at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Finished goods	$ 6,471,494	$ 5,877,815
Raw materials	1,351,439	2,348,846
Valuation reserve	(941,715)	(1,331,453)

Inventories, net	$ 6,881,218	$ 6,895,208

9.	Property and Equipment

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

        Goodwill is not being amortized, but is subject to periodic impairment tests. Under the impairment test, the fair value of the reporting unit was calculated on the basis of discounted estimated future cash flows and compared to the related book value of such reporting units. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed the test at December 31, 2006 and December 31, 2005 and noted that no impairment existed.

11.	Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method and charged to interest expense. Interest expense related to the amortization of deferred financing cost was $1,811,284, $953,263 (includes $800,253 of amortization expense related to financing costs from a previous credit facility) and $567,889 for the years ended December 31, 2006, 2005 and 2004, respectively, and is expected to be $1,725,970, $1,446,510, $1,089,957 and $535,597 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        Supplemental information on deferred financing cost balances at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Cost	$ 6,762,328	$ 5,987,328
Accumulated amortization	(1,964,294)	(153,010)

Deferred financing costs, net	$ 4,798,034	$ 5,834,318

12.	Revenue Recognition

        Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to an unrelated third party, as provided in SAB No. 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably probable.

        The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Estimates for sales discounts, chargebacks, rebates, fees for service, and product returns and exchanges, are established as a reduction of product sales revenues at the time such revenues are recognized based on historical experience adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses.

        The Company does not provide any forms of price protection for its branded business to wholesale customers other than a contractual right to three wholesale customers that the Company’s price increases and product purchase discounts offered during each twelve-month period will allow for inventory of the Company’s products then held by these wholesalers to appreciate in the aggregate. The Company does not for its branded business, however, guarantee that its wholesale customers will sell the Company’s products at a profit.

        Effective August 2006, the Company changed the shipping terms with three wholesalers from FOB shipping point to FOB destination. As a result of this change in shipping terms, the Company did not record $1,290,551 of sales since these products were in transit at December 31, 2006.

13.	Risks, Uncertainties and Certain Concentrations

        The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, market acceptance of the Company’s products, the Company’s ability to maintain or increase sales, in particular its sales of ADOXA®, the Company’s ability to develop sales of VEREGEN™ and ELESTRIN™, the products incorporating the delivery systems to be developed by Polymer Science and other new products, competition from generic or comparable products, the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by the Company’s core branded products, marketing or pricing actions by one or more of the Company’s competitors, the effectiveness of the Company’s sales and marketing efforts, legal or regulatory action by the U.S. Food and Drug Administration (“FDA”) and other government regulatory agencies, including changes that could affect the ability of the Company’s sales force to market to prescribing physicians, the outcome of the Company’s federal securities class action lawsuit and state and federal shareholder derivative lawsuits, the SEC inquiry (as discussed in Note K.6), the adequacy of the Company’s cash and cash flow to meet its working capital requirements, the Company’s ability to achieve sales and earnings estimates, the Company’s ability to obtain acceptable financing in the future, ability to successfully acquire new products or technologies and implement life cycle management techniques, impact from DSAs, changes in buying

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

patterns from the wholesalers and retailers, changes in physician prescribing habits, pharmacy substitution, accurately estimating for returns, discounts, chargebacks and rebates, rising insurance costs, product recalls, FDA approval of the Company’s products under development, delays in the research and development or product testing process for newly licensed or acquired products, the Company’s ability to realize the value of intangible assets and deferred tax assets, dependence on key personnel and the Company’s sales force, government regulation, the maintenance of patent protection on certain of the Company’s products, manufacturing disruptions, competition, reliance on certain customers and vendors, absence of redundant facilities, timing of payments on indebtedness, product liability claims, and the outcome of disputes relating to trademarks, patents, license agreements and other rights.

        The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The cash and cash equivalent balances, as well as restricted cash, at December 31, 2006 and 2005 were principally held by three institutions, and are in excess of their respective Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2006 and 2005, four wholesale customers accounted for $18,029,062 and $16,133,216 or 97% and 90%, respectively, of the gross trade accounts receivable balance.

        The Company maintains $20,000,000 of product liability insurance on its products. This insurance is in addition to required product liability insurance maintained by the manufacturers of the Company’s products. The Company cannot assure that product liability claims against it will not exceed that coverage. To date, no product liability claim has been made against the Company and the Company is not aware of any pending or threatened claim.

        All manufacturers, marketers, and distributors of human pharmaceutical products are subject to regulation by the FDA. New drugs are typically subject to a FDA-approved new drug application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could alter the way the Company conducts business and any such change could severely impact the Company’s future profitability.

        For the year ended December 31, 2006, five vendors that manufacture and package products for the Company accounted for approximately 11%, 11%, 11%, 8% and 5% each of the Company’s cost of goods sold. For the year ended December 31, 2005, five vendors that manufacture and package products for the Company accounted for approximately 21%, 15%, 7%, 6% and 5% each of the Company’s cost of goods sold. For the year ended December 31, 2004, five vendors that manufacture and package products for the Company accounted for approximately 35%, 12%, 8%, 5% and 4% each of the Company’s cost of goods sold. No other vendor, packager or manufacturer accounted for more than 5%, 5% and 4% of the Company’s cost of goods sold for 2006, 2005 or 2004, respectively. The Company currently has no manufacturing facilities of its own and, accordingly, is dependent upon maintaining its existing relationship with its vendors or establishing new vendor relationships to avoid a disruption in the supply of products to supply inventory. There can be no assurance that the Company would be able to replace its current vendors without any disruption to operations.

        There is no proprietary protection for most of the Company’s branded pharmaceutical products, and competing generic or comparable products for most of these products are sold by other pharmaceutical companies. For the products for which the Company has proprietary protection, the proprietary protection does not always provide significant protection. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or comparable products. Increased competition from the sale of generic pharmaceutical or comparable products may cause a decrease in sales from the Company’s branded products, which could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s branded products for which there are no generic or comparable forms available may face competition from different therapeutic treatments used for the same indications for which the Company’s branded products are used.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

14.	Net Income Per Common Share

        The Company computes income per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) which specifies the compilation, presentation and disclosure requirements for income per share for entities with publicly held common stock or instruments that are potentially common stock.

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

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimate for chargebacks, rebates, discounts, allowances for doubtful accounts and returns, inventory reserves, the impairment of intangibles and goodwill, the determination of useful lives of intangible assets and the realization of deferred tax assets represent particularly sensitive estimates.

17.	Advertising

        The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $8,622,823, $16,589,620, and $14,714,987 for the years ended December 31, 2006, 2005 and 2004, respectively.

18.	Shipping and Handling Costs

        The Company expenses shipping and handling costs as incurred. Shipping and handling costs charged to selling, general and administration expense amounted to $2,037,885, $1,679,758, and $1,631,526 for the years ended December 31, 2006, 2005 and 2004, respectively.

19.	Research and Development

        Research and development costs related to both present and future products are expensed as incurred.

20.	Fair Market Value of Financial Instruments

        The estimated fair value of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, milestone payable and accrued expenses approximate their carrying amounts due to their short term maturities. The carrying value of the Company’s auction rate municipal bonds approximates their fair value due to their variable interest rates, which typically reset within 35 days. The outstanding balance of the Company’s $110 million credit facility approximates its fair value because the interest rates applicable to such debt are based on floating rates identified by reference to market rates.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

21.	New Accounting Standards

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

        In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue 06-3 is not expected to have an impact on the Company’s consolidated financial statements.

        In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is still in the process of evaluating the effects of FIN 48 and expects that its adoption will result in an opening retained earnings adjustment of approximately $1.0 million to $2.0 million. The Company is also currently evaluating the impact of FIN 48 on its future effective tax rates.

        In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

NOTE B - INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

        Under the 1990 Stock Option Plan, 2,600,000 shares of common stock are reserved for issuance. This plan expired upon the adoption of the 1999 Incentive and Non-Qualified Stock Option Plan; however, as of December 31, 2006, options to acquire shares remain outstanding under this Plan.

        Under the 1999 Incentive and Non-Qualified Stock Option Plan, 3,250,000 shares of common stock are reserved for issuance. The plan will expire on January 31, 2010, but options may remain outstanding past this date. As of December 31, 2006 and 2005, there were 770,973 and 692,959 shares available for future grant, respectively. Grants cancelled or forfeited are available for future grants. Options typically vest over three years and have expiration dates ten years after issuance for employees and five years for board members and employees that have over 10% ownership. The number of shares covered by each outstanding option, and the exercise price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend.

        The following table summarizes the option activity from January 1, 2004 to December 31, 2006:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2004	1,795,653	$ 7.04

Granted	187,900	23.71
Exercised	(544,476)	2.58
Canceled or forfeited	(49,285)	18.58

Balance, December 31, 2004	1,389,792	$10.64

Granted	998,900	13.53
Exercised	(412,717)	1.40
Canceled or forfeited	(100,886)	19.02

Balance, December 31, 2005	1,875,089	$13.76

Granted	135,250	$14.02
Exercised	(145,494)	11.49
Canceled or forfeited	(213,228)	14.03

Balance, December 31, 2006	1,651,617	$13.95

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The following table summarizes the Company’s options at December 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Vested and expected to vest	1,564,247	$13.90	5.77	$11,123,927

Exercisable	940,393	$13.64	4.32	$ 7,028,667

        As of December 31, 2005, options outstanding for 767,833 shares were exercisable at a weighted average price of $12.38, and the weighted remaining contractual life was 6.0 years.

        Included in the total options outstanding on December 31, 2006 and 2005, were 465,096 and 464,245 options outstanding and exercisable held by non-employees and board members, respectively. Options issued typically vest over 3 years and have expiration dates ten years after issuance for employees and five years for board members and/or employees that have over 10% ownership.

        The following table summarizes option data as of December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.13 - $ 1.13	900	1.8	$1.13	900	$1.13
1.75 - 1.91	4,200	1.4	1.84	4,200	1.84
2.00 - 2.25	22,500	2.1	2.07	22,500	2.07
7.05 - 9.97	167,600	5.2	7.57	167,600	7.57
10.11 - 11.58	66,565	9.3	10.98	9,900	10.47
11.90 - 14.33	955,918	8.9	13.26	511,972	13.19
14.75 - 20.18	268,383	8.7	15.63	87,498	15.41
20.31 - 27.12	165,551	7.2	24.85	135,823	24.87

	1,651,617			940,393

        The Company used a Black-Scholes valuation model to estimate the fair value of stock options granted in 2006 and expensed consistent with the provisions of SFAS No. 123R, SAB No. 107 and the Company’s 2005 and 2004 pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, expected volatility of the Company’s stock, the risk free-rate of return, option forfeiture rates, and dividends, if any. The expected term of the options is based on the historical weighted average exercise behavior of officers and non officers. The expected volatility is derived from the historical volatility of the Company’s stock on the secondary markets. The risk-free interest rate is the yield from a treasury bond corresponding to the expected term of the option. Option forfeiture rates are based on the Company’s historical forfeiture rates. The Company has not paid dividends and does not expect to pay dividends in the near future.

        The fair value of each option granted for purposes of recording stock compensation expense in 2006 and the pro forma disclosures required for 2005 and 2004 have been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in determining the estimated fair value of stock options:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	2006	2005	2004
Dividend yield	0%	0%	0%
Risk-free interest rate	4.51%-4.78%	4.34%-5.0%	5.0%
Expected life in years
Directors and officers	5 to 6 years	7 years	7 years
Others	4 to 4.5 years	5 years	5 years
Expected volatility	54%-65%	60%-78%	60%

        The weighted average fair market values of the options granted during 2006, 2005 and 2004 were $7.79, $8.92, and $14.00, respectively. The exercise price of all options granted during the years ended December 31, 2006, 2005 and 2004 equaled or was greater than the market price on the grant date.

        During 2006, there were 145,494 options exercised with a total intrinsic value of $932,707. During 2005 there were 412,717 options exercised with a total intrinsic value of $4,492,193.

        Unvested options as of December 31, 2006, and changes in such options during the twelve month period then ended are summarized below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Unvested Balance, January 1, 2006	1,107,256	$ 9.58
Granted	135,250	7.79
Vested	(318,054)	10.12
Expired or forfeited	(213,228)	9.33

Unvested Balance, December 31, 2006	711,224	$ 9.22

1.	Impact on Net Income

        Our net income for 2006 includes $3,475,000 ($2,923,000, or $0.18 per share on a fully diluted basis, net of tax) of total compensation cost for share-based payment arrangements, which was charged to selling, general and administrative expenses. For 2006, the related income tax benefits of the compensation cost for share-based payment arrangements were $552,000.

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of December 31, 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans is $5,726,000. This expense will be recognized over a weighted average period of 24 months, assuming no changes to the underlying assumptions. The total fair value of shares vested during 2006 and 2005 was $3,165,091 and $2,388,389, respectively.

        The following table shows the effect on results for 2005 and 2004 as if we had applied the fair-value-based recognition provisions of SFAS No. 123R to measure stock-based compensation expense for the option grants:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	2005 (a)	2004 (a)
Net income, as reported	$ 7,961,510	$ 7,954,314
Deduct: Total share-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,351,684)	(1,656,229)

Pro forma net income for basic
computation	$ 6,609,826	$ 6,298,085

Net income, as reported	$ 7,961,510	$ 7,954,314
Deduct: Total share-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,351,684)	(1,656,229)
Add: After-tax interest expense and other
from 4% convertible senior subordinated
notes due 2013 (b)	—	1,024,340

Pro forma net income for diluted computation	$ 6,609,826	$ 7,322,425

Net income per share:
Basic- as reported	$ 0.50	$ 0.51
Basic- pro forma	$ 0.41	$ 0.40
Diluted- as reported	$ 0.49	$ 0.49
Diluted- pro forma (b)	$ 0.40	$ 0.40

(a)	Amounts have been adjusted to reflect the provisions of SFAS No. 123R to conform to current presentation.

(b)	Adjustments of $897,461 for the after-tax interest expense from the 4% convertible senior subordinated notes due 2013 and 1,620,000 shares from the convertible notes were excluded from the calculation in 2005 because the affect of including them would be anti-dilutive.

2.	Impact on Cash Flows

        Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company realized a tax benefit from the exercise of stock options during 2006 of $355,583.

3.	Impact on Income Taxes

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective tax rate increased from 39% in 2005 to 42% in 2006 primarily because expensing qualified (incentive) stock options results in a permanent tax difference.

NOTE C - SHORT-TERM INVESTMENTS

        The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The Company invests primarily in money market funds, short-term commercial paper, short-term municipals, treasury bills, and treasury notes. By policy, the Company invests primarily in high-grade investments.

        The following is a summary of available-for-sale securities for December 31, 2006:

	Cost	Gross Unrealized Gain	Gross Fair Value
Municipal bonds	$32,082,535	$1,143	$32,083,678

Total available-for-sale securities	$32,082,535	$1,143	$32,083,678

        The following is a summary of available-for-sale securities for December 31, 2005:

	Cost	Gross Unrealized Loss	Gross Fair Value
Municipal bonds	$32,970,757	$(5,950)	$32,964,807

Total available-for-sale securities	$32,970,757	$(5,950)	$32,964,807

        During the years ended December 31, 2005 and 2004, the Company had net realized gains on sales of available-for-sale securities of $103,166 and $35,328, respectively. The net adjustment to unrealized gains during fiscal 2006 and 2005 on available-for-sale securities included in accumulated other comprehensive income totaled $7,093 and $72,310, respectively, and the net adjustment to unrealized losses during fiscal 2004 on available-for-sale securities included in stockholders’ equity totaled $61,215. The Company views its available-for-sale securities as available for current operations.

        The Company had no held-to-maturity investments at December 31, 2006 and 2005.

        The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2006, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

Available-for-sale	Cost	Estimated Fair Value
Due in one year or less	$ 8,254	$ 8,677
Due after one year through two years	$ -0-	$ -0-

Due after two years	$32,074,281	$32,075,001

Total	$32,082,535	$32,083,678

        As of December 31, 2006 and 2005, the Company had a restriction on the ability to use its short-term investment from the $110 million credit facility (see Note G). The total amount of restricted cash and investments from the $110 million credit facility at December 31, 2006 and December 31, 2005 was $25,000,000 and $45,000,000, respectively. The following table exhibits the application of the restriction on the short-term investments at December 31, 2006 and 2005:

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	December 31,
	2006	2005
Unapplied short-term investments	$ 32,083,678	$ 32,964,807
Amount of short-term investments applied to restricted
cash and investments	(25,000,000)	(32,964,807)
Short-term investments	7,083,678	—
Amount of cash and cash equivalents applied to
restricted cash and investments	—	$ 12,035,193

NOTE D - INTANGIBLE ASSETS

        Details of intangible assets are summarized as follows:

	December 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$123,961,617	$27,793,912	$ 96,167,705	$123,961,617	$21,835,273	$102,126,344
Core technology	42,300,000	5,048,712	37,251,288	42,300,000	2,933,711	39,366,289
Patents	10,327,454	3,478,260	6,849,194	10,327,454	2,578,260	7,749,194
Licenses	26,839,969	1,122,389	25,717,580	2,724,886	612,380	2,112,506
Covenants not to compete	162,140	162,140	-0-	162,140	162,140	-0-

	$203,591,180	$37,605,413	$165,985,767	$179,476,097	$28,121,764	$151,354,333

        Trademarks, core technology, patents and licenses are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS No. 142. Currently Marketed Products (“CMPs”) are included in Trademarks and they represent a composite intangible asset that, among other things, includes the brand name, distributor and customer relationships and physician and patients experience with the applicable products. The composite intangible assets included in the CMPs are a group of complementary intangible assets having the same useful lives, marketed to the same physicians and sold to essentially the same distributors. The Company amortizes its intangibles utilizing the straight-line method primarily because the Company cannot determine a reliable pattern in which the economic benefits of the intangible assets are expected to be used. The Company’s opportunities to commercialize the underlying value of these intangible assets generally allows for new and modified products that provide relatively inconsistent anticipated revenue streams. Amortization periods for intangible assets as of December 31, 2006 are summarized as follows:

Weighted Average Amortization Period
Trademarks	19
Core technology	20
Patents	10
Licenses	13

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The table below outlines the CMPs and their weighted average useful life included in Trademarks as of December 31, 2006 and 2005:

	Cost	Weighted Average Useful Life
Trademarks	$ 18,261,617	12
CMPs	105,700,000	20

Total Trademarks	$123,961,617	19

        Our intangible assets by therapeutic category including cost, accumulated amortization, weighted average amortization period, and aggregate and estimated amortization expense are as follows:

	December 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Dermatology & Podiatry[1]	$176,624,181	$ 23,398,547	$153,225,634	$162,624,181	$ 14,521,325	$148,102,856
Gastrointestinal	250,851	213,611	37,240	250,851	196,893	53,958
Respiratory	15,386,964	12,795,967	2,590,997	15,386,965	12,274,760	3,112,205
Nutritional	-0-	-0-	-0-	-0-	-0-	-0-
Other [2]	11,329,184	1,197,288	10,131,896	1,214,100	1,128,786	85,314

	$203,591,180	$ 37,605,413	$165,985,767	$179,476,097	$ 28,121,764	$151,354,333

[1]	Includes a $14 million milestone payment pursuant to the MediGene Agreement,triggered by the FDA approval VEREGENTM paid during December 2006.
[2]	Includes a $10.1 million in milestone payables pursuant to the BioSante Agreement,triggered by the FDA approval ELESTRINTM to be paid during 2007.

        Amortization periods for intangible assets as of December 31, 2006 by therapeutic category are summarized as follows:

Weighted Average Amortization Period
Dermatology & Podiatry	18
Gastrointestinal	15
Respiratory	12
Nutritional	N/A
Other	11

        The following relates to the Company’s intangible assets with definite useful lives:

	Dermatology & Podiatry	Gastrointestinal	Respiratory	Nutritional	Other	Total
Aggregate Amortization Expense

Year ended December 31, 2004	$3,551,751	$16,719	$557,779	$ —	$ —	$ 4,126,249
Year ended December 31, 2005	8,783,662	16,719	556,700	—	—	9,357,081
Year ended December 31, 2006	8,877,221	16,719	521,207	—	68,501	9,483,648

Estimated Amortization Expense

Year ending December 31, 2007	$9,622,768	$16,719	$549,704	$ —	$848,940	$11,038,131

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Year ending December 31, 2008	9,621,118	16,719	502,665	—	848,940	10,989,442
Year ending December 31, 2009	9,621,114	3,748	361,548	—	848,940	10,835,350
Year ending December 31, 2010	9,621,102	53	361,548	—	848,940	10,831,643
Year ending December 31, 2011	9,621,102	—	361,548	—	848,940	10,831,590

        Intangible assets arose principally from the following transactions:

       MediGene AG License

        On January 30, 2006, the Company entered into a Collaboration and License Agreement with MediGene AG for VEREGENTM. Under the MediGene Agreement, MediGene has granted to the Company the exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property for the Company’s use in the commercialization in the United States as a prescription product of any ointment or other topical formulation containing green tea catechins, a novel active ingredient, for the treatment of dermatological diseases in humans, including, but not limited to, external genital warts, perianal warts and actinic keratosis. MediGene has also granted to the Company the non-exclusive license, or sublicense in certain instances, to certain patents, trademarks and other intellectual property to manufacture those products outside of the United States.

        Additionally, under the MediGene Agreement, the Company agreed to purchase exclusively from MediGene the active product ingredient, a mixture of green tea catechins, required for the Company’s commercialization of the products in the United States and has agreed to certain minimum purchase amounts (See Note K) contingent upon regulatory approval. Under the MediGene Agreement, the Company and MediGene will pursue the EGW Indication (as defined below), for which MediGene is obligated to pay all further development and registration costs. The MediGene Agreement further provides that the parties may engage in development and registration activities relating to products covered by the MediGene Agreement for indications other than the EGW Indication or new developments that would extend the scope of the EGW Indication. If the parties decide to pursue these other registration and development activities, the Company and MediGene will share the costs of such development and registration activities in varying percentages, depending on the indication sought and other circumstances. MediGene retains the rights to data generated under such activities for use outside the United States. Under the MediGene Agreement, if certain criteria are not met at various points along the development timeline for particular products, or if certain products being developed cease to have economic viability, each party has the right to cease its participation in and funding of the development and registration activities relating to that particular product.

        In the First Quarter of 2006, the Company paid MediGene $5,000,000 in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5,000,000 as a research and development payment during the First Quarter of 2006 since there was no FDA approval at the time of the payment. Additionally, if a product having an external genital wart and perianal wart indication to be applied three times per day (the “EGW Indication”) receives final regulatory approval, the Company will pay MediGene a milestone payment that, when added to the $5,000,000 already paid, will bring the aggregate milestones payable with respect to the EGW Indication to $19,000,000. The MediGene Agreement also contemplates additional milestone payments that, when added to the milestones payable with respect to the EGW Indication, could aggregate to a maximum of approximately $69,000,000. These milestones are dependent upon specific achievements in the product development and regulatory approval process of products under the Agreement for indications other than the EGW Indication and also based upon the Company’s net sales of all products under the Agreement, including sales relating to the EGW Indication (which could aggregate to a maximum of approximately $31,000,000 in milestones). In addition to these payments, the Company will also pay MediGene, with respect to each product, a product royalty based on a percentage (in the mid-teens) of net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. Thereafter, MediGene is entitled to a trademark royalty based on a percentage (in the low single digits) of net sales.

        The MediGene Agreement commenced on January 30, 2006 and, unless earlier terminated, expires on the last day of the Royalty Term (as defined in the Agreement) of the product whose Royalty Term is the last-to-expire

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

of all products developed and marketed under the Agreement. Either party may terminate the Agreement in its entirety by notice in writing to the other party upon or after any material breach of the Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given by the non-breaching party to the breaching party; however, if any breach relates solely to one or more products, then the non-breaching party may terminate the Agreement only to the extent it applies to such product or products, with certain exceptions. Either party may also terminate the Agreement in certain other instances described in the Agreement.

        On October 31, 2006, the Company announced that it had been notified by MediGene that Medigene received approval from the FDA to market VEREGENTM, a new drug indicated for the treatment of external genital and perianal warts and patented through 2017. The product is expected to launch during the second half of 2007. As required by the MediGene Agreement, a $14 million milestone payment triggered by the FDA approval was paid to MediGene during December 2006. The Company classified this $14 million payment as an intangible asset when the product was approved by the FDA.

        The license includes the use of a patent which expires during 2017 and several other patent pending applications have been filed to the U.S. Patent and Trademark Office, which may extend the patent life beyond 2017. However, VEREGENTM should be difficult to substitute generically due to the natural configurations of the catechins, which are proprietary. As a result, the Company expects the useful life of VEREGENTM will be beyond the expiration date of patent(s). The Company has estimated the economic life of the license based upon the expected future cash flow contributions over the expected useful life to be 15 years.

       BioSante Pharmaceuticals License

        On November 7, 2006, the Company entered into an agreement with BioSante Pharmaceuticals (“BioSante”) to market its estradiol transdermal gel, ELESTRINTM (f/k/a Bio-E-Gel®) (estradiol), in the United States. ELESTRINTM, which was approved by the FDA in the Fourth Quarter 2006, is to be prescribed for the treatment of moderate-to-severe “hot flashes” in menopausal women and is available at several dosage levels. ELESTRINTM is the lowest dose of estradiol approved by the FDA for the treatment of these moderate-to-severe vasomotor symptoms. In consideration for the grant of the Company’s right to market ELESTRINTM, the Company paid BioSante and its licensor for ELESTRINTMan aggregate of $3.5 million during October 2006, which was expensed as research and development during the Fourth Quarter of 2006, since there was no FDA approval at the time of payment. Under the Company’s agreement with BioSante, the FDA approval of ELESTRINTM triggered regulatory milestones of $10.5 million, $7.0 million of which is payable in March 2007, with the remaining $3.5 million payable in December 2007. Pursuant to the agreement the Company is also obligated to pay a royalty on net sales (in the low teens) and sales-based milestones. At December 31, 2006, the $10.5 million in regulatory milestones have been recorded as a milestone payable and are non-interest bearing. The Company utilized an imputed interest rate of 7.35% to determine the principal owed of $10,115,083. The Company classified the $10,115,083 as an intangible asset during December 2006 when the product was approved by the FDA. The product is expected to launch during 2007.

        The license includes the use of a patent covering ELESTRINTM until 2021 and several other patent pending applications have been filed with the U.S. Patent and Trademark Office, which may extend the patent life. The term of the license agreement is the later of the expiration of patents or the 12th anniversary of the first sale of the product. However, the Company can continue to commercialize ELESTRINTM after the patents expire or the 12th anniversary of the first sale of the products. After the term of the license agreement expires, the Company is not required to pay a royalty to BioSante. The Company has estimated the economic life of the license based upon the expected future cash flow contributions over the expected useful life to be 12 years.

       Bioglan Pharmaceuticals Company

        On August 10, 2004, the Company, through its wholly-owned subsidiary, Bioglan (f/k/a BDY Acquisition Corp.), acquired certain assets constituting the “Bioglan business” from Bioglan Pharmaceuticals Company, Quintiles Bermuda Ltd. and Quintiles Ireland Limited, each a subsidiary of Quintiles Transnational Corp. (“Quintiles”). The purchase price of approximately $191 million, including acquisition costs, was paid in cash.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

        In connection with the Bioglan acquisition, the Company hired certain sales representatives and other personnel of Bioglan and entered into a $50 million bridge loan, which replaced the Company’s then existing credit facility. The Company funded the purchase price for the acquisition through the proceeds of the bridge loan and working capital. On September 28, 2004, the Company replaced the bridge loan with a $125 million facility, consisting of a $75 million term loan and a $50 million revolving line of credit. The $125 million facility was replaced with the $110 million facility on November 14, 2005. For more information on the Company’s credit facility, see Note G.

        The FDA approved ADOXA® in 2001 as an Abbreviated New Drug Application (“ANDA”). ADOXA® is not patent protected and is subject to generic competition. During December 2005, a generic competitor launched a generic version of ADOXA® 50mg and 100mg tablets in bottles. Under a Distribution Agreement with Par, the Company holds the distribution rights for ADOXA® in the United States and related territories. Under a royalty agreement with Par, the Company may use the ANDA owned by Par and must pay Par royalties through 2010 of 5% of sales for the 100mg and 50mg strengths and 7.5% for the 75mg strength. After 2010, the Company has the option to purchase the ANDA for $10. In addition, the Company has a manufacturing agreement with Par for ADOXA®through 2010.

        The FDA approved SOLARAZE® Gel in October 2000, and the related U.S. patent expires in 2014. The Company has a license agreement with SkyePharma plc for SOLARAZE® in the United States, Canada and Mexico. The Company also holds the New Drug Application (“NDA”) for the United States and the New Drug Submission for Canada. The Company currently pays royalties of 12.5% of net SOLARAZE®sales to SkyePharma plc.

        ZONALON® is an FDA-approved product that is off-patent. ZONALON® is currently manufactured for the Company on a purchase order basis by DPT Laboratories.

        The Company has a non-exclusive license for certain technology incorporated into the TX SYSTEMS® product and Cardinal currently supplies the product on a purchase order basis.

        The Bioglan acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, and accordingly, the results of Bioglan’s operations are included in the Company’s consolidated results from the date of purchase. The purchase price was allocated as follows:

Accounts receivable, net		$ 1,555,052
Inventories		6,052,877
Deferred tax asset, net		1,053,857
Prepaid expenses and other current assets		384,707
Property and equipment		642,614
Intangibles assets subject to amortization:
Patent (10 year useful life)	9,000,000
Core technology (20 year useful life)	42,000,000
Trademarks (20 year useful life)	106,000,000

Total intangible assets subject to amortization		157,000,000
Goodwill		27,188,111
Other assets		5,477

Total assets acquired		193,882,695

Current liabilities		(3,037,642)

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Long-term debt, less current maturities	(31,166)

Total liabilities assumed	(3,068,808)

Net assets acquired	$ 190,813,887

        Assets, excluding intangible assets, and liabilities were recorded at their net book value, which approximated their fair market value at the date of purchase.

        The amount paid in excess of the fair value of the net tangible assets was allocated to separately identified intangible assets based upon an independent valuation analysis.

        The Company believes the core technology acquired during the Bioglan acquisition will provide the Company future economic benefit beyond the relevant patent expiration date. Many dermatology brands and technology survive patent expirations. One of the Company’s core competencies is the Company’s marketing and life-cycle management of unpatented technologies. The Company has historically extended product lives by repackaging, reformulating and focusing sales and marketing, and the Company expects to continue these activities for its current and future products.

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

        Under the terms of the purchase agreement entered by the Company in connection with the acquisition of Bioglan, for a period of 12 months after the acquisition, the Company was able to receive credit on Bioglan products sold by Bioglan prior to the Company’s acquisition and returned to the Company within the 12 months immediately following the acquisition, to the extent the amount of such returns exceeded Bioglan’s product return reserve as of the acquisition closing date. The Company may be able to receive $1,235,988 if Quintiles, the selling company, agrees with the Company’s calculation, of which there can be no assurance. The Company is accounting for this potential receivable as a gain contingency under SFAS No. 5, and, as a result, the potential gain has not been recorded.

        The following data sets forth the actual consolidated results of operations for the year ended December 31, 2006 and 2005 and the unaudited pro forma combined consolidated results of operations for the year ended December 31, 2004 as if the purchase had taken place on January 1, 2004. The pro forma data gives effect to actual operating results prior to the purchase, with adjustments for interest income, interest expense, intangible amortization expense, foreign currency gain or losses and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

	Twelve Months Ended December 31,
	2006	2005	(unaudited) (pro forma) 2004
Net sales	$144,806,640	$133,382,194	$ 134,911,830

Net income	$ 9,668,023	$ 7,961,510	$ 11,208,786

Basic net income per share	$ 0.59	$ 0.50	$ 0.72

Diluted net income per share	$ 0.58	$ 0.49	$ 0.66

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

       International Distribution Rights

        On June 30, 2004, the Company entered into a distribution agreement with Dermik Laboratories, a division of Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of Aventis Pharma AG, to acquire exclusive distribution and marketing rights in selected international markets to the prescription acne and rosacea products Benzamycin®, Klaron® and Noritate®, and three additional products, Hytone®, Sulfacet R® and Zetar® Shampoo. Pursuant to this agreement, the Company acquired exclusive distribution and marketing rights to these products for eight years in Australia, Japan, the Commonwealth of Independent States (other than Armenia, Azerbaijan, Georgia and Moldova), Latvia, Lithuania, Estonia, Saudi Arabia, the United Arab Emirates, Kuwait and Egypt in the Middle East, and Vietnam, Thailand and Cambodia in Southeast Asia. The Company is responsible for securing the necessary approvals to market these products in these countries. Through February 2007, the Company entered into distribution agreements with entities that will file regulatory applications and promote the products listed earlier in this paragraph in the Commonwealth of Independent States, Saudi Arabia and the United Arab Emirates. The Company is also currently in negotiations with a potential distribution partner that intends to promote these products in Australia. The Company anticipates commencing the distribution of certain of these products in Saudi Arabia, the United Arab Emirates, Estonia and Latvia during 2007. The Company agreed to pay Dermik not less than $3.2 million in aggregate acquisition fees and royalties against the Company’s net sales of these products, of which the Company has paid, as of December 31, 2006, approximately $2.6 million in distribution rights included in intangible assets and $360,000 in royalties. The Company determined the expected useful life of these products to be eight years based upon future cash flows.

       Goodwill

        Goodwill for Kenwood Therapeutics at December 31, 2006 and 2005 was $290,196. Goodwill for Doak Dermatologics (including Bioglan) at December 31, 2006 and 2005 was $27,188,111. During 2005, the Company increased goodwill by $547,354 primarily due to termination of a pre-existing lease from the Bioglan acquisition. On August 10, 2004, the Company acquired certain assets and assumed certain liabilities of Bioglan, accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Included in the acquisition was a Bioglan lease for facilities in Malvern, Pennsylvania, which had a term through December 31, 2006. This lease was assigned to the Company with the consent of the landlord. At the time of acquisition, the Company’s plan was to maintain the Malvern facilities until November 1, 2004 and then sub-lease. The Company expected that future sub-lease rentals would substantially offset lease costs under the existing Bioglan agreement, and no liability would be recognized. On July 15, 2005, after unsuccessful attempts to secure a sub-tenant, the Company entered into a lease termination agreement with the landlord. This agreement included payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment. The termination payment was recorded as an acquisition cost to goodwill during 2005.

NOTE E - PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows:

	December 31,
	2006	2005
Furniture and Fixtures	$ 2,662,221	$ 2,586,931
Equipment	1,758,774	1,758,774
Leasehold Improvements	469,273	452,841

	4,890,268	4,798,546
Accumulated Depreciation	(4,076,474)	(3,299,148)

	$ 813,794	$ 1,499,398

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE F - INCOME TAXES

        The provision for income tax expense is as follows:

	Years Ended December 31,
	2006	2005	2004
Current
Federal	$4,144,543	$ 4,053,000	$ 10,690,000
State	786,598	766,000	2,435,000

	4,931,141	4,819,000	13,125,000

Deferred
Federal	1,803,928	194,000	(6,785,000)
State	330,597	35,000	(1,233,000)

	2,134,525	229,000	(8,018,000)

	$7,065,666	$ 5,048,000	$ 5,107,000

        The following is a summary of the items giving rise to deferred tax assets (liabilities) at December 31, 2006 and 2005.

	December 31,
	2006	2005
Current
Allowance for doubtful accounts	$ 784,084	$ 557,855
Allowance on sales	11,893,061	12,108,862
Inventory reserves and capitalization	650,773	1,184,574
Other	4,748	483,071

	$ 13,332,666	$ 14,334,362

Long-term
Intangibles and fixed assets	$ (2,054,145)	$ (925,092)

        As of December 31, 2006 and 2005, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income make it more likely than not that such deferred assets will be realized.

        During 2001, deferred tax assets and additional paid-in capital increased by $2,042,045 for the tax benefit relating to the exercise of warrants. During both 2006 and 2005, deferred tax assets and current taxes payable were reduced by $296,886 relating to these warrants. Additionally during the years ended December 31, 2006, 2005 and 2004, the Company recorded approximately $356,000, $238,000 and $830,000 of tax benefits directly to paid in capital resulting from the exercise of stock options.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The Company has taken certain tax positions, which it believes are appropriate, but may be subject to challenge by tax authorities. Should those challenges be successful, the Company’s best estimate of additional possible taxes due amounts to approximately $3.1 million.

        The difference between the actual Federal income tax expense and the amount computed by applying the prevailing statutory rate to income before income taxes is reconciled as follows:

	Years Ended December 31,
	2006	2005	2004
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of
Federal tax effect	3.1	3.9	6.2
Share-based compensation expense from
incentive stock options as result of
SFAS No. 123R	4.6	—	—
Other	(0.5)	(0.1)	(2.1)

Effective tax rate	42.2%	38.8%	39.1%

        With the adoption of SFAS No. 123R on January 1, 2006, the Company’s effective tax rate increased from approximately 39% in 2005 to 42% in 2006 primarily because expensing qualified (incentive) stock options results in a permanent tax difference.

NOTE G - SENIOR CREDIT FACILITY AND LONG-TERM DEBT

       Credit Facility

        On November 14, 2005, the Company entered into a new $110 million credit facility, or the Facility, with a syndicate of lenders led by Wachovia Bank, which has been amended from time to time. The Facility is comprised of an $80 million term loan and a $30 million revolving line of credit. The Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries.

        Amounts outstanding under the Facility, as amended to date, accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the Facility and outstanding letters of credit. At December 31, 2006, the effective interest rate accrued by the Company was 9.35%.

        The financial covenants under the Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA, minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25 million of unrestricted cash and cash equivalents on its balance sheet at all times. Further, the Facility limits the Company’s ability to declare and pay cash dividends. As of December 31, 2006, the Company is in compliance with the financial covenants under the Facility.

        On January 3, 2006, the Company received a notice from the administrative agent under the Facility stating that the Company was in default under the Facility with the minimum pro forma consolidated EBITDA covenant for the fiscal year ended December 31, 2004 and the covenant to file with the SEC the Company’s Annual Report on

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Form 10-K for the fiscal year ended December 31, 2004 by December 31, 2005. On January 26, 2006, the Company received a waiver of these defaults from its lenders under the Facility. In connection with this waiver, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2004 by January 31, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2004, pro forma for the Bioglan acquisition, of at least $33.22 million, file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, have a minimum audited consolidated EBITDA for the fiscal year ended December 31, 2005 of at least $40.0 million (before permitted reductions for non-recurring costs incurred by the Company during 2005 in connection with the restatement of the Company’s Third Quarter 2004 financial statements, the SEC inquiry and related lawsuits, including legal, accounting and other professional fees, and the costs associated with the Company’s elimination of debt during 2005 under the previous Facility and the convertible notes), satisfy the leverage ratio and fixed charge coverage ratio tests beginning with the fiscal quarter ended December 31, 2005 and pay to them waiver, amendment and arrangement fees of $520,000 in the aggregate. In addition, the Company agreed with its lenders that until the Company files its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and Annual Report on Form 10-K for the year ended December 31, 2005, the Company would increase, from $25 million to $45 million, the amount of restricted cash and investments it will maintain at all times on its balance sheet, not incur any borrowings under the revolving credit line portion of its Facility and provide them with monthly cash reports. The Company’s lenders ceased their accrual of default interest under the Facility concurrently with their delivery to the Company of the waiver.

        As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 by April 30, 2006, the Company triggered a default under the Facility. On May 15, 2006, the Company received a waiver of this default from its lenders under the Facility. In connection with this waiver, which also allowed the Company to continue outstanding LIBOR Rate Loans under the Facility, the Company agreed with its lenders to file its Annual Report on Form 10-K for the year ended December 31, 2005 by May 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 by June 30, 2006. Concurrently, the Company’s lenders agreed to certain technical amendments to the Facility with respect to the definition of Permitted Investments, the calculation of Consolidated EBITDA to allow the Company to exclude, for financial covenant purposes, the Company’s initial $5.0 million payment to MediGene that the Company classified as an expense in accordance with GAAP, and the delivery of budget information. Upon satisfaction of its obligations under the waiver, the Company was permitted to decrease its restricted cash and investments under the Facility by $20 million, from $45 million to $25 million.

        On September 25, 2006, the Company and its lenders further amended the Facility to, among other things, permit the Company to repurchase up to $18 million of its outstanding common stock through March 31, 2007, and up to $3 million of its outstanding common stock during the remainder of the term of the Facility. In addition, this amendment allows the Company to exclude all such repurchases from the calculation of the consolidated fixed charge coverage ratio and further modifies the definition of Consolidated EBITDA to add back to Consolidated Net Income certain professional, advisor and legal fees and costs incurred in connection with the 2006 proxy contest or related litigation in an aggregate amount not to exceed $2 million and to permit other adjustments relating to the effects on the Company’s recording of in-transit customer purchases as sales resulting from changes in product shipping terms.

        As a result of the Company classifying at December 31, 2006 the $10.5 million of regulatory milestone payments owed to BioSante during 2007 as a milestone payable, the Company triggered a technical default under the Facility. On March 9, 2007, the Company received a waiver of this default from its lenders under the Facility. Concurrently, the Company’s lenders agreed to, among other things, modify the definitions of Consolidated EBITDA to add back the initial $3.5 million payment made by the Company for ELESTRINTM under the BioSante License during the Fourth Quarter of 2006 that the Company classified as an expense in accordance with U.S. GAAP, and further modify the definitions of Excess Cash Flow to exclude cash payments made with respect to Permitted Acquisitions and Permitted Acquisition and Scheduled Funded Debt Payments to permit the payment by the Company of its other obligations under the BioSante License. Further, pursuant to the March 9, 2007 waiver, the lenders have the option of not requiring the Excess Cash Flow principal prepayment due by March 31, 2007.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

This principal prepayment may be up to $2,600,000 and is included in current maturities of long-term debt.

        As of December 31, 2006, the Company has $69 million in borrowings under the Facility’s term loan outstanding, no amounts outstanding under the Facility’s revolving line of credit and approximately $72 million in cash and cash equivalents, short-term investments and restricted cash and investments.

        As result of the waiver of the defaults on January 26, 2006, May 15, 2006 and March 9, 2007, the Company has classified as a long-term liability $53.4 million at December 31, 2006 that would have otherwise been shown as current as a result of the defaults. Based upon the Company’s current projections, the Company will be in default under the Fixed Coverage Charge Ratio set forth in the Facility beginning in the Third Quarter of 2007. As a result of the projected default, the desire to reduce the interest rates charged under the Facility and provide the Company increased flexibility to potentially enter into future licensing, acquisition or other similar transactions, the Company currently expects to enter into a new credit facility prior to the Third Quarter of 2007.

        Long-term debt consists of the following:

	December 31,
	2006	2005
Facility	$69,000,000	$78,000,000
Other	60,085	87,779

Total debt	69,060,085	78,087,779
Less current maturities:
Facility	15,600,000	9,000,000
Other	60,085	75,781

Total current maturities	15,660,085	9,075,781

Total long-term debt less current maturities	$53,400,000	$69,011,998

        The annual scheduled maturities of long-term debt as of December 31, 2006 were as follows:

Years Ending December 31,
2007	$15,660,085
2008	17,000,000
2009	21,000,000
2010	15,400,000

Total	$69,060,085

        Because of the nature of the Company’s debt, its maturities, and prevailing interest rates, the Company believes that the carrying values of the long-term debt approximates their fair values at December 31, 2006 and 2005.

NOTE H - MILESTONE PAYABLE

       BioSante Milestone

        On November 7, 2006, the Company entered into the Sublicense Agreement with BioSante for ELESTRINTM. On December 18, 2006, ELESTRIN TM was approved by the FDA, triggering a milestone payable to BioSante and its licensor for ELESTRIN TM by the Company of $7.0 million due in March 2007. In addition, the

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

FDA approval triggered another milestone payable to BioSante and its licensor for ELESTRIN TM by the Company of $3.5 million due in December 2007. The milestone payable to BioSante and its licensor for ELESTRIN TM are non-interest bearing. For the ELESTRIN TM milestone payable, the Company is utilizing an imputed interest rate of 7.35%.

NOTE I - RELATED PARTY TRANSACTIONS

       Transactions With an Affiliated Company

        During the year ended December 31, 2004, the Company received administrative support services (consisting principally of mailing, copying, financial services, data processing and other office services) which were charged to operations from Medimetrik, Inc. (f/k/a Banyan Communications Group, Inc.) (“Medimetrik”), an affiliate, in the amount of $29,000. Daniel Glassman, the Company’s Chief Executive Officer, President and member of the Company’s Board of Directors, is a majority owner of Medimetrik. Medimetrik is a privately held entity that currently has no operations but was principally engaged in the business of market research services. It ceased providing services to the Company in June 2004 after its assets were sold to an unrelated third party.

       Transactions With Shareholders and Officers

        The Company currently leases approximately 33,000 square feet of office space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2013. The owner and manager of this property is a limited liability company (“LLC”) that is owned and controlled by the Glassman family. The purpose of the LLC is to own and manage the property at 383 Route 46 West. The lease agreement obligates the Company to pay 3% increases in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $654,000, $614,000 and $487,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006, the estimated assets of the LLC were approximately $1.6 million and the estimated liabilities were $1.4 million. Daniel and Iris Glassman own 10% and their children, including Bradley Glassman, Senior Vice President Sales and Marketing of the Company, own 90% of this LLC.

        The Company paid to Steven Kriegsman, a member of the Company’s Board of Directors, for the period commencing during June 2003, when Mr. Kriegsman joined the Company’s Board, and continuing through November 1, 2004, when Mr. Kriegsman became Chairman of the Company’s Audit Committee (the “Applicable Period”), a monthly consulting fee of $2,500. This fee was paid to Mr. Kriegsman in consideration for his assisting the Company in identifying new business opportunities. The Company had also agreed to pay to Mr. Kriegsman during the Applicable Period a success fee in the amount of 3% of the total transaction value of any new business opportunity consummated by the Company if such new business opportunity was first introduced to the Company by Mr. Kriegsman. Mr. Kriegsman and the Company agreed to terminate Mr. Kriegsman’s consulting and transaction success fee arrangement during November 2004, concurrently with Mr. Kriegsman’s appointment as Chairman of the Company’s Audit Committee. As of July 1, 2006, Mr. Kriegsman resigned as Chairman of the Company’s Audit Committee but remained as a member of the Company’s Audit Committee.

        During January 2004, the Company issued 5,236 restricted, fully vested and non-forfeitable shares of common stock to certain officers of the Company for being members of a management committee that was responsible for identifying and implementing the Company’s strategic plans. The committee was formed in the First Quarter of 2004 and as a result of the issuance of the restricted stock, the Company expensed $125,036 during the First Quarter of 2004.

        On October 26, 2006, the Company entered into a global Settlement Agreement (“Settlement Agreement”) with Costa Brava Partnership III L.P., of which Roark, Rearden and Hamot, LLC (“RRH”) is its general partner (Seth W. Hamot, a member of the Company’s Board of Directors, is the President of RRH) (collectively, “Costa Brava”). The Settlement Agreement was executed prior to the close of the Company’s 2006 Annual Meeting of Stockholders. Costa Brava owns approximately 9.9% of the Company’s Common Stock. For more information on the Settlement Agreement, see Note K.6.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE J - STOCKHOLDERS’ EQUITY

        The Company’s authorized shares of common stock are divided into two classes, of which 26,400,000 shares are common stock and 900,000 shares are Class B common stock. The rights, preferences and limitations of the common stock and the Class B common stock are equal and identical in all respects, except that each common stock share entitles the holder thereof to one vote upon any and all matters submitted to the stockholders of the Company for a vote, and each Class B share entitles the holder thereof to five votes upon certain matters submitted to the stockholders of the Company for a vote.

        Both common stock and Class B common stock vote together as a single class upon any and all matters submitted to the stockholders of the Company for a vote, provided, however, that the holders of common stock and holders of Class B common stock vote as two separate classes to authorize any proposed amendment to the Company’s Certificate of Incorporation that affects the rights and preferences of such classes. So long as there are at least 325,000 shares of Class B common stock issued and outstanding, the holders of Class B common stock vote as a separate class to elect a majority of the directors of the Company (who are known as “Class B Directors”), and the holders of common stock and voting preferred stock, if any, vote together as a single class to elect the remainder of the directors of the Company.

        The Board of Directors may divide the authorized preferred stock into any number of series, fix the designation and number of shares of each such series, and determine or change the designation, relative rights, preferences and limitations of any series of preferred stock. The Board of Directors may increase or decrease the number of shares initially fixed for any series, but no such decrease shall reduce the number below the number of shares then outstanding and shares duly reserved for issuance.

1.	Stock Repurchase Plan

        On October 27, 2004, the Company’s Board of Directors approved a program to repurchase up to $8 million of the Company’s outstanding common stock, which program expired on October 26, 2006. During 2005 and 2004, the Company repurchased under the October 2004 approved program 14,000 and 22,000 shares at a cost of $208,805 and $413,904, respectively. During September 2004, the Company’s previously announced program to repurchase up to $4 million of outstanding common stock expired. During 2004, prior to the plan’s expiration, the Company repurchased 20,000 shares at a cost of $418,077. The Facility permits the Company to repurchase up to $18 million of its outstanding common stock through March 31, 2007, and up to $3 million of its outstanding common stock during the remainder of the term of the Facility. The Company has not established a new repurchase program.

2.	Incentive and Non-Qualified Stock Option Plan

        For information on the Company’s Incentive and Non-Qualified Stock Plans, see Note B - Incentive and non-qualified stock option plan.

3.	Reserved Shares

        The following table summarizes shares of common stock reserved for issuance at December 31, 2006:

Reserved for	Exercise Price	Number of shares Issuable
Warrants for consulting services (expiring July 9, 2008)	$2.34	6,000
Options available to be granted under the 1999 Stock Option Plan	N/A	770,937
Options outstanding under the 1990 and 1999 Stock Option Plans	(see Note B)	1,651,617

		2,428,554

        All warrants listed above are exercisable at December 31, 2006.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The number of shares covered by each outstanding warrant, and the exercise price or conversion price, must be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, stock split, or the payment of a stock dividend. The following table summarizes the warrant activity from January 1, 2004 to December 31, 2006:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2004	126,058	$12.03

Granted	-0-	$ -0-
Exercised	(110,571)	13.26
Canceled or forfeited	(8,500)	3.20

Balance, December 31, 2004	6,987	$ 3.21

Granted	-0-	$ -0-
Exercised	-0-	-0-
Canceled or forfeited	-0-	-0-

Balance, December 31, 2005	6,987	$ 3.21

Granted	-0-	$ -0-
Exercised	-0-	-0-
Canceled or forfeited	(987)	8.50

Balance, December 31, 2006	6,000	$ 2.34

        For financial reporting purposes, the tax benefit resulting from the exercise of non-qualified options and warrants allowable for income tax purposes in excess of expense recorded for financial reporting purposes is credited to additional paid-in capital.

NOTE K - COMMITMENTS AND CONTINGENCIES

1.	Operating Leases

        As of December 31, 2006, the Company had operating lease commitments related to offices, a warehouse and automobiles. Minimum future payments are as follows:

Years Ending December 31,	Operating Leases
2007	$2,024,162
2008	1,826,728
2009	1,476,456
2010	962,598
2011	791,965
Thereafter	926,888

$8,008,797

        See Note I for discussion of the lease on the 383 Route 46 West premises.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        Expenses associated with operating leases for the years ended December 31, 2006, 2005 and 2004 were $1,924,239, $1,761,576 and $913,131, respectively.

        On August 10, 2004, the Company acquired certain assets and assumed certain liabilities of Bioglan Pharmaceuticals Company and certain subsidiaries, including the Bioglan lease for facilities in Malvern, Pennsylvania, which had a term through December 31, 2006. This lease was assigned to the Company with the consent of the landlord. At the time of acquisition, the Company’s plan was to maintain the Malvern facilities until November 1, 2004.

        The Company’s plan was to sublease the Malvern facilities, and the Company expected that future sublease rentals would substantially offset lease costs under the existing Bioglan lease agreement, and no liability would be recognized. On July 15, 2005, after unsuccessful attempts to secure a subtenant, the Company entered into a lease termination agreement with the landlord. This agreement included payment of minimum annual rents and operating costs through the July 15, 2005 termination date, plus the sum of $507,479 as a lease termination payment. The termination payment was recorded as an acquisition cost to goodwill during 2005.

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

        In 2005 and 2006, the Company entered into DSAs with three wholesale customers. In exchange for a set fee, the wholesalers agreed to provide the Company with certain information regarding product stocking and out-movement, to maintain inventory quantities within specified maximum levels, to provide inventory handling, stocking and management services and certain other services. For more information, see Note A.5.

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

        The Company has limited approved manufacturers for its products. Any problems with such manufacturing operations or capacity could reduce sales of the Company’s products as could any licensing or other contract disputes with these suppliers. Under some manufacturing and supply agreements, the Company has minimum inventory purchase requirements. For the periods ending December 31, 2011, 2010, 2009, 2008 and 2007, these minimum purchase requirements are zero, $1,252,667, $2,772,000, $3,872,000 and $2,519,333, respectively.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

6.	Legal Proceedings

       Contract Disputes

        In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief for the Company. A March 19, 2007 trial date has been set with respect to this dispute. The Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert the Company’s counterclaims and demand for monetary damages. While the Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

        In addition, the Company and the licensor of one of the Company’s products currently disagree as to the interpretation of certain provisions in their license that relate to sales based milestones that may be payable by the Company. During the Fourth Quarter of 2006, the Company accrued $500,000 as a probable resolution of this contractual disagreement.

       Stockholder Lawsuits

        The Company, along with certain of its officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants’ response is due on April 2, 2007.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed its initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006.

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

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        The Company expects to incur additional substantial defense costs regardless of the outcome of these lawsuits. Likewise, such events have caused, and will likely continue to cause, a diversion of the Company’s management’s time and attention.

       SEC Inquiry

        In December 2004, the Company was advised by the staff of the SEC that it is conducting an informal inquiry relating to the Company to determine whether there have been violations of the federal securities laws. In connection with the inquiry, the SEC staff has requested that the Company provide it with certain information and documents, including with respect to revenue recognition and capitalization of certain payments. The Company is cooperating with this inquiry, however, the Company is unable at this point to predict the final scope or outcome of the inquiry, and it is possible the inquiry could result in civil, injunctive or criminal proceedings, the imposition of fines and penalties, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company’s stock price. Since the Company cannot predict the outcome of this matter and its impact on the Company, the Company has made no provision relating to this matter in its financial statements. In addition, the Company expects to continue to incur expenses associated with the SEC inquiry and its repercussions, regardless of the outcome of the SEC inquiry, and the inquiry may divert the efforts and attention of the Company’s management team from normal business operations. During the Second Quarter 2006, the Audit Committee completed its previously announced internal review related to the SEC’s informal inquiry. The Audit Committee conducted its review with the assistance of independent counsel. The Audit Committee’s conclusions were delivered to the full Board of Directors, the SEC and the Company’s independent accountants. Furthermore, during 2006, the Company remediated the material weaknesses described in our 2005 Form 10-K, our Form 10-Q/A for the quarter ended March 31, 2006, and our Forms 10-Q for the quarters ended June 30, 2006 and September 30, 2006, respectively.

       Settlement of Proxy Contest

        On October 26, 2006, the Company entered into the global Settlement Agreement with Costa Brava. The Settlement Agreement was executed prior to the close of the Company’s 2006 Annual Meeting of Stockholders. Costa Brava owns approximately 9.9% of the Company’s Common Stock.

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

        At a meeting of the Board of Directors held on November 7, 2006, Mr. Hamot and Mr. Linton elected Mr. Murphy as the third common stock director. The Company paid Costa Brava the $1.15 million and on November 2, 2006, Costa Brava dismissed with prejudice all currently pending litigation against the Company in Delaware. The Company also recorded an additional $950,000 of expense for advisory and legal fees relating to the settlement of this matter. During January 2007, the Board separated the positions of Chairman of the Board and Chief Executive Officer.

       General Litigation

        The Company and its operating subsidiaries are parties to other routine actions and proceedings incidental to the Company’s business. There can be no assurance that an adverse determination on any such action or proceeding would not have a material adverse effect on the Company’s business, financial condition or results of

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

operations. The Company discloses material amounts or ranges of reasonably possible losses in excess of recorded amounts.

        The Company accounts for legal fees as services are incurred.

7.	Defined Contribution 401(k) Plan

        The Company has a defined contribution 401(k) plan whereby the Company matches employee contributions. During 2006 and 2005, the Company matched up to 25% of the employee’s first 6% of contributions for employees with less than 2 years of service, up to 50% of the employees first 6% of contributions for employees with more than 2 years of service but less than 4 years of service and up to 75% of the employees first 6% of contributions for employees with more than 4 years of service. During 2004, the Company matched up to 25% of the employee’s first 6% of contributions. The Company’s contributions for the 401(k) employee match was approximately $498,000, $414,000 and $277,000 incurred for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	Authorized Generic Agreement

        On December 13, 2005, the Company entered into a Licensing and Distribution Agreement with Par . Under the Agreement, the Company has granted to Par and its affiliates an exclusive, royalty-bearing license to manufacture and distribute in the United States doxycycline monohydrate tablets and capsules (i.e., an authorized generic version of ADOXA®), in certain strengths and dosage forms, excluding 50mg and 100mg capsules.

        Under this Agreement, Par has agreed to act as the Company’s sole and exclusive distributor for the authorized generic product in the United States. Par may launch such combinations of the authorized generic product in strengths and dosage forms as the Company approves in advance. In addition, the Company may withhold its approval for Par to market or sell the authorized generic product in blister or unit-dose packaging. To date, the Company has only approved the launch of the authorized generic version of the 50mg, 75mg and 100mg strengths of ADOXA® tablets in bottles. Under the terms of the Agreement, Par must pay to the Company 50% of Par’s net profits under the Agreement. During 2006 and 2005, the Company earned $3,227,689 and $607,302, respectively, in royalty revenue under the Agreement.

        The Agreement commenced on December 13, 2005 and continues, unless otherwise earlier terminated, for a period of ten years from the date of Par’s first commercial sale of the authorized generic product and will be automatically renewed for successive one-year periods unless a party otherwise notifies the other in writing at least 90 days prior to the expiration of the initial, or any renewal, term. Either party has the right to terminate the Agreement if the other party commits a breach or default in the performance or observance of any of its material obligations under the Agreement and the breach or default continues for 60 days after the breaching party is notified in writing of the breach or default. Either party may also terminate the Agreement in certain other instances described in the Agreement.

9.	Collaboration and License Agreements

        For Collaboration and License Agreements entered into by the Company during 2006 with MediGene AG and BioSante, see NOTE D - INTANGIBLE ASSETS.

NOTE L - NET INCOME PER SHARE

        Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income plus applicable after-tax interest expense and related offsets from convertible notes by the weighted number of shares outstanding and dilutive common equivalent shares from stock options, warrants and convertible notes. A

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Basic Shares	16,410,000	16,000,000	15,670,000
Dilution:
Convertible Notes	—	1,620,000	1,850,000
Stock options and warrants	140,000	330,000	890,000

Diluted shares	16,550,000	17,950,000	18,410,000

Net income as reported	$ 9,668,023	$ 7,961,510	$ 7,954,314
After-tax interest expense and
other from Convertible Notes	—	897,461	1,024,340

Adjusted net income	$ 9,668,023	$ 8,858,971	$ 8,978,654

Net income per share
Basic	$ 0.59	$ 0.50	$ 0.51
Diluted	$ 0.58	$ 0.49	$ 0.49

        In addition to stock options and warrants included in the above computation for the year ended December 31, 2006, options to purchase 481,384 shares of common stock at prices ranging from $14.93 to $27.12 per share were outstanding and not included for the purpose of calculating per share amounts for the year ended December 31, 2006. Further, in addition to stock options and warrants included in the above computation for the year ended December 31, 2005, options to purchase 1,604,636 shares of common stock at prices ranging from $11.18 to $27.12 per share were outstanding and not included and in addition to stock options and warrants included in the above computation for the year ended December 31, 2004, options to purchase 222,000 shares of common stock at prices ranging from $23.18 to $27.12 per share were outstanding and not included. These options were excluded from the calculation of diluted income per share because the exercise price of the option was greater than the average market price of the common shares or because of the anti-dilutive impact on the calculation of certain options associated with unrecognized compensation and related tax benefits.

        In connection with the closing of the $110 million Facility on November 14, 2005, the Convertible Notes were extinguished and are no longer convertible into shares of common stock, and there are now 1,850,000 fewer shares of our common stock reserved for and outstanding on a fully diluted basis. In addition, since the Convertible Notes have been extinguished, the Company no longer has an adjustment for after-tax interest expense and other of approximately $1,024,000 per year in determining earnings per share on a fully diluted basis. For 2005, the prorated portion of the Convertible Notes prior to extinguishment is included in the net income per diluted share computation.

NOTE M - BUSINESS SEGMENT INFORMATION

        The Company’s three reportable segments are Doak Dermatologics (dermatology and podiatry), which includes the previously reported Bioglan Pharmaceuticals Corp. (dermatology), Kenwood Therapeutics (gastrointestinal, women’s health, respiratory, nutritional and other) and A.Aarons (generic), which began operations in the Second Quarter of 2006. Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology and women’s health; and A.Aarons’ products are the generic versions of some of Doak Dermatologics’ and Kenwood Therapeutics’ products.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to these financial statements. The reportable segments are distinct business units with no inter-segment sales. The following information about the three segments are for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005(a)	2004(a)
Net sales:
*Doak Dermatologics, Inc.	$ 114,519,998	$110,344,871	$ 72,886,351
Kenwood Therapeutics	30,286,642	23,037,323	23,807,636
A.Aarons	—	—	—

	$ 144,806,640	$133,382,194	$ 96,693,987

Depreciation and amortization:
*Doak Dermatologics, Inc.	$ 9,100,125	$ 8,918,932	$ 3,748,167
Kenwood Therapeutics	1,160,849	1,256,057	1,066,928
A.Aarons	—	—	—

	$ 10,260,974	$ 10,174,989	$ 4,815,095

Income (loss) before income tax expense (benefit):
*Doak Dermatologics, Inc.	$ 18,315,073	$ 12,644,932	$ 13,397,192
Kenwood Therapeutics	(1,338,589)	364,578	(335,878)
A.Aarons	(242,795)	—	—

	$ 16,733,689	$ 13,009,510	$ 13,061,314

Income tax expense (benefit):
*Doak Dermatologics, Inc.	$ 7,733,392	$ 4,907,000	$ 5,238,000
Kenwood Therapeutics	(565,208)	141,000	(131,000)
A.Aarons	(102,518)	—	—

	$ 7,065,666	$ 5,048,000	$ 5,107,000

Net income (loss):
*Doak Dermatologics, Inc.	$ 10,581,681	$ 7,737,932	$ 8,159,192
Kenwood Therapeutics	(773,381)	223,578	(204,878)
A.Aarons	(140,277)	—	—

	$ 9,668,023	$ 7,961,510	$ 7,954,314

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	Years Ended December 31,
	2006	2005(a)	2004(a)

Geographic information (revenues):
*Doak Dermatologics, Inc.
United States	$112,150,217	$107,496,910	$70,871,987
Other countries	2,369,781	2,847,961	2,014,364

	$114,519,998	$110,344,871	$72,886,351

Kenwood Therapeutics
United States	$ 29,703,577	$ 22,569,641	$23,533,501
Other countries	583,065	467,682	274,135

	$ 30,286,642	$ 23,037,323	$23,807,636

A.Aarons
United States	$ —	$ —	$ —
Other countries	—	—	—

	$ —	$ —	$ —

Net sales by category:
Dermatology and
Podiatry	$114,519,998	$110,344,871	$72,886,351
Gastrointestinal	25,901,276	17,036,064	17,675,446
Respiratory	2,339,557	4,088,897	4,336,983
Nutritional	1,757,532	1,668,165	1,477,229
Other	288,277	244,197	317,978

	$144,806,640	$133,382,194	$96,693,987

	December 31,
Total Assets:	2006	2005
Doak Dermatologics, Inc.	$185,290,808	$181,213,589
Kenwood Therapeutics	15,297,169	6,013,657
A.Aarons	571,108	—
**Unallocated assets	111,363,824	109,002,198

	$312,522,909	$296,229,444

*	Includes Bioglan Pharmaceuticals Corp.
**	Unallocated assets include cash and cash equivalents, short-term investments, accounts receivable, deferred tax assets, prepaid expenses and other, prepaid income taxes, deferred financing costs and restricted cash and investments.
(a)	Certain amounts have been consolidated to be consistent with current year presentation.

        The Company’s sales and cost of goods sold are product identifiable and recorded to each business segment by product. Additionally, certain operating expenses, such as those attributable to product marketing, are product specific and also charged directly to the product and corresponding segment. The Company allocates all other expenses that are not product identifiable to each of the segments based on a percentage of the net sales of each segment to the Company totals. Accordingly, the expense allocation percentages can differ between years depending on the segment’s proportionate share of net sales.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The table below lists the quarterly financial information for fiscal 2006 and 2005. All figures in thousands, except per share amounts, and certain amounts do not total to the annual amounts due to rounding.

	Quarter Ended 2006				Quarter Ended 2005
	March	June	Sept.	Dec.	March	June	Sept.	Dec.
Net sales	$ 34,753	$ 37,150	$ 35,204	$ 37,699	$ 33,202	$ 28,189	$ 41,045	$ 30,944
Cost of sales (1)	5,006	5,761	5,725	5,945	5,041	4,147	5,914	4,715

Gross profit	29,747	31,389	29,479	31,754	28,161	24,042	35,131	26,229

Selling, general and
administrative	19,893	19,038	18,680	21,168	20,621	19,975	19,407	19,634
Depreciation and
amortization	2,550	2,529	2,499	2,683	2,472	2,570	2,570	2,562
Research and development	5,263	508	340	4,317	257	125	815	319
Write-off of deferred
financing costs	—	—	—	—	—	—	—	3,989
Interest expense	2,114	2,084	2,133	2,517	1,649	1,717	1,977	2,147
Interest income	(427)	(633)	(701)	(919)	(377)	(533)	(478)	(760)
Losses (gains) on
short-term investments	—	—	—	—	2	1	(132)	25

	29,393	23,526	22,951	29,766	24,624	23,855	24,159	27,916
Income (loss) before income tax expense (benefit)	354	7,863	6,528	1,988	3,537	187	10,972	(1,687)
Income tax expense (benefit)	149	3,302	2,742	873	1,383	73	4,290	(698)

Net income (loss)	205	4,561	3,786	1,115	2,154	114	6,682	(989)

Basic net income (loss)
per common share	$ 0.01	$ 0.28	$ 0.23	$ 0.07	$ 0.13	$ 0.01	$ 0.42	$ (0.06)

Diluted net income
(loss) per common share	$ 0.01	$ 0.28	$ 0.23	$ 0.07	$ 0.13	$ 0.01	$ 0.38	$ (0.06)

Number of shares- basic	16,380	16,400	16,430	16,450	15,960	15,960	15,970	16,120

Number of shares- diluted	16,500	16,520	16,540	16,670	18,180	16,280	18,170	16,120

(1)	Amounts exclude amortization of intangible assets related to acquired products.

       Fourth Quarter 2005 Adjustments (unaudited)

        The Company recorded in the Fourth Quarter 2005 a write-off of deferred financing costs of $3,988,964 due to the repayment of the 4% Notes and the $125 million Old Facility during November 2005. The write-off of deferred financing costs decreased net income by $2,441,246 and decreased basic and diluted net income per share by $0.15.

Bradley Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

SCHEDULE II

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(IN THOUSANDS)

Classification		Balance Beginning of Year	Additions (Deductions)	Charged to Costs and Expenses	Balance End of Year
2004	Allowance for doubtful accounts(1)(3)	$ 290	($ 474)	$ 948	$ 764
	Allowance for chargebacks and discounts(1)(3)	$ 1,341	($ 5,200)	$ 4,682	$ 823
	Allowance for rebates(2)(3)	$ 4,089	($ 4,803)	$ 3,668	$ 2,954
	Allowance for returns(2)(3)	$ 926	($ 3,464)	$26,613	$24,075
2005	Allowance for doubtful accounts(1)	$ 764	($ 666)	$ 1,332	$ 1,430
	Allowance for chargebacks and discounts(1)	$ 823	($ 5,778)	$ 5,412	$ 457
	Allowance for rebates(2)	$ 2,954	($ 6,545)	$ 8,623	$ 5,032
	Allowance for returns(2)	$24,075	($17,976)	$18,835	$24,934
2006	Allowance for doubtful accounts(1)	$ 1,430	($ 429)	$ 1,000	$ 2,001
	Allowance for chargebacks and discounts(1)	$ 457	($ 6,405)	$ 6,475	$ 527
	Allowance for rebates(2)	$ 5,032	($10,990)	$ 9,044	$ 3,086
	Allowance for returns(2)	$24,934	($29,967)	$31,381	$26,348

(1)	Shown as a reduction of accounts receivable

(2)	Included in accrued expenses

(3)	Included in the Additions/(Deductions) are the acquired Bioglan liabilities at August 10, 2004 of the following:

(i)	Allowance for doubtful accounts of $74

(ii)	Allowance for chargebacks and discounts of $183

(iii)	Allowance for rebates of $33

(iv)	Allowance for returns of $2,181