Form 10-K/A
period 2006-12-31
BRADLEY PHARMACEUTICALS INC
filed 2007-04-30
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

        This Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of the Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). As a result of this Amendment, the Company is also filing as exhibits to this Form 10-K/A, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new Certifications of its principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Unless otherwise expressly stated, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 14, 2007 or reflect events occurring after the filing of the original Form 10-K.

i

TABLE OF CONTENTS

PART III		Page

ITEM 10	Directors, Executive Officers and Corporate Governance	1
ITEM 11	Executive Compensation	3
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	16
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	18
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15	Index to Exhibits	20

SIGNATURES

Exhibits
EX-31.1	Chief Executive Officer Section 302 Certification
EX-31.2	Chief Financial Officer Section 302 Certification
EX-32.1	Chief Executive Officer Section 906 Certification
EX-32.2	Chief Financial Officer Section 906 Certification

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position(s)
Daniel Glassman	64	President and Chief Executive Officer
Bradley Glassman	33	Senior Vice President, Sales and Marketing
Alan Goldstein	47	Vice President, Corporate Development
Ralph Landau, Ph.D	46	Vice President, Chief Scientific Officer
R. Brent Lenczycki	35	Vice President, Chief Financial Officer
Leonard S. Jacob, M.D., Ph.D	58	Director and Non-Executive Chairman of the Board
Andre Fedida, M.D.(1)(2)(3)	52	Director
Michael Fedida, R.Ph.(1)(3)	60	Director and Chairman of the Compensation Committee
Seth W. Hamot(2)(3)	45	Director
Steven Kriegsman(2)	65	Director
Douglas E. Linton(3)	59	Director and Chairman of the Nominating and Corporate Governance Committee
William J. Murphy(1)(2)	63	Director and Chairman of the Audit Committee

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Nominating and Corporate Governance Committee

        Our executive officers are as follows:

        Daniel Glassman is our founder and has served as our Chief Executive Officer since the Company’s inception in January 1985, our President since February 1991, and as Chairman of the Board from January 1985 until January 2007. Mr. Glassman is a registered pharmacist. Mr. Glassman has had an over 35-year career in the pharmaceutical industry, including executive managerial positions with companies and major specialty advertising agencies serving the largest pharmaceutical companies. In 1995, Mr. Glassman was awarded the Ernst &Young LLP Entrepreneur of the Year in New Jersey, and in 2005, Mr. Glassman was awarded the degree of Doctor of Humane Letters by the New York College of Podiatric Medicine in recognition of his contributions to medical education. Mr. Glassman received his B.S. in Pharmacy from Columbia University and received his M.B.A. from New York University.

        Bradley Glassman has served as our Senior Vice President, Sales and Marketing since January 2004. From July 2001 to December 2003, Mr. Glassman served as our Vice President, Sales and Marketing. From April 2000 through June 2001, Mr. Glassman served as our Vice President, Marketing. In addition, from January 1998 to March 2000, Mr. Glassman served as our Director of Corporate Development, and from May 1996 to December 1997, he served as a Corporate Development Analyst. Mr. Glassman received his B.A. and M.B.A. from Tulane University. Mr. Glassman is the son of Daniel Glassman.

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

        Ralph Landau, Ph.D., has served as our Vice President and Chief Scientific Officer since January 2003. Dr. Landau joined us in October 2002 as Vice President, Manufacturing. From 2001 to 2002, Dr. Landau served as Director, Program Management/Business Development for Elan Pharmaceutical Technologies. From 1997 to 2001,

Dr. Landau held the positions of Associate Director, with responsibilities in Drug Supply Management, Project Management and Process Technologies for Novartis Pharmaceuticals. Additionally, Dr. Landau has published articles in 28 peer-reviewed publications. Dr. Landau received his B.S. from the New Jersey Institute of Technology and his Ph.D. from the University of Delaware, and serves on the advisory committees for Rutgers University and the New Jersey Institute of Technology.

        R. Brent Lenczycki, CPA, has served as our Vice President and Chief Financial Officer since January 2001. Since joining Bradley Pharmaceuticals in 1998, Mr. Lenczycki has held the positions of Manager of Finance and Purchasing, Director of Finance and since April 2000, Vice President, Finance. From 1995 to 1998, Mr. Lenczycki held positions in public accounting at Arthur Andersen LLP, and prior to 1995, as an internal auditor for Harrah’s Hotel and Casino. Mr. Lenczycki received his B.S. from St. Joseph’s University and his M.B.A. from Tulane University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us for 2006 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended, and written representations from current reporting persons that all required reports had been filed, we believe that all current reporting persons filed the required reports on a timely basis, except for (1) Dr. Jacob’s grant from us of 15,000 options on February 10, 2006 was reported on February 22, 2006; (2) Mr. Murphy’s grant from us of 15,000 options on February 10, 2006 was reported on February 17, 2006; and (3) Mr. D. Glassman’s exercise of 25,000 options on February 21, 2006 was reported on March 2, 2006.

Codes of Ethics and Corporate Governance Guidelines

        Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees in addition to a Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Our Board of Directors has also adopted Corporate Governance Guidelines that address numerous director issues. The Code of Business Conduct and Ethics, Supplemental Code and Corporate Governance Guidelines may be found on our website at www.bradpharm.com.

Shareholders Nominations

        No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors from those set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Audit Committee

        We have a standing Audit Committee of the Board of Directors. The Audit Committee is comprised of directors that are independent of the management of the Company and independent of any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of their independent judgment as members of the Audit Committee. Each member of this Committee is independent within the meaning of SEC regulations, the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Audit Committee’s responsibilities include overseeing the adequacy and effectiveness of systems and controls in place to reasonably assure the fair presentation of our financial statements; appointing, dismissing and overseeing the qualifications and performance of and determining the compensation paid to the external auditors; reviewing and approving the scope of audits and related fees; interfacing directly with the external auditors and otherwise; monitoring compliance with legal and regulatory requirements; and reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls. The current charter of the Audit Committee, which is available on our website at www.bradpharm.com, provides a detailed description of its responsibilities. During 2006, the Audit Committee held 15 meetings. The current members of the Audit Committee are Mr. Murphy (Chairman), Dr. Fedida, Mr. Kriegsman and Mr. Hamot. The Board of Directors has determined that Mr. Hamot, Mr. Murphy and Mr. Kriegsman are each qualified as an audit committee financial expert within the meaning of SEC regulations. The Board of Directors has also determined that each member of the Committee is an independent director under applicable standards.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

        The Compensation Committee (for purposes of this analysis, the “Committee”) of our Board of Directors is responsible for establishing, implementing and monitoring our adherence to our compensation objectives for our executive officers, including Mr. Daniel Glassman, our president and chief executive officer. The Committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive. The Committee also administers our 1999 Incentive & Non-Qualified Stock Option Plan (the “Stock Option Plan”).

        Throughout this annual report, the individuals who served as our chief executive officer (“CEO”) and chief financial officer during 2006, as well as the other individuals included in the Summary Compensation Table on page 7, are referred to as the “named executive officers.”

Compensation Objectives

        The Committee’s primary objectives are to:

•	tie our executive officers’ total compensation to the achievement of measurable individual and company-wide performance goals;
•	align our executive officers’ incentives with the creation of stockholder value; and
•	attract and retain the most talented and dedicated executives possible.

        The Committee believes that the most effective executive compensation program is one that (i) links a substantial portion of an executive officer’s total compensation to the achievement of specific individual and company-wide annual, long-term and strategic goals and (ii) provides such compensation in a mix of both cash and equity-based compensation such that our executive officers continue to have the creation of short- and long-term stockholder value as a primary objective. Prior to 2007, neither the Committee nor management retained any compensation consultants for advice with respect to executive compensation. The Company currently does not have a formal executive evaluation and compensation program with specified performance objectives, targets or ranges. The Committee is in the process of implementing a formal executive evaluation and compensation program for 2007 and later years. As further described below under “Setting Executive Compensation,” for 2007, the Committee expects to evaluate individual performance in light of pre-set performance objectives and to determine the proper mix of total compensation with the goal of setting executive total compensation at levels the Committee believes is appropriately competitive relative to the total compensation paid to similarly situated executives of our peer companies.

Role of Executive Officers in Compensation Decisions

        Our CEO is required to provide to the Committee annual reviews of the performance of each named executive officer other than the CEO, whose performance is reviewed by the Committee. In the ordinary course, the CEO will evaluate the executive officers who report directly to him and, with respect to other senior employees, will review their evaluations by their respective supervising officers. The Committee considers these evaluations and the recommendations of our CEO in determining the base salaries, adjustments to base salaries, cash incentive awards and equity-based awards for our named executive officers, other than the CEO. The Committee may exercise its discretion in modifying any recommended adjustments or awards to executives. However, for 2006 (and prior years), one named executive officer’s compensation was not set or reviewed by the Committee, and prior to 2006, executive officers’ compensation was approved by the Committee solely on the basis of Mr. Glassman’s recommendations. Until April 26, 2007, Mr. Goldberg, a long-time employee of the Company, provided such services to the Company as may be directed by the CEO and was paid on a per diem basis and received other benefits as determined by the CEO. Mr. Goldberg advised the Company in the areas of marketing and creative services, new product launches and trade relations. In 2006, Mr. Goldberg’s primary responsibilities were to provide advice and assistance with respect to the proxy contest associated with our 2006 Annual Meeting of

Stockholders, to assist the marketing and creative services departments with promotional material for our products and new product launches, and, at the CEO’s request, to train and oversee the executive officers and other employees in our marketing and creative services and Trade Relations/Managed Care operations.

Setting Executive Compensation

        During 2006, the Committee did not begin its review of compensation for our executives until the fourth quarter after the Audit Committee of the Board of Directors had completed its internal investigation that was prompted by the SEC informal inquiry, the proxy contest associated with our 2006 Annual Meeting of Stockholders was completed and we had filed all Annual and Quarterly Reports on Forms 10-K and 10-Q necessary for us to once again be considered a “current filer”. For 2006, the Committee reviewed individual performance evaluations of our executive officers and compensation recommendations submitted to it by our CEO. In setting 2006 compensation, the Committee also reviewed a comparison prepared by management of the 2005 compensation of our executives to the 2005 compensation paid by certain reporting public companies comprising our “peer group” of companies. The peer group companies consisted of Bentley Pharmaceuticals, Inc., CollaGenex Pharmaceuticals, Inc., Connetics Corporation, Endo Pharmaceuticals Holdings, Inc., Kos Pharmaceuticals, Inc. Nabi Biopharmaceuticals, Salix Pharmaceuticals, Ltd. and others. Certain members of the peer group were considered to be very similar to us in terms of market capitalization, number of employees, and overall prospects for short- and long-term growth. The compensation paid by these peer group companies to their executive officers was given greater weight in setting base salaries for our named executive officers.

        The Committee also took into consideration the overall performance of the Company for 2006 in which the Company’s net sales increased 9%, its net income increased 21% and the closing price of its common stock increased from $9.50 at December 31, 2005 to $20.58 at December 31, 2006.

        On the basis of the Company’s performance, peer group comparisons and the salary recommendations of our CEO, the Committee, in November 2006, approved increases in base salaries that ranged from 11.5% to 17% for our named executive officers and a $60,700, or 9.4%, increase in the CEO’s base salary. These increases were retroactive to April 1, 2006 to coincide with the employment agreements of certain of our named executive officers that provide for salary adjustments as of April 1 of each year. The Committee believes these increases brought our total executive compensation values for 2006 into a closer relationship with market comparisons. In the process of preparing this Compensation Discussion and Analysis, we discovered that the compensation determinations of the Committee were inadvertently not approved and ratified by the full Board of Directors. By Unanimous Written Consent dated April 30, 2007, the Board of Directors unanimously (with Mr. Daniel Glassman abstaining as to his own compensation) approved the increases to Mr. Lenczycki, Mr. B. Glassman, Mr. Goldstein and Dr. Landau and determined to review the increase to Mr. Daniel Glassman, the CEO, as soon as reasonably possible after the date of the Consent.

        For 2007 and beyond, the Committee intends to structure our annual and long-term incentive-based cash and non-cash executive compensation to motivate our executives to achieve specified business goals. In furtherance of achieving these objectives, the Committee has engaged Towers Perrin, an independent global professional services consulting firm, to conduct, for fiscal 2007, an annual review of our total compensation program for our CEO as well as for our named executive officers. Towers Perrin will provide the Committee with relevant market data and alternatives to consider when making 2007 compensation decisions for our CEO and acting on the CEO’s the recommendations for the other named executive officers. Our Committee has determined that Towers Perrin is independent of us, our CEO and each of our named executive officers.

        For 2007, the Committee does not currently have a policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. The Committee currently is reviewing many factors, including information provided by management and Towers Perrin, to determine the appropriate level and mix of incentive compensation. Any changes to 2007 base salaries for the named executive officers are expected to be retroactive to April 1, 2007.

2006 Executive Compensation Components

        The principal components of potential compensation for our named executive officers are:

•	base salary;
•	stock options;
•	bonuses, including bonuses under the Company’s EVA Bonus Plan; and
•	other personal benefits.

Base Salary

        A significant component of our named executive officers’ compensation is base salary, which provides our named executive officers with a degree of financial certainty and stability. In setting base salaries for our named executive officers, the Committee takes into account a variety of factors, including:

•	level of responsibility;
•	individual performance;
•	internal review of the named executive officer’s compensation, individually and relative to other officers and relative to similarly situated executives at the peer group companies;
•	general levels of market and peer group salary increases; and
•	our overall financial results.

Stock Options

        The Committee believes that stock option awards provide a valuable tool for aligning the interests of management with our stockholders and focusing management’s attention on our long-term growth although we do not require our employees to maintain any minimum ownership interest in our stock. In addition, the Committee believes that stock option awards are essential to attract and retain the talented professionals and managers needed for our continued success. Our existing Stock Option Plan provides only for stock options. As part of the Committee’s overall review of our compensation program, it is also considering whether to propose that the Board of Directors and stockholders approve a new plan that will allow flexibility to offer additional types of equity-based compensation, including, for example, restricted stock.

        The Committee determines the amounts of long-term incentive awards after considering cost and dilution impact, market trends relating to long-term incentive compensation, the individual’s position with us, the level of grants awarded by our peers, remaining availability under our Stock Option Plan and other relevant factors. We believe the term and vesting schedule of our stock options provide additional incentive to management to focus on long-term growth and market performance of our stock. The exercise price of stock options is equal to the closing price of our common stock on the date of grant.

        Our named executive officers generally receive stock options upon hire, upon promotions and generally thereafter as part of the Compensation Committee’s determination of the executive officers’ annual total compensation on an annual basis. No stock options were granted to our named executive officers in 2006.

Cash Bonuses

        In 1998, we initiated the Stern Stewart EVA® Financial Management System. EVA®, Economic Value Added, is defined as essentially net income less a charge for the capital that is employed in the business. Based upon the change in EVA® from the current year to the previous year, a portion of the change in profitability is distributed to all our employees based upon a specified percentage of each participating employee’s base salary multiplied by a percentage set by the Committee. For 2005 and 2006, the bonuses distributed to the named executive officers were based upon qualitative work performed in 2005 and 2006 and not strictly in accordance with the EVA formula. The EVA formula does not provide adjustments for investment decisions that are made by management that adversely affect current year earnings but are in the best interest of the Company for future earnings potential. Relevant examples of such charges are payments for rights to market certain prescription drugs in the future, such as the non-capitalized payments made by the Company in 2006 for marketing rights for

Elestrin™ and Veregen™. As a result, for 2006, the Committee concluded that cash bonuses equal to 30% of targeted EVA bonuses should be awarded even though the EVA plan target was not met. As part of the Committee’s overall review of our compensation program, the continuing value of the EVA Bonus Plan as an incentive program is being reviewed.

Perquisites and Other Personal Benefits

        We provide our named executive officers with perquisites and other personal benefits that the Committee and we believe are reasonable and consistent with our overall compensation program and better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to our named executive officers. As part of the Committee’s overall review of our compensation program, the Committee will also be reviewing the perquisites and other personal benefits that we currently provide to our named executive officers.

        The named executive officers are provided with an annual car usage or car allowance, and participation in the plans and programs described below under the heading “Other Benefits.” Attributed costs of the personal benefits described above for the named executive officers for 2006 are included under “All Other Compensation” in the “Summary Compensation Table” on page 7.

Other Benefits

        We provide the following benefits to our named executive officers generally on the same basis as the benefits provided to all employees:

•	Health, dental and vision insurance;
•	Life insurance;
•	Short- and long-term disability;
•	Select long-term disability; and
•	401(k) plan.

        These benefits are consistent with those offered by our peer companies. Attributed costs of these benefits described above for the named executive officers for 2006 are included under “All Other Compensation” in the “Summary Compensation Table” on page 7.

Change of Control Provisions

        In December 2005, the Company entered into employment agreements with Messrs. D. Glassman, B. Glassman, Lenczycki and Goldstein and a change of control agreement with Dr. Landau that provide for payments upon a change of control. See “Potential Payments Upon Termination or Change of Control” below. The change of control provisions in these agreements are designed to offer protection to these employees to recognize their many years of commitment to the Company and its continuing growth.

Tax and Accounting Considerations

Policy on Deductibility of Executive Compensation

        Section 162(m) of the Internal Revenue Code provides a $1,000,000 deduction limit on compensation paid to the reporting executives of publicly held corporations, unless the compensation qualifies as “performance-based” compensation based on certain performance, disclosure, stockholder approval and other requirements being met. The options granted under the Stock Option Plan generally comply with these performance-based compensation requirements. We have not historically designed our cash bonus programs to comply with the performance-based compensation requirements.

        The Committee expects to review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions of Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions of Section 162(m) when we believe that such payments are appropriate and in the best interests of our stockholders.

Change of Control Tax Gross-Ups

        Sections 280G and 4999 of the Internal Revenue Code impose certain adverse tax consequences on compensation treated as excess parachute payments. An executive is treated as having received excess parachute payments if he receives compensatory payments or benefits that are contingent on a change in control, and the aggregate amount of such payments and benefits equal or exceeds three times the executive’s base amount. The portion of the payments and benefits in excess of one times base amount are treated as excess parachute payments and are subject to a 20% excise tax, in addition to any applicable federal income and employment taxes. Also, our compensation deduction in respect of the executive’s excess parachute payments is disallowed. If we were to be subject to a change of control, certain amounts received by our executives (for example, amounts attributable to the accelerated vesting of stock options) could be excess parachute payments under Sections 280G and 4999 of the Internal Revenue Code. As discussed below under “Potential Payments Upon Termination or Change-in-Control,” we provide specified executive officers with tax gross up payments in event of a change of control.

Accounting for Share-Based Compensation

        Beginning on January 1, 2006, we began accounting for our share-based payments in accordance with the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004).

Summary Compensation Table

        The following table shows all of our compensation paid, during the year ended December 31, 2006 to Daniel Glassman, President and Chief Executive Officer, R. Brent Lenczycki, our Chief Financial Officer, and the Company’s four other highest compensated executive officers in 2006 (collectively, the “named executive officers”), including their current principal positions. There were no long-term incentive plan payouts or other compensation paid during 2006 to the executive officers named in the following table, except as set forth below:

Name and Principal Position	Salary ($)	Bonus ($) (1)	All Other Compensation ($)		Total ($)
Daniel Glassman,	$ 691,996	$ 140,941	$ 80,224	(2)	$ 913,171
President and Chief
Executive Officer

R. Brent Lenczycki,	278,114	65,514	69,896		413,524
Chief Financial Officer

Bradley Glassman,	270,417	33,900	45,766		350,083
Senior Vice President, Sales
and Marketing

Alan Goldstein, Vice	253,541	50,838	37,136		341,515
President, Corporate Development

Ralph Landau, Vice	237,500	24,192	30,539		292,231
President, Chief
Scientific Officer

Gene Goldberg	268,132	77,328	16,010		361,470

(1)	All or a portion of these bonuses were paid in 2007.
(2)	Includes the $25,000 non-accountable expense allowance provided in Mr. D. Glassman’s employment agreement.

        See “Employment Agreements and Arrangements with Executive Officers” for a description of the compensation payable to the named executive officers. In addition, “All Other Compensation” in the table above (other than Mr. D. Glassman’s non-accountable expense allowance) that in the aggregate equaled or exceeded $10,000 for any named executive officer consisted of the following:

	Holiday Bonus (1)	Automobile- Related Expenses (2)	Premiums For Benefit Plans (3)	401(K) Company Match (4)
Daniel Glassman	$ 25,962	$ 1,260	$ 18,112	$ 9,900
R. Brent Lenczycki	5,048	35,664	19,284	9,900
Bradley Glassman	7,500	22,708	15,558	—
Alan Goldstein	500	20,145	16,491	—
Ralph Landau	500	5,750	16,369	7,920
Gene Goldberg	1,400	4,710	—	9,900

(1)	Paid to all employees based on years of employment.
(2)	Consists of expenses related to personal mileage, automobile allowance, automobile leases, fuel, and/or insurance.
(3)	Paid on a non-discriminatory basis to all employees at 80% of the premiums for medical, dental, vision and life insurance, and 100% of the premium for disability insurance.
(4)	Paid on a non-discriminatory basis to all participants in the Company’s 401(K) plan that meet eligibility requirements. Mr. B. Glassman and Mr. Goldstein did not participate in the Company’s 401(K) plan in 2006.

Employment Agreements and Arrangements with Executive Officers

        Daniel Glassman. Daniel Glassman’s employment agreement was entered into on December 6, 2005. Mr. Glassman’s employment agreement has a three year term and is automatically renewed for additional one year periods, unless terminated by either party, at least 90 days prior to the end of the term. Mr. Glassman received an annual base salary of approximately $692,000 for 2006, which is subject to increase according to the policies and practices we may adopt from time to time and at the discretion of our board of directors, and an annual non-accountable expense allowance of $25,000. In addition to providing for an annual base salary, Mr. Glassman is eligible to participate in our bonus and benefit plans. The employment agreement also provided for a grant of options to purchase shares of our common stock or other similar securities on terms and conditions established by the Board of Directors and Compensation Committee.

        Brent Lenczycki. Brent Lenczycki’s agreement was entered into on December 6, 2005. Mr. Lenczycki’s employment agreement has a three year term and is automatically renewed for additional one year periods, unless terminated by either party, at least 90 days prior to the end of the term. Mr. Lenczycki received an annual base salary of approximately $278,000 for 2006, which is subject to increase according to the policies and practices we may adopt from time to time and at the discretion of our board of directors. In addition to providing for an annual base salary, Mr. Lenczycki is eligible to participate in our bonus and benefit plans. The employment agreement also provided for a grant of options to purchase shares of our common stock or other similar securities on terms and conditions established by the Board of Directors and Compensation Committee.

        Bradley Glassman. Bradley Glassman’s agreement was entered into on December 6, 2005. Mr. Glassman’s employment agreement has a three year term and is automatically renewed for additional one year periods, unless terminated by either party, at least 90 days prior to the end of the term. Mr. Glassman received an annual base salary of approximately $270,500 for 2006, which is subject to increase according to the policies and practices we may adopt from time to time and at the discretion of our board of directors. In addition to providing for an annual base salary, Mr. Glassman is eligible to participate in our bonus and benefit plans. The employment agreement also provided for a grant of options to purchase shares of our common stock or other similar securities on terms and conditions established by the Board of Directors and Compensation Committee.

        Alan Goldstein. Alan Goldstein’s agreement was entered into on December 6, 2005. Mr. Goldstein’s employment agreement has a three year term and is automatically renewed for additional one year periods, unless terminated by either party, at least 90 days prior to the end of the term. Mr. Goldstein received an annual base salary of approximately $254,000 for 2006, which is subject to increase according to the policies and practices we may adopt from time to time and at the discretion of our board of directors. In addition to providing for an annual base salary, Mr. Goldstein is eligible to participate in our bonus and benefit plans. The employment agreement also provided for a grant of options to purchase shares of our common stock or other similar securities on terms and conditions established by the Board of Directors and Compensation Committee.

        Ralph Landau. Dr. Landau does not have an employment agreement with the Company. In 2006, he received a base salary of approximately $238,000, which is subject to increase according to the policies and practices we may adopt from time to time and at the discretion of our board of directors. In addition to an annual base salary, Dr. Landau is eligible to participate in our bonus and benefit plans and to receive stock options at the discretion of our board of directors.

        Gene Goldberg. Since November 2003, Mr. Gene Goldberg, at that time Senior Vice President, Marketing and Corporate Planning, has been employed by the Company on a per diem basis, and provides such services to the Company as may be directed by the CEO. Mr. Goldberg has advised the Company in the areas of marketing and creative services, new product launches and trade relations. Under the arrangements in effect until April 26, 2007, he was paid at a rate of $1,200 per day, with a minimum of $3,000 per month, received bonuses under the EVA plan and a discretionary bonus, was a participant in the Stock Option Plan, had an automobile allowance, the use of a Company-owned car and was reimbursed for his travel and other expenses. Mr. Goldberg did not participate in any of the Company’s health and benefit plans. Effective April 26, 2007, Mr. Goldberg is no longer with the Company.

Grant of Plan-Based Awards in 2006

        There have been no grants of plan-based awards during the year ended December 31, 2006.

Outstanding Equity Awards at December 31, 2006

        The following table shows all of our outstanding equity awards during the year ended December 31, 2006 for our named executive officers. To date, the Company has granted only stock options.

Name	Number of Securities Underlying Options (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Daniel Glassman,	315,000	(2)	—	$13.126	3/22/07
President and Chief	66,666		133,334	14.75	11/21/10
Executive Office

R. Brent Lenczycki,	6,000		—	2.1875	3/12/08
Chief Financial Officer	60,000		—	7.05	7/08/11
	15,000		—	2.00	3/29/11
	26,666		53,334	13.41	11/21/15

Bradley Glassman,	60,000	(3)	—	7.05	7/08/11
Senior Vice President, Marketing and	33,333		66,667	13.41	11/21/15
Corporate Planning

Alan Goldstein,	10,000		20,000	13.41	11/21/15
Vice President, Corporate Development

Ralph Landau,	15,000		—	9.97	10/20/12
Vice President, Chief Scientific Officer	10,000		20,000	13.41	11/21/15

Gene Goldberg	18,000		—	9.32	7/25/12
	23,333		46,667	13.41	11/21/15

(1)	Options vest at a rate of 1/3 of the entire grant on the first, second and third anniversaries of the original grant date of November 21, 2005; remaining unvested options vest on November 21, 2007 and November 21, 2008.
(2)	Mr. D. Glassman exercised these options after December 31, 2006.
(3)	Mr. B. Glassman exercised 30,000 of these options after December 31, 2006.

Option Exercises and Stock Vested in 2006

        The following table shows all of our options exercised during the year ended December 31, 2006 for our named executive officers.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise($)
Daniel Glassman,	25,000	$243,360
President and Chief
Executive Officer

R. Brent Lenczycki,	—	—
Chief Financial Officer

Bradley Glassman,	—	—
Senior Vice President,
Sales and Marketing

Alan Goldstein,	—	—
Vice President, Corporate Development

Ralph Landau, Vice	—	—
President, Chief Scientific Officer

Gene Goldberg	—	—

Nonqualified Deferred Compensation in 2006

        There was no nonqualified deferred compensation in 2006.

Pension Benefits

        The Company does not have a defined-benefit pension or similar program. It maintains a Defined Contribution 401(k) program.

Potential Payments Upon Termination or Change of Control

        On December 6, 2005, upon the approval of our Board of Directors and the Compensation Committee of our Board of Directors, we entered into employment agreements with each of Daniel Glassman, our President and Chief Executive Officer, R. Brent Lenczycki, our Vice President and Chief Financial Officer, Bradley Glassman, our Senior Vice President, Sales and Marketing, and Alan Goldstein, our Vice President, Corporate Development. We also entered into a Change of Control Agreement with Ralph Landau, Ph.D., our Vice President, Chief Scientific Officer, on December 6, 2005. Mr. Goldberg has no termination benefits or employment or change of control agreement or arrangement.

        Under the employment agreements, upon termination of employment without “cause” or for “good reason” (as such terms are defined in the employment agreements), each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will be entitled to: (i) a lump sum cash payment equal to the sum of (a) any accrued but unpaid salary as of the date of such termination, (b) any accrued but unpaid annual cash bonus payable under our EVA Bonus Plan (as described under “Compensation Discussion and Analysis” above) for any annual period ended prior to the date of such termination, and (c) all expenses incurred for which documentation has been or will be provided in accordance with our policies but not yet reimbursed; (ii) a lump sum cash payment equal to the amount payable under our EVA Bonus Plan for the annual period in which such termination occurs, prorated through the date of such termination; (iii) continuation of all perquisites and other Bradley-related benefits to which he was entitled as of the date of his termination through the end of the second calendar year following the year in which his employment terminates; (iv) immediate vesting of all of his stock options or any other equity awards based on our securities; (v) continued participation in, and continuation by us of the payment of the relevant premiums applicable to, the life insurance and health, welfare and medical insurance plans through the end of the second calendar year following the year in which his employment terminates; and (vi) continued participation by him and his dependents in all other Bradley-sponsored health, welfare and benefit plans through the end of the second calendar year following the year in which his employment terminates. In addition to the foregoing payments and benefits continuation, upon termination without “cause” or for “good reason”, each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein will be entitled to a lump sum cash payment equal to two times the sum of his then current annual salary and the average amount paid to him under our EVA Bonus Plan with respect to the most recent three calendar years.

        If a “change of control” (as defined below) of the Company occurs during the term of his employment agreement, and if, during such term and within twelve months after the date on which the “change of control” occurs, his employment is terminated by us without “cause” or by him for any reason, then each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein, as applicable, will be entitled to the payments and benefits described in the preceding paragraph for a termination without “cause” or for “good reason”.

        In the event that any payment under his employment agreement is subject to the excise tax for golden parachute payments, we will provide Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein, as applicable, with a gross-up payment as may be necessary to put him in the same after-tax position as if the payments had not been subject to the excise tax.

        Each of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, and Mr. Goldstein has agreed that he will not compete with us for a period of twelve months immediately following the term of his employment agreement; provided, however, that such restriction will not apply if his employment is terminated without “cause” or he terminates his employment for “good reason”, regardless of whether a “change of control” has occurred.

        Under Mr. Landau’s Change of Control Agreement, if a “change of control” occurs, and if within twelve months after the date on which the “change of control” occurs, his employment is terminated by either Mr. Landau or us for any reason, except if termination is by us for “cause” (as defined in the agreement), then Mr. Landau will be entitled to the same payments and benefits described in the paragraph above regarding the termination of Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, or Mr. Goldstein for a termination without “cause” or for “good reason”. Mr. Landau will be entitled to a gross-up payment, if necessary, as described in the paragraph above regarding gross-up payments to Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman, or Mr. Goldstein. Mr. Landau has also agreed not to compete with us for a period of twelve months immediately following his termination of employment; provided, however, that such restriction will not apply if Mr. Landau’s employment is (x) terminated without “cause” or (y) Mr. Landau terminates his employment for “good reason”, in each case within twelve months following the date on which a “change of control” occurs.

“Change of Control” is defined in each of the Employment Agreements and the Change of Control Agreement as:

(a)	The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (a “Person”) of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns (within the meaning of Rule 13d-3 promulgated under the Exchange Act) 50% or more of either (x) the then-outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (y) subject to Section d, the combined voting power of the then-outstanding securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control Event: (A) any acquisition directly from the Company (excluding an acquisition pursuant to the exercise, conversion or exchange of any security exercisable for, convertible into or exchangeable for common stock or voting securities of the Company, unless the Person exercising, converting or exchanging such security acquired such security directly from the Company or an underwriter or agent of the Company), (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (C) any acquisition by any corporation pursuant to a Business Combination (as defined below) which complies with clauses (x) and (y) of subsection (c) of this definition; or

(b)	Subject to Section (d), such time as the Continuing Directors do not constitute a majority of the Board of Directors of the Company, where the term “Continuing Director” means at any date a member of the Board (x) who was a member of the Board on the date hereof or (y) who was nominated or elected subsequent to such date by at least a majority of the directors who were Continuing Directors at the time of such nomination or election or whose election to the Board was recommended or endorsed by at least a majority of the directors who were Continuing Directors at the time of such nomination or election; provided, however, that there shall be excluded from this clause (y) any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the Board; or

(c)	The consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company or a sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), unless, immediately following such Business Combination, each of the following two conditions is satisfied: (x) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors, respectively, of the resulting or acquiring corporation in such Business Combination (which shall include, without limitation, a corporation which as a result of such transaction owns the Company or substantially all of the Company’s assets either directly or through one or more subsidiaries) (such resulting or acquiring corporation is referred to herein as the “Acquiring Corporation”) in substantially the same proportions as their ownership of the Outstanding Company Common Stock and Outstanding Company Voting Securities, respectively, immediately prior to such Business Combination and (y) no Person (excluding the Acquiring Corporation or any employee benefit plan (or related trust) maintained or sponsored by the Company or by the Acquiring Corporation) beneficially owns, directly or indirectly, 50% or more of the then-outstanding shares of common stock of the Acquiring Corporation, or of the combined voting power of the then-outstanding securities of such corporation entitled to vote generally in the election of directors (except to the extent that such ownership existed prior to the Business Combination).

(d)	During the period in which Daniel Glassman and his affiliates own or control a majority of the Company’s Class B Common Stock entitled to elect the majority of the Company’s Board of Directors, a “Change of Control” shall not be deemed to have occurred if Mr. Glassman and his affiliates caused, either by their action or inaction, the circumstances contemplated in either Sections (a) or (b) to occur.

        The following table sets forth the potential payments on the terms described above to Mr. D. Glassman, Mr. Lenczycki, Mr. B. Glassman and Mr. Goldstein upon termination without cause, for good reason or upon a Change of Control and to Dr. Landau upon a Change of Control, as if such termination event had occurred as of December 31, 2006:

Name	Cash Severance	Vesting of Options (1)	Health and Welfare Payments (2)	Continuation of Perquisites (3)	Tax Gross- Up Payments (4)	Total
Daniel Glassman,	$1,974,331	$777,337	$36,000	$82,148	$1,026,608	$3,896,424
President and Chief
Executive Office

R. Brent Lenczycki,	700,946	382,405	38,000	81,992	485,691	1,689,034
Chief Financial Officer

Bradley Glassman,	696,230	478,002	32,000	59,532	503,326	1,769,090
Senior Vice President,
Marketing and Corporate
Planning

Alan Goldstein,	622,010	143,400	32,000	42,272	327,068	1,166,750
Vice President,
Corporate Development

Ralph Landau,	587,698	143,400	32,000	13,238	299,174	1,075,510
Vice President, Chief
Scientific Officer

(1)	Represents the aggregate value of the acceleration of vesting of the executive’s unvested stock options based on the spread between the closing price of our common stock of $20.58 on December 31, 2006 and the exercise price of the stock options.
(2)	Represents continued group health benefits (medical, dental and vision etc.) for the executive and his dependents (to the extent provided at the termination date) for a period of two years.
(3)	Represents the value of continued perquisites other than those attributable to “Health and Welfare Benefits” as set forth under “All Other Compensation” in the Summary Compensation Table above, for a period of two years.
(4)	Represents an estimate of the payment of an amount sufficient to offset the impact of any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law. An executive is treated as having received excess parachute payments if he receives compensatory payments or benefits that are contingent on a change in control, and the aggregate amount of such payments and benefits equal or exceeds three times the executive’s base amount. This estimate does not include any additional amounts that could become due under the employment agreements as a result of the imposition of any penalties or interest associated with the excise tax.

Director Compensation

        The following table sets forth information with respect to all compensation earned by our directors during fiscal year 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Andre Fedida	$ 73,558	$ 51,700	$ 125,258

Michael Fedida	57,015	51,700	108,715

Daniel Glassman	—	—	—

Seth W. Hamot	—	—	—

Leonard S. Jacob	49,659	161,050	210,709

Steven Kriegsman	53,041	51,700	104,741

Douglas E. Linton	6,986	155,100	162,086

William J. Murphy	57,846	161,050	218,896

(1)	Option awards represent the compensation expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R) for stock options granted in and prior to 2006. Upon the implementation of SFAS 123(R) on January 1, 2006, we recognize the expense associated with the grant date fair value of stock options granted in and prior to 2006 over the vesting term of those awards. Fair value is based on the Black-Scholes option pricing model on the date of grant. On February 7, 2006, Dr. Jacob and Mr. Murphy were each awarded stock options to acquire 15,000 shares with a per share fair value of $7.29, representing an overall fair value of $109,350 for each such director. On November 13, 2006, Dr. Fedida, Mr. Fedida, Dr. Jacob, Mr. Kriegsman and Mr. Murphy were each awarded stock options to acquire 5,000 shares with a per share fair value of $18.96, representing an overall fair value of $51,700 to each such director, and Mr. Linton was awarded stock options to acquire 15,000 shares with a per share fair value of $18.96, representing an overall fair value of $155,100.
(2)	The table below shows the aggregate number of outstanding vested and unvested options to acquire common stock held by each director as of December 31, 2006:
Name	Vested and Unvested Options
Andre Fedida	35,000
Michael Fedida	25,000
Daniel Glassman	515,000	(1)
Seth W. Hamot	—
Leonard S. Jacob	20,000
Steven Kriegsman	30,000
Douglas E. Linton	15,000
William J. Murphy	20,000

(1)	Mr. Glassman exercised 315,000 of these options after December 31, 2006.

        The Board of Directors has approved the following fees to be paid to its non-employee directors. Each such director will receive an annual $20,000 cash retainer. The Chairman of the Audit Committee receives an additional annual retainer of $7,500 and the Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee receives an additional annual retainer of $3,000. Non-employee directors receive $1,000 for each Board of Directors meeting or committee meeting attended in person or by telephone. In addition, non-employee directors receive an initial grant upon joining the Board of Directors of 15,000 options to purchase shares of our common stock, which options vest over a period of three years from the date of grant. Each continuing non-employee director receives an annual grant of 5,000 options to purchase shares of our common stock. All options are granted pursuant to our Stock Option Plan. The Board of Directors approved the payment of an additional annual retainer to the non-Executive Chairman of the Board of $75,000 and the grant of options to purchase 30,000 shares of Common Stock in January and February 2007, respectively.

Compensation Committee Interlocks and Insider Participation

        During 2006, the members of the Compensation Committee were Mr. Michael Fedida (Chairman), Dr. Andre Fedida and Mr. Murphy. No member of our Compensation Committee or any executive officer of the Company or any of its subsidiaries has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No Compensation Committee member is an officer or employee of the Company or any of its subsidiaries or was formerly an officer of the Company. None of our executive officers have served as members of a compensation committee or a board of directors of any other entity that has an executive officer serving on the Compensation Committee of our Board of Directors or as a member of our Board of Directors.

Compensation Committee Report

        The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934.

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to Annual Report on Form 10-K/A and our annual proxy statement on Schedule 14A.

        Respectfully submitted on April 30, 2007, by the members of the Compensation Committee of the Board of Directors.

COMPENSATION COMMITTEE

Michael Fedida, Chairman Dr. Andre Fedida William Murphy

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The following table sets forth certain information as of March 31, 2007 (except as otherwise noted in the footnotes to the table) regarding the ownership of our common stock and Class B common stock by (i) each current director, (ii) the executive officers named in the Summary Compensation Table set forth elsewhere in this annual report, (iii) each beneficial owner of more than five percent of common stock and Class B common stock known by us and (iv) all directors and executive officers, as a group, and the percentage of outstanding shares of common stock and Class B common stock beneficially held by them on that date.

        As of March 31, 2007, there were 16,443,417 shares of common stock and 429,752 shares of Class B common stock outstanding.

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

        Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them, and the address of each beneficial owner is c/o Bradley Pharmaceuticals, Inc., 383 Route 46 West Fairfield, New Jersey 07004.

        Each named person and all executive officers and directors, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days of March 31, 2007 through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each stockholder’s name under the columns common stock includes shares of common stock issuable upon exercise of presently exercisable warrants and stock options, options that vested within 60 days of March 31, 2007 and shares of common stock issuable upon conversion of shares of Class B common stock. The shares of common stock so issuable upon such exercise, exchange or conversion by any such stockholder are not included in calculating the number of shares or percentage of common stock beneficially owned by any other stockholder.

	Amount and Nature of Beneficial Ownership				Percent of Class
Name and Address of Beneficial Owner	Common Stock		Class B Common Stock		Common Stock	Class B Common Stock
Directors and Executive Officers
Daniel Glassman	1,669,793	(1)	392,469	(2)	9.9%	91.3%
Leonard S. Jacob, M.D., Ph.D	6,000	(3)	—		*
Andre Fedida, M.D	24,999	(4)	—		*
Michael Fedida, R.Ph	16,666	(5)	—		*
Seth Hamot	1,660,700	(6)	—		9.8
Steven Kriegsman	19,999	(7)	—		*
Douglas E. Linton	—		—		0.0
William J. Murphy	5,000	(8)	—		*
Bradley Glassman	194,035	(9)	20,880		1.1	4.9
Alan Goldstein	12,123	(10)	—		*
Ralph Landau, Ph.D	26,118	(11)	—		*
R. Brent Lenczycki	125,798	(12)	—		*
Gene Goldberg	46,905	(13)	—		*
All current executive officers and
directors as a group (12 Persons)	3,808,136	(14)	413,349	(2)	22.6%	96.2%
5% Holders
Costa Brava Partnership III L.P.
20 Boylston Street
Boston, MA 02116	1,660,700	(15)			9.8
Dimensional Fund Advisors LP.
1299 Ocean Avenue, Santa
Monica, CA 90401	1,240,710	(16)			7.4%
Barclays Global Investors, NA,
Barclays Global Fund Advisors,
Barclays Global Investors, Ltd.,
Barclays Global Investors Japan
Trust and Banking Company Limited,
Barclays Global Investors Japan
Limited
c/o Barclays Global Investors,
NA
45 Fremont Street,
San Francisco, CA 94105	1,319,724	(17)			7.8%

*	Represents less than one percent
(1)	Includes 392,469 shares issuable upon conversion of a like number of shares of Class B common stock and 43,693 shares owned indirectly by Mr. Glassman through affiliates and 66,666 shares underlying presently exercisable options or options that vested within 60 days of March 31, 2007. Mr. Glassman’s affiliates have disclaimed beneficial ownership over all of these shares.
(2)	Includes 9,733 shares owned indirectly by Mr. Glassman through affiliates. Mr. Glassman’s affiliates have disclaimed beneficial ownership over these shares. Does not include 16,403 shares beneficially owned by Iris Glassman, Mr. Glassman’s spouse.
(3)	Includes 5,000 shares of common stock underlying presently exercisable options or options that vested within 60 days of March 31, 2007.
(4)	Represents shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(5)	Represents shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(6)	These shares are owned by Costa Brava Partnership III L.P., a Delaware limited partnership, of which Roark, Rearden and Hamot, LLC, a Delaware limited liability company, is the general partner; Mr. Hamot is the president of Roark, Rearden & Hamot, LLC. Each of Costa Brava and its general partner, Roark, Rearden and Hamot, LLC disclaim beneficial ownership of 33,000 of such shares that are held by separate accounts of which Mr. Hamot is deemed to be the beneficial owner.
(7)	Represents shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(8)	Represents shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(9)	Includes 20,880 shares issuable upon conversion of a like number of shares of Class B common stock and 63,333 shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(10)	Includes 10,000 shares of common stock underlying presently exercisable options or options that vested within 60 days of March 31, 2007.
(11)	Includes 25,000 shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(12)	Includes 107,666 shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(13)	Includes 41,333 shares of common stock underlying presently exercisable options or options that vest within 60 days of March 31, 2007.
(14)	See footnotes 1, 2, 3, 4, 5,6, 7, 8, 9, 10, 11 and 12.
(15)	See footnote 6.
(16)	Based upon the Schedule 13G filed with the SEC with an effective date of February 8, 2007.
(17)	Based upon the Schedule 13G filed with the SEC with an effective date of January 23, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        The Company’s Codes of Ethics and Corporate Governance Guidelines discuss the Company’s policies and procedures with respect to conflicts of interest. In addition, the Company has an unwritten policy that the Board of Directors is required to pre-approve any transactions with related parties, as those terms are defined by the New York Stock Exchange, the Public Company Accounting Oversight Board, the Securities and Exchange Commission (e.g., Item 404 of Regulation S-K), or any other qualified entity. When in doubt, all members of the Company are required to disclose the information and the Board will determine the appropriate course of action, if any. In making this determination the Board has the authority to engage the Company’s counsel or other legal counsel as it deems appropriate and necessary. Company management is prohibited from engaging in any related party transaction without the express approval of the Board.

        We currently lease approximately 33,000 square feet of office space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2013. The owner and manager of this property is a limited liability company (“LLC”) that is owned and controlled by the Glassman family. The purpose of the LLC is to own and manage the property at 383 Route 46 West. The lease agreement obligates us to pay 3% increases in annual lease payments per year. Rent expense, including our proportionate share of real estate taxes, was approximately $654,000 in 2006. As of December 31, 2006, the estimated assets of the LLC were approximately $1.6 million and the estimated liabilities were $1.4 million. Daniel and Iris Glassman own 10% and their children, including Bradley Glassman, Senior Vice President Sales and Marketing of the Company, own 90% of this LLC.

        On October 26, 2006, we entered into a global Settlement Agreement (“Settlement Agreement”) with Costa Brava Partnership III L.P., of which Roark, Rearden and Hamot, LLC (“RRH”) is its general partner (Seth W. Hamot is the President of RRH) (collectively, “Costa Brava”). The Settlement Agreement was executed prior to the close of the Company’s 2006 Annual Meeting of Stockholders at which Mr. Hamot was elected a director of the Company. Costa Brava currently owns approximately 9.8% of the Company’s Common Stock. Under the terms of the Settlement Agreement, we and Costa Brava agreed, among other things, that Costa Brava would dismiss all pending litigation against us in Delaware with prejudice; we would pay Costa Brava $1.15 million in full settlement of all litigation claims, which amount was accrued as of September 30, 2006; and Costa Brava would release us from all claims arising prior to the Settlement Agreement. We paid Costa Brava the $1.15 million and on November 2, 2006, Costa Brava dismissed with prejudice all then pending litigation against us in Delaware.

Independent Directors

        Our Board of Directors adopted the following director independence standards: (i) a director who is an employee, or whose immediate family member is an executive officer, of the Company may not be deemed independent until three years after the termination of such employment relationship; employment as an interim Chairman of the Board or Chief Executive Officer will not disqualify a director from being considered independent following that employment; (ii) a director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), may not be deemed independent until three years after he or she ceases to receive more than $100,000 in compensation; compensation received by a director for former service as an interim Chairman of the Board or Chief Executive Officer and compensation received by an immediate family member for service as a non-executive employee of the Company will not be considered in determining independence under this test; (iii) a director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company may not be deemed independent until three years after the end of the affiliation or the employment or auditing relationship; (iv) a director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s current executive officers serve on that company’s compensation committee may not be deemed independent until three years after the end of such service or the employment relationship; and (v) a director who is an executive officer, general partner or employee, or whose immediate family member is an executive officer or general partner, of an entity that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, is the greater of $1 million or 2% of such other entity’s consolidated gross revenues, may not be deemed independent until three years after falling below that threshold. For purposes of these independence standards, the following terms have the following meanings: (y) “Affiliate” means any consolidated subsidiary of the Company and any other company or entity that controls, is controlled by or is under common control with the Company, as evidenced by the power to elect a majority of the board of directors or comparable governing body of such entity; and (z) “Immediate Family” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than domestic help) sharing a person’s home, but excluding any person who is no longer an immediate family member as a result of legal separation or divorce, or death or incapacitation.

        These independence standards meet the listing standards currently adopted by the NYSE with respect to the determination of director independence. In accordance with these standards, a director must be determined to have no material relationship with us other than as a director. The standards specify the criteria by which the independence of our directors will be determined, including strict guidelines for directors and their immediate families with respect to past employment or affiliation with us or our independent registered public accounting firm. The Board of Directors has determined that every director, with the exception of Mr. Glassman, is currently independent within the meaning of SEC regulations, the listing standards of the NYSE and our independence standards. Mr. Glassman is not a member of any committee of the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Grant Thornton LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2006. A representative of Grant Thornton LLP is expected to be present at the Annual Meeting, will have an opportunity to make a statement if he desires to do so and is expected to respond to appropriate questions from the Company’s stockholders. For the fiscal years ended December 31, 2005 and 2006, professional services were performed by Grant Thornton LLP. The following table shows the fees billed or expected to be billed to the Company for the audit and other services provided by Grant Thornton LLP for 2005 and 2006:

	2006	2005
Audit Fees	$1,745,000	$2,216,000
Audit-Related Fees	242,000	54,000
Total Audit and Audit-Related Fees	1,987,000	2,270,000
Tax Fees	192,000	115,000
Total Fees	$2,179,000	$2,385,000

        Audit Fees. This category includes the audit of the Company’s consolidated financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and SEC registration statements.

        Audit-Related Fees. The services for fees under this category include other accounting advice and employee benefit plan audits.

        Tax Fees. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

        Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chair of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The Audit Committee has determined that the professional services rendered by Grant Thornton are compatible with maintaining the principal accountant’s independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification by Daniel Glassman, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by R. Brent Lenczycki, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Daniel Glassman, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by R. Brent Lenczycki, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2007	BRADLEY PHARMACEUTICALS, INC.

By: /s/ Daniel Glassman
Daniel Glassman President and Chief Executive Officer

