Form 10-Q
period 2007-03-31
BRADLEY PHARMACEUTICALS INC
filed 2007-05-10
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

As of May 4, 2007, there were outstanding 16,443,417 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

BRADLEY PHARMACEUTICALS, INC.

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3
Consolidated Statements of Income (unaudited) for the Three Months Ended
March 31, 2007 and 2006	5
Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
March 31, 2007 and 2006	6
Notes to the Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	54
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3. Defaults Upon Senior Securities	58
Item 4. Submission of Matters to a Vote of Security Holders	58
Item 5. Other Information	58
Item 6. Exhibits	58
SIGNATURES	60
CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006 (a)
Assets
Current assets:
Cash and cash equivalents	$ 46,486,635	$ 39,608,987
Short-term investments	6,373,772	7,083,678
Accounts receivable, net of allowances	9,853,451	14,489,623
Inventories, net	7,268,571	6,881,218
Deferred tax assets	15,098,121	13,332,666
Prepaid expenses and other	2,406,547	2,100,487
Prepaid income taxes	—	4,934,119

Total current assets	87,487,097	88,430,778

Property and equipment, net	673,040	813,794
Intangible assets, net	163,226,196	165,985,767
Goodwill	27,478,307	27,478,307
Deferred financing costs	4,334,577	4,798,034
Restricted cash and investments	25,000,000	25,000,000
Other assets	16,229	16,229

Total assets	$308,215,446	$312,522,909

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 13,920,058	$ 15,660,085
Milestone payable - ELESTRIN™	3,252,145	10,115,083
Accounts payable	5,734,167	4,948,754
Accrued expenses	38,332,936	38,728,413
Income taxes payable	2,168,979	—

Total current liabilities	63,408,285	69,452,335

Long-term liabilities:
Long-term debt, less current maturities	51,479,901	53,400,000
Deferred tax liabilities	647,063	2,054,145

Total long-term liabilities	52,126,964	55,454,145

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
2,000,000; no shares issued	—	—
Common stock, $0.01 par value; authorized: 26,400,000
shares; issued and outstanding: 17,320,475 shares at
March 31, 2007 and 16,965,578 shares at December 31, 2006	173,205	169,656
Class B common stock, $0.01 par value; authorized: 900,000
shares; issued and outstanding: 429,752 shares at
March 31, 2007 and at December 31, 2006	4,298	4,298
Additional paid-in capital	145,791,723	139,754,887
Retained earnings	50,002,067	50,977,625
Accumulated other comprehensive loss	84	1,143
Treasury stock - common stock - at cost; 877,058 shares at
March 31, 2007 and December 31, 2006	(3,291,180)	(3,291,180)

Total stockholders’ equity	192,680,197	187,616,429

Total liabilities and stockholders’ equity	$ 308,215,446	$ 312,522,909

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$ 37,802,957	$ 34,753,358
Cost of sales (1)	6,682,255	5,005,649

	31,120,702	29,747,709

Selling, general and administrative expense	21,296,255	19,893,498
Research and development expense	680,444	5,262,724
Depreciation and amortization expense	2,927,791	2,550,178
Interest expense	2,266,408	2,114,016
Interest income	(554,354)	(427,040)

	26,616,544	29,393,376

Income before income tax expense	4,504,158	354,333
Income tax expense	1,979,606	149,000

Net income	$ 2,524,552	$ 205,333

Basic net income per common share	$ 0.15	$ 0.01

Diluted net income per common share	$ 0.15	$ 0.01

Shares used in computing basic net income per
common share	16,570,000	16,380,000

Shares used in computing diluted net income per
common share	16,780,000	16,500,000

(1) Amounts exclude amortization of intangible assets related to acquired product.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$ 2,524,552	$ 205,333
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,927,791	2,550,178
Amortization of deferred financing costs	463,456	325,366
Deferred income taxes	(1,610,809)	(230,102)
Increase in allowance for doubtful accounts	33,300	712,628
Increase (decrease) in return reserve	(235,900)	2,616,224
Increase (decrease) in inventory valuation reserve	886,599	(49,303)
Increase (decrease) in rebate reserve	1,957,473	(1,797,619)
Increase in fee-for-service	21,262	204,833
Non-cash share-based compensation expense	833,000	927,000
Changes in operating assets and liabilities:
Accounts receivable	4,581,610	(1,904,355)
Inventories	(1,273,952)	(566,189)
Prepaid expenses and other	(306,060)	(677,479)
Accounts payable	785,413	(2,146,413)
Accrued expenses	(2,117,050)	(1,104,579)
Prepaid income taxes	2,041,261	194,897

Net cash provided by (used in) operating activities	11,511,946	(739,580)

Cash flows from investing activities:
Sales of short-term investments, net	708,847	1,281
Purchases of property and equipment	(27,466)	(12,863)

Net cash provided by (used in) investing activities	681,381	(11,582)

Cash flows from financing activities:
Payment of notes payable	—	(4,307)
Payment of the $110 million credit facility’s term loan	(3,660,126)	(2,000,000)
Payment for milestone payable-ELESTRIN™	(6,862,938)	—
Proceeds from exercise of stock options	4,433,341	54,140
Tax benefit due to exercise of non-qualified options	774,044	93,609
Payment of deferred financing costs	—	(520,000)

Net cash used in financing activities	(5,315,679)	(2,376,558)

(Continued)

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net increase (decrease) in cash and cash equivalents	6,877,648	(3,127,720)
Cash and cash equivalents at beginning of period	39,608,987	19,798,728

Cash and cash equivalents at end of period	$46,486,635	$ 16,671,008

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 1,801,486	$ 1,869,106

Income taxes	$ 903,486	$ 97,329

As of January 1, 2007, the Company recorded increases in income taxes payable of $5,061,839 and long-term deferred tax assets of $1,561,729 and a decrease in retained earnings of $3,500,110 as a result of the adoption of FIN 48 - (See Note K).

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Bradley Pharmaceuticals, Inc. and Subsidiaries (the “Company”, “Bradley”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 and 2006.

        The accounting policies followed by the Company are set forth in Note A of the Company’s consolidated financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

        The results reported for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B – Adoption of New Accounting Standards

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in an opening retained earnings adjustment of $3,500,000 (See Note K).

        In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should

Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue 06-3 did not have a material impact on the Company’s consolidated financial statements.

NOTE C – Net Income Per Common Share

        Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the weighted number of shares outstanding adjusted for dilutive common equivalent shares from stock options and warrants. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Basic shares	16,570,000	16,380,000
Dilution:
Stock options and warrants	210,000	120,000

Diluted shares	16,780,000	16,500,000

Net income, as reported	$ 2,525,000	$ 205,000

Basic income per share	$ 0.15	$ 0.01

Diluted income per share	$ 0.15	$ 0.01

        In addition to stock options and warrants included in the above computation for the three months ended March 31, 2007, options to purchase 224,765 shares of common stock at prices ranging from $20.31 to $27.12 per share were outstanding and not included for the purpose of calculating per share amounts. Further, in addition to stock options and warrants included in the above computation for the three months ended March 31, 2006, options to purchase 1,572,169 shares of common stock at prices ranging from $12.09 to $27.12 were outstanding and not included. These options were excluded from the calculation of diluted earnings per share for the applicable period because the exercise price of the option was greater than the average market price of the common shares or because of the anti-dilutive impact on the calculation of certain options associated with unrecognized compensation and related tax benefits.

Note D – Comprehensive Income

        Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Comprehensive income:
Net income	$ 2,525,000	$205,000
Other comprehensive income:
Net unrealized (loss) income on available for sale
securities	(1,000)	1,000

Comprehensive income	$ 2,524,000	$206,000

Note E – Business Segment Information

        The Company’s three reportable segments are Doak Dermatologics (dermatology and podiatry), which includes the previously reported Bioglan Pharmaceuticals Corp. (dermatology), Kenwood Therapeutics (gastrointestinal, women’s health, respiratory, nutritional and other) and A.Aarons (generic), which began operations in the Second Quarter of 2006. Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of internal medicine/ gastroenterology and women’s health; and A.Aarons’ products are the generic versions of some of Doak Dermatologics’ and Kenwood Therapeutics’ products.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The reportable segments are distinct business units with no inter-segment sales. The following information about the three segments is for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales:
Doak Dermatologics, Inc.	$ 28,338,000	$ 29,403,000
Kenwood Therapeutics	9,465,000	5,350,000
A.Aarons	—	—

	$ 37,803,000	$ 34,753,000

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 2,460,000	$ 2,246,000
Kenwood Therapeutics	468,000	304,000
A.Aarons	—	—

	$ 2,928,000	$ 2,550,000

Income (loss) before income tax (benefit):
Doak Dermatologics, Inc,	$ 1,716,000	$ 526,000
Kenwood Therapeutics	2,854,000	(172,000)
A.Aarons	(66,000)	—

	$ 4,504,000	$ 354,000

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ 754,000	$ 221,000
Kenwood Therapeutics	1,254,000	(72,000)
A.Aarons	(29,000)	—

	$ 1,979,000	$ 149,000

Net income (loss):
Doak Dermatologics, Inc.	$ 962,000	$ 305,000
Kenwood Therapeutics	1,600,000	(100,000)
A.Aarons	(37,000)	—

	$ 2,525,000	$ 205,000

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$ 27,597,000	$ 28,792,000
Other countries	741,000	611,000

11

	$ 28,338,000	$ 29,403,000

Kenwood Therapeutics
United States	$ 9,244,000	$ 5,224,000
Other countries	221,000	126,000

	$ 9,465,000	$ 5,350,000

Net sales by category:
Dermatology and podiatry	$ 28,338,000	$ 29,403,000
Gastrointestinal	6,553,000	4,712,000
Respiratory	2,513,000	290,000
Nutritional	344,000	300,000
Other	55,000	48,000

	$ 37,803,000	$ 34,753,000

	March 31, 2007	December 31, 2006
Total Assets:
Doak Dermatologics, Inc.	$182,474,000	$185,291,000
Kenwood Therapeutics	15,021,000	15,297,000
A.Aarons	1,152,000	571,000
*Unallocated assets	109,568,000	111,364,000

	$308,215,000	$312,523,000

*	Unallocated assets include cash and cash equivalents, short-term investments, accounts receivable, deferred tax assets, prepaid expenses and other, prepaid income taxes, deferred financing costs and restricted cash and investments.

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

        The following is a summary of available-for-sale securities at March 31, 2007:

	Cost	Gross Unrealized Gain/(Loss)	Fair Value
Municipal bonds	$31,374,000	$ —	$31,374,000

Total available-for-sale
securities	$31,374,000	$ —	$31,374,000

        The following is a summary of available-for-sale securities at December 31, 2006:

	Cost	Gross Unrealized Gain	Fair Value
Municipal bonds	$32,083,000	$1,000	$32,084,000

Total available-for-sale
securities	$32,083,000	$1,000	$32,084,000

        During the three months ended March 31, 2007 and March 31, 2006, the Company did not have gross realized losses on sales of available-for-sale securities. The net adjustment to unrealized gains/losses during the three months ended March 31, 2007 and March 31, 2006 on available-for-sale securities included in accumulated other comprehensive loss totaled a loss of $1,000 and a gain of $1,000, respectively. The Company views its available-for-sale securities as available for current operations.

        The amortized costs and estimated fair values of the available-for-sale securities at March 31, 2007 and December 31, 2006, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	March 31, 2007		December 31, 2006
Available-for-sale	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$ 9,000	$ 9,000	$ 8,000	$ 9,000
Due after one year through
two years	—	—	—	—
Due after two years	31,365,000	31,365,000	32,075,000	32,075,000

Total	$31,374,000	$31,374,000	$32,083,000	$32,084,000

        As of March 31, 2007 and December 31, 2006, the Company had a restriction on the ability to use its short-term investments arising from the $110,000,000 credit facility (See Note P). The total amount of restricted cash and investments from the $110,000,000 credit facility at March 31, 2007 and December 31, 2006, was $25,000,000 at the end of each period. The following table exhibits the application of the restriction on the short-term investments at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Unapplied short-term investments	$ 31,374,000	$ 32,084,000
Amount of short-term investments
applied to restricted cash and
investments	(25,000,000)	(25,000,000)

Short-term investments	$ 6,374,000	$ 7,084,000

Note G – Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for an aggregate of approximately 87% of gross trade accounts receivable at March 31, 2007. On a gross trade accounts receivable basis, Cardinal Health, Inc. (“Cardinal”) owed approximately $5,440,000 to the Company, or 39% of accounts receivable, McKesson Corporation (“McKesson”) owed approximately $5,889,000 to the Company, or 42% of accounts receivable, and AmerisourceBergen Corporation (“AmerisourceBergen”) owed approximately $886,000 to the Company, or 6% of accounts receivable. At December 31, 2006, the Company’s four largest customers accounted for an aggregate of approximately 97% of gross trade accounts receivable. Two of these customers, Cardinal and McKesson, owed approximately $7,614,000, or 44% and $7,520,000, or 43%, respectively, of the gross trade accounts receivable to the Company on December 31, 2006.

        In addition, the Company’s three largest customers accounted for 80% and 83% of the gross sales for the three months ended March 31, 2007 and 2006, respectively. The following table presents a summary of sales to these customers, who are wholesalers, during the three months ended March 31, 2007 and 2006 as a percentage of the Company’s total gross sales:

	Three Months Ended
Customer*	March 31, 2007	March 31, 2006
AmerisourceBergen	12%	12%
Cardinal	31%	44%
McKesson	37%	27%

Total	80%	83%

* No other customer had a percentage of the Company’s total gross sales greater than 5% during the three months ended March 31, 2007 and 2006.

        Accounts receivable balances at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Accounts receivable:
Trade	$14,024,000	$17,417,000
Other	57,000	1,380,000

	14,081,000	18,797,000

Less allowances:
Chargebacks	105,000	135,000
Discounts	288,000	392,000
Fee-for-service	1,800,000	1,779,000
Doubtful accounts	2,035,000	2,002,000

	4,228,000	4,308,000

Accounts receivable, net of allowances	$ 9,853,000	$14,489,000

        Trade receivables consist of sales of product primarily to wholesale customers. Other receivables primarily consist of a royalty due to the Company from Par Pharmaceuticals Companies, Inc. for the authorized generic version of ADOXA®.

        Chargebacks are based on the difference between the prices at which the Company sells its products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payors, who are often governmental agencies and managed care buying groups. The Company records an estimate of the amount to be charged back to the Company at the time of sale to the wholesaler. The Company records reserves for chargebacks based upon various factors, including current contract prices, historical trends and the Company’s future expectations.

        The Company records an estimate of the discount deducted from customer’s payments at the time of sale. Typically, the Company offers a 2% discount based upon prompt payments by the customer. Management estimates its reserves for discounts based upon historical discounts claimed.

        The Company has Distribution and Service Agreements (“DSAs”) with three of its customers, McKesson, Cardinal and Kinray, Inc. (“Kinray”). DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. The terms of the DSAs require the Company to pay fees to Cardinal, McKesson and Kinray, which are offset by any price appreciation of the inventory that Cardinal, McKesson and Kinray have on-hand and also by any discounts that the Company gives to Cardinal, McKesson and Kinray for new product promotions. In return, Cardinal, McKesson and Kinray are obligated to maintain their respective inventory levels of the Company’s products to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports. Based upon these DSAs, the Company owed these customers $1,800,000 as of March 31, 2007 and $1,779,000 as of December 31, 2006. The Company records fees-for-service as deductions from gross sales in its consolidated statements of income.

        The Company also maintains a provision for doubtful accounts, with respect to which the Company believes the probability of collecting accounts receivable is remote. Based upon specific analysis of the Company’s accounts, the Company maintains a reserve.

        The amount of actual chargebacks, discounts, fees-for service and customer defaults, as described above, could be either higher or lower than the amounts accrued by the Company. Changes in the Company’s estimates would be recorded in the income statement in the period of the change.

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

        Inventory balances at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Finished goods	$ 7,335,000	$ 6,472,000
Raw materials	1,762,000	1,351,000
Valuation reserve	(1,828,000)	(942,000)

Inventories, net	$ 7,269,000	$ 6,881,000

        As a result of the Company’s returns and inventory optimization plan discussed elsewhere in this Form 10-Q, the Company’s inventory reserves increased by approximately $886,000 at March 31, 2007 (see-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Returns).

Note I – Accrued Expenses

        Accrued expenses balances at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Employee compensation and benefits	$ 2,234,000	$ 2,942,000
Rebate payable	1,000	2,116,000
Rebate liability	5,044,000	3,087,000
Deferred revenue	590,000	57,000
Return reserve	26,112,000	26,348,000
Settlement reserve	1,000,000	1,000,000
Royalty payable	1,829,000	1,974,000
Other	1,523,000	1,204,000

Accrued expenses	$38,333,000	$38,728,000

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

        A. Aarons first began selling products during the Third Quarter of 2006. The Company did not recognize revenue for A. Aarons during 2006 or in the First Quarter of 2007 because we did not have sufficient historical data in accordance with SFAS No. 48,

“Revenue Recognition When Right of Return Exists,” in order for us to accrue and reserve for returns of A. Aarons’ products. In addition, the prescription data did not support sufficient resales to the end user and we did not have sufficient customer payments for product shipped. During 2006 and in the First Quarter of 2007, A. Aarons shipped approximately $268,000 and $2,022,000, respectively, of products at each product’s respective gross selling price. The Company has recorded deferred revenue of $590,000 from these sales at March 31, 2007, which represents the payments received from customers through that date.

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

        The settlement reserve represents the Company’s estimate for potential settlements and the resolution of contractual disagreements discussed in Note O.

Note J – Milestone Payable

        On November 7, 2006, the Company entered into an agreement (the “BioSante Agreement”) with BioSante Pharmaceuticals (“BioSante”) to market its estradiol transdermal gel, ELESTRIN™ (f/k/a Bio-E-Gel®) (estradiol), in the United States. In consideration for the grant of the Company’s right to market ELESTRIN™, the Company paid BioSante and its licensor for ELESTRIN™ an aggregate of $3,500,000 during October 2006, which was expensed as research and development during the Fourth Quarter of 2006 because there was no FDA approval of the product at that time. Subsequently on December 18, 2006, the FDA approval of ELESTRIN™ triggered milestones payable to BioSante and its licensor for ELESTRIN ™ pursuant to the BioSante Agreement of $7,000,000, which was paid by the Company in March 2007, and $3,500,000 due in December 2007. The milestones payable are non-interest bearing. At December 31, 2006, the Company utilized an imputed interest rate of 7.35% to determine the principal owed at that time of $10,115,083, which was recorded as a milestone payable and corresponding intangible asset. At March 31, 2007, the milestone payable was $3,252,000 following the Company’s first quarter payment of $7,000,000.

Note K – Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On March 31, 2007 and December 31, 2006, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the Company’s current projection of future taxable income changes, the Company may be required to reduce deferred tax assets by a valuation allowance.

        The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized increases of $5,062,000 in income taxes payable for unrecognized tax liabilities and $1,562,000 in long-term deferred tax assets and a decrease of $3,500,000 in retained earnings at January 1, 2007.

        The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

        The Company is currently under examination by several state jurisdictions for years prior to 2005. The Company expects those examinations to be concluded in the next 12 months. Additionally, the statute of limitations in some jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $603,000, which will be recognized in the Second Quarter of 2007 because the statute of limitations expired without the relevant taxing authority examining the applicable returns.

        The Company’s FIN 48 adjustment includes approximately $1,155,000 for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

        As a result of the adoption of FIN 48, the Company’s effective tax rate for the first quarter of 2007 increased from approximately 42% to 44%. The Company’s effective tax rate was estimated to be approximately 42% for the three month period ended March 31, 2006.

Note L – Incentive and Non-Qualified Stock Option Plan

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A summary of the Company’s stock option activity during the three months ended March 31, 2007 and 2006 is as follows:

	2007				2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding,
January 1	1,651,617	$13.95			1,875,089	$13.76

Granted	60,600	21.07			26,900	12.77
Exercised	(354,897)	12.49			(25,000)	2.17

Canceled or forfeited	(55,058)	19.26			(66,780)	14.90

Outstanding March 31	1,302,262	$14.45	7.17	$7,041,000	1,810,209	$13.87	8.60	$1,818,000

Vested and expected to vest, March 31	1,212,080	$14.43	7.07	$6,621,000	1,746,098	$13.87	6.43	$3,714,000

Exercisable, March 31	576,810	$14.14	6.28	$3,582,000	733,818	$12.96	5.61	$1,402,000

        There were 354,897 and 25,000 options exercised during the three month periods ended March 31, 2007 and 2006, respectively, the total intrinsic value of which was approximately $2,312,000 and $243,000 for the respective periods. Additionally, the weighted average, grant date fair value of options granted during the three month periods ended March 31, 2007 and 2006 was approximately $10.40 and $7.15 per share, respectively, using the Black-Scholes Option Valuation Model.

        The Company used the Black-Scholes Option Valuation Model to estimate the fair value of stock options granted in 2007 and 2006 for purposes of recording stock compensation expense pursuant to the provisions of SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payment,” and SEC Staff Accounting Bulletin (“SAB”) No. 107.

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

        All options issued during the three months ended March 31, 2007 and 2006 were at or above the market price on the date of grant. The fair value of each option grant for the three months ended March 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes Option Valuation Model with the following assumptions:

	Three Months Ended
	March 31, 2007		March 31, 2006
Expected dividend yield	0.0%		0.0%
Risk-free interest rate	4.69%-4.81%		4.51%-4.78%
Expected option life in years
Directors and officers	5.0	Years	6.0	years
Others	4.0	Years	4.5	years
Expected stock price volatility	52%-56%		65%

        Unvested options as of March 31, 2007 and 2006, and changes in such options during the three month periods then ended are summarized below:

	2007		2006
	Number of Options	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Grant Date Fair Value Per Share
Unvested Balance, January 1	711,224	$ 9.22	1,107,256	$ 9.58
Granted	60,600	10.40	26,900	7.11
Vested	(29,883)	10.00	(13,838)	13.37
Expired or forfeited	(16,481)	7.31	(43,927)	10.59

Unvested Balance, March 31	725,460	$ 9.33	1,076,391	$ 9.42

        The impact on the Company’s financial statements related to the adoption of SFAS No. 123R on January 1, 2006 is described below.

1. Impact on Net Income

        The Company’s net income for the first quarter of 2007 and 2006 includes $833,000 ($690,000, or $0.04 per share on a fully diluted basis, net of tax) and $927,0000 ($824,000, or $0.05 per share on a fully diluted basis, net of tax), respectively, of total compensation cost for share-based payment arrangements, which was charged to selling, general and administrative expenses. For the first quarter of 2007 and 2006, the related income tax benefits of the compensation cost for share-based payment arrangements were $137,000 and $103,000, respectively.

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of March 31, 2007 and 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans was $5,517,000 and $8,087,000, respectively. These expenses are recognized over a weighted average periods of 23 and 33 months, respectively, assuming no changes to the underlying assumptions. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $296,000 and $185,000, respectively.

2. Impact on Cash Flows

        Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company realized a tax benefit from the exercise of stock options during the three months ended March 31, 2007 and 2006 of $774,000 and $94,000, respectively.

3. Impact on Income Taxes

        During the Quarters ended March 31, 2007 and 2006, the Company estimated its effective tax rate to be approximately 44% and 42%, respectively. The higher rate in the most recent quarter reflects the Company’s adoption of FIN 48 on January 1, 2007. The expensing of qualified (incentive) stock options pursuant to the adoption of SFAS No. 123R on January 1, 2006 results in a permanent tax difference which has the effect of increasing the Company’s effective tax rate.

Note M – Related Party Transactions

Transactions with Shareholders and Officers

        The Company currently leases approximately 33,000 square feet of office space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2013. The owner and manager of this property is a limited liability company (“LLC”) that is owned and controlled by the Glassman family. The purpose of the LLC is to own and manage the property at 383 Route 46 West. The lease agreement obligates the Company to pay 3% increases in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $166,000 and $144,000 for the three months ended March 31, 2007 and 2006, respectively. As of December 31, 2006, the assets of the LLC were approximately $1,600,000 and the estimated liabilities were $1,400,000. Daniel Glassman, the Company’s Chairman of the Board, Chief Executive Officer and President, and Iris Glassman, a former officer, a former member of the Company’s Board of Directors and spouse of Daniel Glassman own 10% and their children, including Bradley Glassman, Senior Vice President Sales and Marketing of the Company, own 90% of this LLC.

Note N – New Accounting Standards

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

Note O – Commitments & Contingencies

1. Legal Proceedings

Contract Disputes

        In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief for the Company. A June 11, 2007 trial date has been set with respect to this dispute. The Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert the Company’s counterclaims and demand for monetary damages. While the Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

        In addition, the Company and the licensor of one of the Company’s products currently disagree as to the interpretation of certain provisions in their license that relate to sales based milestones that may be payable by the Company. During the Fourth Quarter of 2006, the Company accrued $500,000 as a probable resolution of this contractual disagreement.

Shareholder Lawsuits

        The Company, along with certain of its officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants filed their response on April 2, 2007. On April 20, 2007, the court issued an order staying further deadlines in this matter pending the completion of mediation between the parties.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May

12, 2006. The Company and the individual defendants filed its initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006 and their appeal papers on April 27, 2007. Defendants’ response is due on June 11, 2007.

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

        In response to a resignation letter sent to members of the Board of Directors on April 13, 2007, from an employee of the Company, the Audit Committee, with the assistance of its outside counsel, conducted an internal review of the matters set forth in the letter. The Audit Committee’s review was completed on May 8, 2007, and the results of that review were reported to the full Board of Directors, the SEC and the Company’s independent accountants. No matters from the review affected the financial statements or books and records of the Company.

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

Note P – Senior Credit Facility

        On November 14, 2005, the Company entered into a $110,000,000 credit facility, or the Facility, with a syndicate of lenders led by Wachovia Bank, which has been amended from time to time. The Facility is comprised of an $80,000,000 term loan and a $30,000,000 revolving line of credit. The Facility’s term loan and revolving line of credit both mature on November 14, 2010 and are secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries.

        Amounts outstanding under the Facility, as amended to date, accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the Facility and outstanding letters of credit. At March 31, 2007, the effective interest rate accrued by the Company was 9.32%

        The financial covenants under the Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA, minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25,000,000 of unrestricted cash and cash equivalents on its balance sheet at all times. Further, the Facility limits the Company’s ability to declare and pay cash dividends. As of March 31, 2007, the Company is in compliance with the financial covenants under the Facility.

        As a result of the Company classifying $10,500,000 of regulatory milestone payments owed to BioSante during 2007 as a milestone payable at December 31, 2006, the Company triggered a technical default under the Facility. On March 9, 2007, the Company received a waiver of this default from its lenders under the Facility. Concurrently, the Company’s lenders agreed to, among other things, modify the definitions of Consolidated EBITDA to add back the initial $3,500,000 payment made by the Company for ELESTRIN™ under the BioSante License during the Fourth Quarter of 2006 that the Company classified as an expense in accordance with U.S. GAAP, and further modify the definitions of Excess Cash Flow to exclude cash payments made with respect to Permitted Acquisitions and Permitted Acquisition and Scheduled Funded Debt Payments to permit the payment by the Company of its other obligations under the BioSante License. Further, pursuant to the March 9, 2007 waiver, the lenders had the option of not requiring the Excess Cash Flow principal prepayment due by March 31, 2007. The principal prepayment, which could have been up to $2,600,000, was included in current maturities of long-term debt at December 31, 2006. In March 2007, the lenders required and the Company paid $660,000 of this principal prepayment.

        As of March 31, 2007, the Company had $65,340,000 in borrowings under the Facility’s term loan outstanding, no amounts outstanding under the Facility’s revolving line of credit and approximately $77,860,000 in cash and cash equivalents, short-term investments and restricted cash and investments.

        As result of the waiver of the defaults on January 26, 2006, May 15, 2006 and March 9, 2007, the Company has classified $51,480,000 as a long-term liability at March 31, 2007 that would have otherwise been shown as current as a result of the defaults. Based upon the Company’s current projections, the Company will be in default under the Fixed Coverage Charge Ratio set forth in the Facility beginning in the Third Quarter of 2007. As a result of the projected default, the desire to reduce the interest rates charged under the Facility and provide the Company increased flexibility to potentially enter into future licensing, acquisition or other similar transactions, the Company currently expects to enter into a new credit facility prior to the Third Quarter of 2007.

Note Q – Changes in Stockholders’ Equity

        Changes in the Company’s Common stock, Additional paid-in capital, Accumulated other comprehensive gain (loss) and Retained earnings during the three month period ended March 31, 2007 were as follows:

	Common stock, $.01 par value		Additional paid- in capital	Accumulated other comprehensive gain (loss)	Retained earnings
	Shares	Amount
Balance at December 31, 2006	16,965,578	$170,000	$139,755,000	$ 1,000	$ 50,977,000
Cumulative effect of change in accounting principle for FIN 48 effective 1/1/07					(3,500,000)
Stock options exercised (1)	354,897	3,000	5,204,000
Non-cash share based compensation			833,000

Other comprehensive income/(loss):
Net income					2,525,000
Net unrealized loss on available-for-sale securities				(1,000)

Balance at March 31, 2007	17,320,475	$173,000	$145,792,000	$ —	$ 50,002,000

(1) Amounts include tax benefit resulting from the exercise of stock options of approximately $774,000.

        There were no changes in the Class B common stock and Treasury stock from December 31, 2006 to March 31, 2007. The balances for the Class B common stock and Treasury stock were $4,000 and $(3,291,000), respectively, at both December 31, 2006 and March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion and analysis contains forward-looking statements regarding our future performance and business strategy. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included in our Form 10-K for the year ended December 31, 2006 and elsewhere in this Form 10-Q.

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 or in this Form 10-Q under Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to in-license, develop and launch new and enhanced products with long-term intellectual property protection or other significant barriers to market entry, such as VEREGEN™ and ELESTRIN™;
•	our ability to maintain or increase sales and launch VEREGEN™ at the end of 2007 and ELESTRIN™ at the end of the Second Quarter of 2007;
•	our ability to compete in the marketplace against generic or therapeutically equivalent products;
•	our ability to estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to continue to develop products organically with longer lifecycles and to extend indications for our current product portfolio;
•	our ability to secure regulatory consents and approvals, if necessary, for new products;

•	our ability to expand existing partnerships and joint venture relationships with biotechnology companies and foster new strategic alliances designed to deliver a stronger product portfolio;
•	our reliance on third party manufacturers and suppliers;
•	our ability to react to changes in governmental regulations affecting products we market;
•	our plans to expand the size of our sales force in anticipation of new product launches;
•	our estimates of future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;
•	our ability to favorably resolve state and federal shareholder derivative and federal securities class action lawsuits;
•	our ability to maintain adequate inventory levels;
•	our ability to satisfy the covenants contained in our senior credit facility;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to achieve our initiatives to enhance corporate governance and long-term stockholder value;
•	our ability to refinance indebtedness, if required;
•	our ability to implement the returns and inventory optimization plan timely, if at all;
•	our ability to reduce product returns; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q.

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A of Part II of this Form 10-Q.

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

        We have two primary business segments, our Doak Dermatologics subsidiary, specializing in therapies for dermatology and podiatry, and our Kenwood Therapeutics division, providing gastroenterology, women’s health, respiratory and other internal medicine brands. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products. At April 30, 2007, Doak Dermatologics had a dedicated sales force of 128 professional sales representatives, while Kenwood Therapeutics had a dedicated sales force of 46 professional sales representatives. We also launched our A. Aarons subsidiary in 2006, which is focused on marketing authorized generic versions of Doak’s and Kenwood’s products, in an effort to maintain market share when our products encounter generic competition.

        As part of our business strategy of in-licensing and bringing to market products with long-term intellectual property protection or other significant barriers to market entry we entered into agreements in 2006 with MediGene AG (“MediGene”) to commercialize VEREGEN™, a new drug indicated for the treatment of external genital and perianal warts, and with BioSante Pharmaceuticals to commercialize ELESTRIN™, an estradiol transdermal gel indicated for the treatment of moderate-to-severe “hot flashes” in menopausal women and available at several dosage levels. VEREGEN™ is patented through 2017 and ELESTRIN™ is patented through 2022 (additional pending patent applications may extend the patent life of both or either product) giving both these products significant intellectual property protection. We expect to launch ELESTRIN™ at the end of the Second Quarter of 2007 and VEREGEN™ at the end of 2007. VEREGEN™ will be promoted to physicians by both our Doak Dermatologics and Kenwood Therapeutics sales forces. ELESTRIN™ will be promoted to physicians by our Kenwood Therapeutics sales force. In connection with the launch of these products, we anticipate hiring approximately 20 additional Kenwood Therapeutics sales representatives during 2007 and incurring a corresponding amount of additional sales, marketing and related expenses. Our net sales and profitability would be adversely affected if, for any reason, we were unable to launch VEREGEN™ and ELESTRIN™ on a timely basis.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC®/ KEROL™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, PAMINE®, ANAMANTLE®HC and FLORA-Q®. These core branded products accounted for a total of approximately 81% and 87% of our net sales in the first quarter of 2007 and for fiscal year 2006, respectively. Currently, only SOLARAZE®, KEROL™ and FLORA-Q® do not face some sort of competition from generic or therapeutically equivalent products.

        With the exception of SOLARAZE®, which is patented through at least 2014, and potential products expected to be launched in the future including VEREGEN™, which is patented through at least 2017, and ELESTRIN™, which is patented through at least 2022, there is no meaningful intellectual property or proprietary protection for our other material branded pharmaceutical products, including ADOXA®, and competing generic or therapeutically equivalent versions for most of these other products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or therapeutically equivalent products. Since 2004, our net sales have been negatively impacted by the onset and increase in generic or therapeutically equivalent products competing on price with our brands. Increased competition from the sale of generic or therapeutically equivalent products may cause a further decrease in sales that would have an adverse effect on our business, financial condition and results of operations. As a result of increased generic competition, the execution of Distribution Service Agreements (DSAs) with three of our wholesale customers, two of whom are our two largest customers, and a change in these customers’ market dynamics, we have also experienced an increase in product returns. Our branded products for which there are no generic or therapeutically equivalent forms may also face competition from different therapeutic treatments used for the same indications for which our branded products are used.

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

        Revenue recognition. Revenue from product sales, net of estimated provisions, is recognized when the merchandise is shipped to and/or received by an unrelated third party, as provided in SAB No. 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;
•	delivery of the products has occurred;
•	the selling price is both fixed and determinable;
•	collectability is reasonably probable.

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

        We do not provide any forms of price protection to wholesale customers other than a contractual right to three wholesale customers (who together accounted for 80% of our gross sales in the First Quarter of 2007) that our price increases and product purchase discounts offered during a specified twelve-month period will allow for inventory of our products then held by these wholesalers to appreciate in the aggregate. We do not, however, guarantee that our wholesale customers will sell our products at a profit.

        A. Aarons first began selling products during the Third Quarter of 2006. We did not recognize revenue for A. Aarons during 2006 or in the First Quarter of 2007 because we did not have sufficient historical data in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” in order for us to accrue and reserve for returns of A. Aarons’ products. In addition, the prescription data did not support sufficient resales to the end user and we did not have sufficient customer payments for product shipped. During 2006 and in the First Quarter of 2007, A. Aarons shipped approximately $268,000 and $2,022,000, respectively, of products at each product’s respective gross selling price. The Company has recorded in accrued expenses deferred revenue of $590,000 from these sales at March 31, 2007, which represent the payments received from customers through that date.

        During the Third Quarter of 2006, we began shipping our products to certain of our wholesale customers under FOB Destination shipping terms. Under FOB Destination shipping terms, we cannot record the shipment as a sale until the customer receives the shipment at its designated location. These wholesalers required that we enter into agreements with them to change our shipping terms to FOB Destination in order for our business practice with them to conform to their standard operating procedures. For a discussion of the quantitative effect of this change in our shipping terms for the quarter ended March 31, 2007, see “Results of Operations-Quarter ended March 31, 2007 compared to quarter ended March 31, 2006”.

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

        During March 2005, we entered into a DSA with Cardinal Health, having an effective date of July 2004; during September 2005, we entered into a DSA with McKesson having an effective date of October 2004; and during September 2006, we entered into a DSA with Kinray having an effective date of August 2006. Under the terms of each of these DSAs, we have agreed to pay, under certain circumstances, a fee in exchange for certain product distribution, inventory management, and administrative services. The terms of our DSAs are consistent with the industry’s movement toward fee-for-service. These agreements have, among other things, improved our knowledge of demand for our products, reduced the level of wholesale inventories of our products and improved channel transparency as the wholesalers provide us with periodic reports of inventory and demand levels of our products under the terms of the DSAs.

        Prior to entering our first DSA in the first quarter of 2005, we followed the practice of offering customers pricing incentives to ensure that supplies in the distribution channel would be sufficient to avoid lack of stock. Although these promotions caused wholesaler buying spikes, we believe the channel was not inflated. Based upon our review of the wholesaler inventory that is available to us, we believe the level of product in the channel at March 31, 2007 is approximately 1.5 months for the primary wholesale customers and 0.6 months for all other locations compared to 1.7 and 0.6 months, respectively, at December 31, 2006. Subsequent to entering the DSAs, we only offer customary new product launch incentives. When we launch new products we disclose those sales under “Results of Operations.” We record our incentive sales in the period in which the related products are shipped or delivered, net of applicable allowances.

        At March 31, 2007 our return reserve was $26,112,000. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates – We track actual returns by product. We determine the provision for our current sales using actual return rates. Our actual returns by therapeutic category for three months ended March 31, 2007 and 2006 are detailed below.
•	Level of product in the distribution channel – We analyze and utilize wholesale inventory reports provided to us by our largest wholesale customers. In particular, the wholesale inventory reports provide us the current wholesaler demand by product and actual product inventory held by the same wholesaler. We also estimate the level of product in the distribution channel held by small wholesale customers and retail chains that do not provide us inventory reports based upon discussions with them and our actual sales to these locations. Based upon gathering the information of the non-reporting inventory locations, we estimate the additional weeks of product at these locations. If our estimate for the non-reporting locations, a component of our allowance for returns, were different by one week of demand, our return reserve at March 31, 2007 would increase or decrease by approximately $1,181,000. We believe a difference of one week of demand for the non-reporting locations is not reasonably likely but is possible due to the subjective nature of this estimate. The estimate for the non-reporting locations is based upon oral communications we have had with some of our retail chain customers.
•	We also estimate product returns in-transit that are not included in the wholesale inventory reports and not received by us for processing based upon discussions we have with our return processor and our customers. For the March 31, 2007 allowance for returns, we used actual subsequent returns and estimated the time between when the customer removes our product from their inventory and the time we record the return credit. If our estimate for product returns in-transit, based upon actual subsequent returns, is different by one week, our return reserve at March 31, 2007 would increase or decrease by approximately $338,000. We believe a difference of one week for the returns in-transit is not reasonably likely but is possible due to the subjective nature of this estimate. The estimate for the returns in-transit is based upon oral communications we have had with some of our larger wholesale customers, wholesale customers’ return processing centers and our outsourced return processing center. The level of product in the distribution channel is used to determine the maximum return exposure and is compared against the product return reserve created by utilizing the actual return rate trends. The estimated return value at March 31, 2007 of all our products in the distribution channel was approximately $33,243,000 compared to $36,400,000 at December 31, 2006. Our estimated return value of all our products in the distribution channel and our related allowance for returns at March 31, 2007 by therapeutic categories is below.
•	Estimated shelf life – We track our returns by lot numbers and compare the lot numbers to when a range of sales may have occurred to determine an estimated average shelf life. We use this historical average as part of our overall process of estimating future returns.
•	Current and projected demand – We utilize prescription demand data provided by Wolters Kluwer, an industry standard third party source, and wholesale inventory reports provided by our wholesale customers.
•	Competitive or generic products that may erode current demand – For competitive product launches, including generics, we utilize our historical experience of competitive product/ generic intrusion to estimate our return reserve allowance.
•	New product launches – For our new product launches, we utilize our historical experience of new product sales in comparison to the same new product returns to estimate our return reserve allowance.

        Our actual returns by therapeutic category for the three months ended March 31, 2007 and 2006 are as follows:

Therapeutic Category by Company	Three Months Ended		*Range of Expiration Periods (in years) March 31, 2007*
	March 31, 2007	March 31, 2006
Doak Dermatologics, Inc.
Keratolytic	$1,220,000	$1,969,000	2
Acne/Rosacea	4,286,000	1,765,000	1.5 - 2
Actinic Keratoses	271,000	431,000	2 - 2.5
Anesthetics	318,000	742,000	2 - 3
Scalp	230,000	94,000	2
Cosmeceuticals/ Other	38,000	43,000	2-3

Total	$6,363,000	$5,044,000

Kenwood Therapeutics
Gastrointestinal	$ 623,000	$ 727,000	2
Respiratory	140,000	215,000	2 - 5
Nutritional	28,000	37,000	2 - 3

Total	$ 791,000	$ 979,000

TOTAL	$7,154,000	$6,023,000

* Based upon date of manufacture to labeled expiration date.

        The increase in the actual returns during the first quarter 2007, in comparison to the same period of the prior year, is attributable to decrease in demand for many of our products as a result of increased generic competition (for a listing of products that have generic competition, see “Results of Operations”).

        Our actual return credits issued to our customers for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
Customer	March 31, 2007	March 31, 2006
AmerisourceBergen Corp.	$ 527,000	$ 528,000
Cardinal Health, Inc.	3,172,000	3,515,000
McKesson Corporation	3,210,000	1,756,000
Quality King	6,000	—
Others	239,000	224,000

TOTAL	$7,154,000	$6,023,000

        Our estimate of all our products in the distribution channel at an estimated return value and our related allowance for returns at March 31, 2007 and December 31, 2006 by therapeutic categories is as follows:

Therapeutic Category by Company	March 31, 2007		% of Total
	Estimated Product in the Distribution Channel	Allowance for Returns
Doak Dermatologics, Inc.
Keratolytic	$ 4,719,000	$ 4,237,000	90%
Acne/Rosacea	16,524,000	12,435,000	75%
Actinic Keratoses	4,036,000	3,084,000	76%
Anesthetics	1,908,000	1,292,000	68%
Scalp	509,000	363,000	71%
Cosmeceuticals/Other	175,000	145,000	83%

Total	$27,871,000	$21,556,000	77%

Kenwood Therapeutics
Gastrointestinal	$ 4,740,000	$ 4,028,000	85%
Respiratory	523,000	449,000	86%
Nutritional/Other	109,000	79,000	72%

Total	$ 5,372,000	$ 4,556,000	85%

TOTAL	$33,243,000	$26,112,000	79%

	December 31, 2006
Therapeutic Category by Company	Estimated Product in the Distribution Channel	Allowance for Returns	% of Total
Doak Dermatologics, Inc.
Keratolytic	$ 5,459,000	$ 4,537,000	83%
Acne/Rosacea	17,317,000	11,956,000	69%
Actinic Keratoses	3,584,000	2,682,000	75%
Anesthetics	2,065,000	1,071,000	52%
Scalp	551,000	484,000	88%
Cosmeceuticals/Other	183,000	163,000	89%

Total	$29,159,000	$20,893,000	72%

Kenwood Therapeutics
Gastrointestinal	$ 6,064,000	$ 4,414,000	73%
Respiratory	880,000	833,000	95%
Nutritional/Other	303,000	208,000	69%

Total	$ 7,247,000	$ 5,455,000	75%

TOTAL	$36,406,000	$26,348,000	72%

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

        The estimated product in the distribution channel for the Company’s two largest wholesalers, Cardinal and McKesson, in the aggregate at March 31, 2007 was $16,942,000 compared to $20,512,000 at December 31, 2006. The estimated product in the distribution channel (including returns in transit) for Quality King and the non-reporting wholesalers and retailers was $55,000 and $16,245,000, respectively, at March 31, 2007 compared to $225,000 and $15,670,000, respectively, at December 31, 2006.

        In April 2007, we adopted a returns and inventory optimization plan in an attempt to reduce future returns. The plan of action includes the following:

•	Reducing wholesaler inventory to six weeks by June 30, 2007 and four weeks by December 31, 2007. In addition, reduce wholesaler inventory levels for products that have a greater risk of encountering generic competition, which includes ADOXA® 150mg, to three to four weeks, which we expect to accomplish by May 31, 2007.
•	Implement revised minimum shelf-life shipping requirements. The current plan is to ship up to 10 months prior to expiration for product that is manufactured with 18 month expiration dates, 12 to 15 months prior to expiration for product that is manufactured with 24 month expiration dates and 18 months prior to expiration for product that is manufactured with 30 to 60 expiration dates. As a result of this plan, we increased our inventory reserves by approximately $886,000 at March 31, 2007.
•	Optimizing product production planning to increase effective dating on manufactured products. We plan to conduct a cost/benefit analysis of our product production schedules in order to analyze the potential benefit of producing small size batches.

        The actions described above are an attempt to lower our future returns. We cannot, however, provide assurance that these actions will be successful in reducing future product returns or that they will not result in an increase in the Company’s out of stock position on any products.

        Allowance for rebates. At March 31, 2007, our rebate reserve was $5,044,000. Our contracts with Medicaid, other government agencies and managed care organizations commit us to providing those organizations with favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels and the amount of product in the distribution channel net of the return reserve, we provide an allowance for rebates. We monitor the rebate trends and adjust the rebate accrual to reflect the most recent rebate experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our rebate reserve at March 31, 2007 would increase or decrease by approximately $203,000.

        The Company’s reserve for rebates at March 31, 2007 was higher than the balance at March 31, 2006, primarily due to the timing of Medicaid rebate payments. Our provision for rebates as a percent of gross sales was 5% of gross sales for the three month period ended March 31, 2007 compared to 4% in the corresponding period last year.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to rebates relate to a current period or prior period. The requests for rebates do not provide the product lot number, which is our only method of relating product sales to a specific time period. For rebates, we apply specific percentages based on trailing historical experience.

        Our roll-forward of the allowances for rebates for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Allowance at January 1,*	$ 3,087,000	$ 5,032,000
Rebates processed in current period relating
to sales made in prior period	(538,000)	(3,529,000)

Current provision for rebates relating to
sales made in current period	2,495,000	1,731,000

Allowance at March 31,*	$ 5,044,000	$ 3,234,000

* Shown within accrued expenses.

        Allowance for Chargebacks. At March 31, 2007 our chargeback reserve was $105,000. Chargebacks are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies. Based upon our contracts and the most recent experience with respect to sales through this channel and the amount of product in the distribution channel net of the return reserve, we provide an allowance for chargebacks. We monitor the chargeback trends and adjust the chargeback accrual to reflect the most recent chargeback experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our chargeback reserve at March 31, 2007 would increase or decrease by approximately $53,000.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to chargebacks relate to a current period or prior period. The requests for chargebacks do not provide the product lot number, which is our only method of relating product sales to a specific time period. For chargebacks, we apply a specific percentages based on the trailing historical experience.

        Our roll-forward of the allowances for chargebacks for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Allowance at January 1,*	$ 135,000	$ 135,000
Chargebacks processed in current period relating
to sales made in current period (a)	(667,000)	(504,000)

Chargebacks processed in current period relating
to sales made in prior period (a)	(183,000)	(162,000)
Current provision for chargebacks relating to
sales made in current period	820,000	657,000

Allowance at March 31,*	$ 105,000	$ 126,000

*	Shown within accounts receivable.

(a)	Based upon receipt date of chargeback and the estimated level of inventory in the distribution channel.

        Goodwill and Intangible assets. We have made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We determine the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by us at the time of acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In addition, the fair value of certain amounts paid to third parties relating to product acquisitions or license agreements are recorded as intangible assets when we determine that technical feasibility for the acquired or licensed product has been established, which, for us, historically has been after the FDA has approved the product for commercialization.

        Under SFAS No. 142, which eliminated the amortization of purchased goodwill, goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the goodwill may be impaired. We performed the test at December 31, 2006 and noted that no impairment existed.

        Our intangible assets with definitive lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives. The Company evaluates long-lived assets, including intangible assets with definitive lives, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is no longer recoverable.

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

        When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of these factors, we first perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If the estimated undiscounted future cash flows from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

        Determining the fair value of intangible assets and estimating useful lives is inherently uncertain and subject to significant risks and uncertainties, and may be dependent, in significant part, on the success of our plans to launch new products, as well as successfully continue to promote existing products.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2007 and December 31, 2006, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income make it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income change in the future, we may be required to reduce deferred tax assets by a valuation allowance.

        Inventory valuation reserve. At March 31, 2007 our inventory valuation reserve was $1,828,000. We provide valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for estimated inventory obsolescence was calculated based upon specific review of the inventory expiration dates and the quantity on-hand at March 31, 2007 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

        Allowance for bad debts. At March 31, 2007, our allowance for bad debts was $2,035,000. Based upon specific analysis of our accounts receivable, including review of older account balances and account balances resulting in customer short pays, we maintain a reserve. The amount of actual customer defaults could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	100%	100%
Gross profit	82.3%	85.6%
Operating expenses	65.9%	79.7%
Operating income	16.4%	5.9%
Interest income	1.5%	1.2%
Interest expense	6.0%	6.1%
Income tax expense	5.2%	0.4%

Net income	6.7%	0.6%

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

        NET SALES for the three months ended March 31, 2007 were $37,803,000, representing an increase of $3,050,000, or approximately 9%, from $34,753,000 for the three months ended March 31, 2006. The following table sets forth certain net sales data for the periods indicated.

Therapeutic Category by Company Doak Dermatologics Dermatology & Podiatry	Three Months Ended
	March 31, 2007	March 31, 2006	Increase/ (Decrease)	% Change
Keratolytic	$ 4,868,000	$ 5,935,000	$(1,067,000)	(18)%
Acne/Rosacea	14,427,000	15,396,000	(969,000)	(6)%
Actinic Keratoses	5,334,000	4,107,000	1,227,000	30%
Anesthetics	1,638,000	1,413,000	225,000	16%
Scalp	283,000	392,000	(109,000)	(28)%
Cosmeceuticals	1,424,000	1,138,000	286,000	25%
Authorized Generic	269,000	966,000	(697,000)	(72)%
Other	95,000	56,000	39,000	70%

Total Doak Dermatologics	28,338,000	29,403,000	(1,065,000)	(4)%

Kenwood Therapeutics
Gastrointestinal	6,553,000	4,712,000	1,841,000	39%

Respiratory	2,513,000	290,000	2,223,000	767%
Nutritional	344,000	300,000	44,000	15%
Other	55,000	48,000	7,000	15%

Total Kenwood Therapeutics	9,465,000	5,350,000	4,115,000	77%

Total Bradley Pharmaceuticals, Inc.	$37,803,000	$34,753,000	$ 3,050,000	9%

        Doak Dermatologics’ Net Sales for the three months ended March 31, 2007, were $28,338,000, representing a decrease of $1,065,000, or approximately 4%, from $29,403,000 for the three months ended March 31, 2006. Net Sales declines in the keratolytic and acne/rosacea lines of products of $1,067,000 and $969,000, respectively, were partially offset by increases in the actinic keratoses line of products of $1,227,000 due to higher sales of SOLARAZE®. In the keratolytic line of products, a decrease in sales of the KERALAC® products of $2,246,000 was partially offset by higher sales of the CARMOL® products of $1,178,000. The acne/rosacea decrease included an aggregate decline in ADOXA® product sales of $3,036,000, as decreased sales of the 50mg, 75mg and 100mg tablets were partially offset by increased sales of the 150mg tablets (launched in the Fourth Quarter 2005). Partially offsetting these decreases were higher sales of the ZODERM® products of $1,132,000 and the ROSULA® products of $935,000. An aggregate increase in our other product lines of $441,000 was more than offset by lower revenue of $697,000 from authorized generics’, recorded pursuant to our authorized generic agreement with Par Pharmaceutical Companies, Inc.

        For the three months ended March 31, 2007, Kenwood Therapeutics’ Net Sales were $9,465,000, representing an increase of $4,115,000, or approximately 77%, from $5,350,000 for the three months ended March 31, 2006. The increase in Net Sales was primarily due to increases in both the respiratory and gastrointestinal lines of products of $2,223,000 and $1,841,000, respectively. The increase in the gastrointestinal line was led by an increase in ANAMANTLE® HC GEL (launched in the Second Quarter of 2006) of $2,362,000. The respiratory products’ increase was led by higher sales of the DECONAMINE® products of $1,755,000 which experienced increase market demand due to the loss of a competitor.

        A. Aarons first began selling products during the Third Quarter of 2006 and as discussed above the Company has recorded deferred revenue from these sales of $590,000 in accrued expenses at March 31, 2007, which represents the payments received from customers through that date. During 2006 and in the First Quarter of 2007, A. Aarons shipped approximately $268,000 and $2,022,000, respectively, of products at each product’s respective gross selling price. A. Aarons currently does not have an internal sales force and its selling activity is being conducted with the assistance of consultants.

        Historically, net sales have been negatively impacted by an increase in generic or therapeutically equivalent products competing on price. During the First Quarter of 2007, the Company experienced generic competition for the first time on ROSULA® NS and ZODERM® Redi-Pads. In addition, the Company has learned through industry intelligence that ANAMANTLE® HC GEL has experienced generic competition, which commenced during April 2007. The Company’s other products which have been negatively impacted by the introduction of generic competition are CARMOL®40 (Fourth Quarter 2003), ANAMANTLE® HC 14 (Fourth Quarter 2004), LIDAMANTLE® and LIDAMANTLE®HC (Fourth Quarter 2004), ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC® GEL and KERALAC® LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005), ADOXA® 75mg tablets (Third Quarter 2006), ANAMANTLE® HC FORTE (Third Quarter 2006), KERALAC® NAILSTIK (Third Quarter 2006), KERALAC® OINTMENT (Third Quarter 2006), PAMINE® 2.5mg and PAMINE® Forte (Fourth Quarter 2006). We expect our future sales of the above products to continue to be negatively impacted by generic or therapeutically equivalent products.

        As noted above, increases in our Net Sales for the First Quarter 2007 were substantially the result of increased sales of products which have no generic competition, such as SOLARAZE® and products which have only recently experienced generic competition, such as ANAMANTLE® HC GEL, ROSULA® NS and ZODERM® Redi-Pads. As with all products that experience generic competition, the Company expects that sales of ANAMANTLE® HC GEL, ROSULA® NS and ZODERM® Redi-Pads will be negatively impacted in future periods.

        First Quarter of 2007 net sales included $1,290,000 of product that was shipped at the end of the Fourth Quarter 2006 resulting from certain of our wholesalers having FOB Destination shipping terms. As of March 31, 2007, we had $3,960,000 of orders on backorder as a result of our being out of stock.

        Our gross prescription demand for the First Quarter 2007, based upon information received from Wolters Kluwer, was approximately $54,761,000. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the First Quarter 2007, were approximately $44,811,000. The approximate $9,950,000 difference between gross prescription demand and our gross prescription sales was primarily due to timing of customer purchases and Wolters Kluwer’s projected gross prescription demand being calculated based upon retail sale values.

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

        The following table summarizes the changes in the return reserve during the three months ended March 31, 2007 and 2006:

	2007	2006
Return reserve at January 1,	$ 26,348,000	$ 24,934,000
Product returns processed in the current
period related to prior period sales (a)	(6,796,000)	(5,722,000)
Product returns processed in the current
period related to current period sales (a)	(358,000)	(301,000)
Provision for returns relating to current
period sales	6,918,000	8,639,000

Return reserve at March 31,	$ 26,112,000	$ 27,550,000

(a)	Based upon our Returns Good Policy and our review of the average time between the sold product lot numbers and return product lot numbers.

        In the First Quarter of 2007 and 2006, we experienced increased actual product returns primarily as a result of increased competition from generic and therapeutically equivalent products that competed against our brands on price. The Company’s reserve for product returns at March 31, 2007 was lower than the balance at March 31, 2006 and its provision for returns as a percent of gross sales has decreased to 14% of gross sales for the three month period ended March 31, 2007 from 18% in the corresponding period last year, primarily due to a reduction in the need to record a provision for current sales due to a pre-established returns reserve in comparison to the estimated inventory in the channel. In addition to plans to introduce new, patent-protected products, the Company has began initiatives which include lowering customer inventory in the channel and optimizing product production planning to increase effective dating on manufactured products in order to ship products with increased shelf-life to wholesalers (see - Critical Accounting Policies-Allowance for Returns). The lowering of customer inventory may reduce sales in subsequent quarters or while the initiatives are being implemented.

        As of March 31, 2007, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products to be approximately 1.5 months for the primary wholesale customers and 0.6 months for all other locations compared to 1.7 and 0.6 months, respectively, at December 31, 2006. After applying the March 31, 2007 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.5 months.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in Net Sales from our products. If Net Sales of KERALAC™, ADOXA®, SOLARAZE®, ZODERM®, ROSULA®, ANAMANTLE®HC, PAMINE® or other Company products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those Net Sales, our Net Sales and profitability would decrease. Further, our net sales and profitability would be adversely affected if, for any reason, we were unable to launch VEREGEN™ or ELESTRIN™ during 2007.

        COST OF SALES, which is comprised primarily of product costs and royalties and excludes amortization of intangible assets related to acquired products, were $6,682,000 for the First Quarter of 2007, representing an increase of $1,676,000, or approximately 33%, from $5,006,000 for 2006. The increase in cost of sales was primarily due to the higher net sales and an increase in inventory reserves of $886,000, primarily the result of the Company’s returns and inventory optimization initiatives, including shipping products with increased shelf-life to its customers. Primarily due to the increase in inventory reserves, the gross profit percentage for the three months ended March 31, 2007 decreased to approximately 82% from 86% in the corresponding period of 2006.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2007 were $21,296,000, representing an increase of $1,403,000, or 7%, compared to $19,893,000 for the same period in the prior year. The increase in selling, general and administrative expenses reflects higher spending on salary and salary related expenses, primarily in the sales area, and higher professional fees related to the Company’s ongoing litigations. The increased costs were partially offset by decreased spending on advertising and promotion on the existing product lines in response to increased competition from generic and therapeutically equivalent products. In selling general and administrative expenses, the Company has recorded non-cash compensation expense of $833,000 and $927,000, respectively, for the three month periods ended March 31, 2007 and 2006 related to its adoption of SFAS No. 123R, “Stock-Based Compensation” on January 1, 2006. The following table sets forth the increase (decrease) in certain expenditures:

Change from the Three Months Ended March 31, 2007 in Comparison to March 31, 2006
Professional Fees	$ 1,036,000
Salary and Salary Related Expenses	790,000
Advertising and Promotional Costs	(744,000)
Other	321,000

        Selling, general and administrative expenses as a percentage of Net Sales were approximately 56% and 57%, respectively, for the three months ended March 31, 2007 and 2006. The percentages remained comparable despite increased spending on salary and salary related expenses and professional fees due to a proportionate increase in Net Sales.

        The lower advertising and promotional costs were partially offset by the start of promotional spending on ELESTRIN™ which is expected to increase in subsequent quarter along with promotional spending on VEREGEN™ as the Company prepares for the potential launch of these products later in the year. In connection with the launch of these products, we anticipate hiring approximately 20 additional Kenwood Therapeutics sales representatives during 2007 and incurring a corresponding amount of additional sales, marketing and related expenses.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 2007 were $2,928,000, representing an increase of $378,000, or 15% from $2,550,000 for the three months ended March 31, 2006 primarily due to additional amortization expense from intangibles recorded in the Fourth Quarter of 2006 pursuant to the BioSante and MediGene Agreements.

        RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 2007 were $680,000, representing a decrease of $4,583,000, or 87%, compared to $5,263,000 for the same period in the prior year. The decrease in research and development expenses relates to a $5,000,000 payment made to MediGene under the MediGene Agreement in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5,000,000 as a research and development payment during the First Quarter of 2006 since there was no FDA approval at the time of the payment.

        INTEREST INCOME for the three months ended March 31, 2007 was $554,000, representing an increase of $127,000 from $427,000 for the three months ended March 31, 2006, primarily due to higher cash balances and higher interest rates.

        INTEREST EXPENSE for the three months ended March 31, 2007 was $2,266,000, representing an increase of $152,000 from $2,114,000 for the three months ended March 31, 2006.

        INCOME TAX EXPENSE for the three months ended March 31, 2007 was $1,979,000, representing an increase of $1,830,000 from $149,000 for the three months ended March 31, 2006. The increase in income tax expense was due to an increase in income before income tax expense. The effective tax rates used to calculate the income tax expense for the three months ended March 31, 2007 and 2006 were approximately 44% and 42%, respectively. The higher rate in the most recent quarter reflects the Company’s adoption of FIN 48 on January 1, 2007.

        NET INCOME for the three months ended March 31, 2007 was $2,525,000, representing an increase of $2,320,000, or 1,132%, from $205,000 for the three months ended March 31, 2006. Net income as a percentage of Net Sales for the three months ended March 31, 2007 was 7%, representing an increase of approximately 6% compared to 1% for the three months ended March 31, 2006. The increase in net income in the aggregate was principally due to lower operating expenses of $2,802,000, which included a decrease in research and development expenses related to a payment of $5,000,000 made to pursuant to the MediGene Agreement and expensed in the First Quarter of 2006, partially offset by higher selling, general and administrative expenses and amortization costs as described above. In addition, the Net Sales increase over the prior period led to an increased gross margin contribution of $1,373,000.

        Doak’s net income for the three months ended March 31, 2007 was $962,000, representing an increase of $657,000, from net income of $305,000 for the three months ended March 31, 2006. Kenwood’s net income for the three months ended March 31, 2007 was $1,600,000, representing additional net income of $1,700,000, from a net loss of $100,000 for the three months ended March 31, 2006. A.Aarons, which began operations in the Third Quarter of 2006, had a net loss of $37,000 for the three months ended March 31, 2007.

Off Balance Sheet Arrangements

As of March 31, 2007, we did not have any off balance sheet arrangements.

Adoption of New Accounting Standards

        In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. On January 1, 2007, the Company’s adoption of FIN 48 resulted in an opening retained earnings adjustment of $3,500,000.

        In June 2006, the EITF issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue 06-3 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards

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

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments increased to $77,860,000 at March 31, 2007 from $71,693,000 at December 31, 2006. Cash provided by operating activities for the three months ended March 31, 2007 was $11,512,000. The sources of cash primarily resulted from net income of $2,525,000 plus non-cash charges for depreciation and amortization of $2,928,000; a decrease in accounts receivable of $4,582,000; a decrease in prepaid income taxes of $2,041,000; an increase in the rebate reserve of $1,957,000; non-cash share based compensation expense of $833,000; an increase in the inventory valuation reserve $886,000; an increase in accounts payable of $785,000, due to timing of vendor payments; non-cash charges for amortization of deferred financing costs of $464,000; an increase in allowance for doubtful accounts of $33,000; and an increase in the fee-for-service accrual under DSAs of $21,000. The sources of cash were partially offset by an increase of deferred tax assets of $1,611,000; a decrease in accrued expenses of $2,116,000; an increase in inventories of $1,274,000; an increase in prepaid expenses and other of $306,000; and a decrease in the return reserve of $236,000.

        Cash provided by investing activities for the three months ended March 31, 2007 was $681,000. The cash provided by investing activities was from sales of short-term investments-net of $709,000 partially offset by the purchase of property and equipment of $28,000.

        Cash used in financing activities or the three months ended March 31, 2007 was $5,316,000, due to a decrease in milestones payable of $6,863,000, recorded using an imputed interest rate of 7.35% to determine the principal owed to the Company, resulting from the March 2007 payment of $7,000,000 due BioSante for ELESTRIN™ and scheduled payments of $3,660,000 under our Facility’s (as described below) term note. These uses of cash were partially offset by proceeds from the exercise of stock options of $4,433,000 and a tax benefit due to exercise of non-qualified options of $774,000.

        The Company has a $110,000,000 credit facility, which we entered into on November 14, 2005, with a syndicate of lenders led by Wachovia Bank. Our Facility, which has been amended from time to time, is comprised of an $80,000,000 term loan and a $30,000,000 revolving line of credit. The Facility’s term loan and revolver both mature on November 14, 2010 and are secured by a lien upon substantially all of our assets, including those of our subsidiaries, and is guaranteed by our domestic subsidiaries.

        As of March 31, 2007, we had $65,340,000 million in borrowings under the Facility’s term loan outstanding and no amounts outstanding under the Facility’s revolving line of credit. Amounts outstanding under the Facility accrue interest at our choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the Facility are entitled to customary facility fees based on unused commitments under the Facility and outstanding letters of credit. At March 31, 2007, the effective interest rate accrued by us under the Facility was 9.32%.

        The financial covenants under the Facility require that we maintain (i) a leverage ratio (which is a ratio of funded debt of us and our subsidiaries to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which is a ratio of (A) consolidated EBITDA minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25 million of unrestricted cash and cash equivalents on our balance sheet at all times. Further, the Facility limits our ability to declare and pay cash dividends. As of March 31, 2007, the Company is in compliance with the financial covenants under the Facility.

        As a result of our classifying $10,500,000 of regulatory milestone payments we owed BioSante during 2007, $7,000,000 of which was paid in March 2007, as milestones payable at December 31, 2006, we triggered a technical default under the Facility. On March 9, 2007, we received a waiver of this default from our lenders under the Facility. Concurrently, our lenders agreed to, among other things, modify the definition of Consolidated EBITDA to add back the initial $3,500,000 payment made by the Company on account of ELESTRIN™ under the BioSante License during the Fourth Quarter of 2006 that the Company classified as an expense in accordance with U.S. GAAP, and further modify the definitions of Excess Cash Flow to exclude cash payments made with respect to Permitted Acquisitions and Permitted Acquisition and Scheduled Funded Debt Payments to permit the payment by the Company of its other obligations under the BioSante License. Further, pursuant to the March 9, 2007 waiver, the lenders had the option of not requiring the Excess Cash Flow principal prepayment due by March 31, 2007. The principal prepayment, which could have been up to $2,600,000, was included in current maturities of long-term debt at December 31, 2006. In March 2007, the lenders required and the Company paid $660,000 of this principal prepayment.

        As result of the waivers by our lenders of defaults under the Facility during 2006 and 2007, we have classified as a long-term liability $51,480,000 at March 31, 2007 that would have otherwise been shown as current as a result of the defaults. Based upon our current projections, we expect to be in default under the Fixed Coverage Charge Ratio set forth in the Facility beginning in the Third Quarter of 2007. As a result of the projected default, the desire to reduce the interest rates charged under the Facility and to provide us increased flexibility to potentially enter into future licensing, acquisition or other similar transactions, we currently expect to enter into a new credit facility prior to the Third Quarter of 2007.

        As a result of the FDA approving, in the Fourth Quarter of 2006, the marketing of ELESTRIN™ for the treatment of moderate to severe vasomotor symptoms, especially hot flashes, associated with menopause, we paid BioSante and its licensor a regulatory milestone payment of $7,000,000 in March 2007 and are required to pay an additional $3,500,000 in December 2007. At March 31, 2007, the remaining $3,500,000 regulatory milestone payment is non-interest bearing and classified as milestones payable of $3,252,000 utilizing an imputed interest rate of 7.35% to determine the principal owed. We utilized the same imputed interest rate to determine the principal owed of

$10,115,000 at December 31, 2006, which was recorded as milestones payable and a corresponding intangible asset during December 2006. We will commercialize ELESTRIN™ in the United States and expect to launch ELESTRIN™ during 2007. We have also agreed to pay BioSante a royalty on net sales and sales-based milestones.

As of March 31, 2007, we had the following contractual obligations and commitments:

Period	Operating Leases	ELESTRIN™ Payments	Senior Credit Facility (a)	Other Debt	Minimum Inventory Purchases (b)	Total Obligations and Commitments
April 1, 2007 to
Dec. 31, 2007	$1,540,000	$3,500,000	$14,264,000	$60,000	$ 2,339,000	$21,703,000
Fiscal 2008	1,827,000	—	21,449,000	—	3,872,000	27,148,000
Fiscal 2009	1,476,000	—	23,702,000	—	2,772,000	27,950,000
Fiscal 2010	962,000	—	18,715,000	—	1,253,000	20,930,000
Fiscal 2011	791,000	—	—	—	—	791,000
Thereafter	926,000	—	—	—	—	926,000

	$7,522,000	$3,500,000	$78,130,000	$60,000	$10,236,000	$99,448,000

(a)	Senior Credit Facility includes estimated interest expense based upon an estimated interest rate of 9.32%. The Senior Credit Facility bears interest at a variable rate (see Note P of the notes to our consolidated financial statements). For the purpose of estimating the future interest expense included above, we used the interest rate that was in effect at March 31, 2007.

(b)	For more information on minimum inventory purchases, see “Manufacturing and Supply Agreements” in Note K.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2006.

        We believe that our cash and cash equivalents and cash generated from operations together with funds available under the Facility and the expected new credit facility will be adequate to fund our current working capital requirements for at least the next twelve months, including the costs and expenses associated with our anticipated launches of VEREGEN™ and ELESTRIN™. However, if we make or anticipate significant acquisitions, or are unable to enter into a new credit facility, or are unable to obtain a waiver for the expected default under the fixed charge coverage ratio in the Third Quarter of 2007, we may need to raise additional funds through additional borrowings, by other means or the issuance of debt or equity securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the period from our fiscal year end, December 31, 2006, to the end of our first fiscal quarter, March 31, 2007, there have been no material changes in the information previously provided under “Part II, Item 7A: Qualitative and Quantitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        In connection with the preparation of the Form 10-Q for the period ended March 31, 2007, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Contract Disputes

        In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief for the Company. A June 11, 2007 trial date has been set with respect to this dispute. The Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert the Company’s counterclaims and demand for monetary damages. While the Company believes that it has meritorious defenses to the plaintiff’s allegations and valid bases to assert its counterclaims and demand for monetary damages, the Company accrued $500,000 as a probable settlement for this matter in the Fourth Quarter 2004.

        In addition, the Company and the licensor of one of the Company’s products currently disagree as to the interpretation of certain provisions in their license that relate to sales based milestones that may be payable by the Company. During the Fourth Quarter of 2006, the Company accrued $500,000 as a probable resolution of this contractual disagreement.

Shareholder Lawsuits

        The Company, along with certain of its officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants filed their response on April 2, 2007. On April 20, 2007, the court issued an order staying further deadlines in this matter pending the completion of mediation between the parties.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed its initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006 and their appeal papers on April 27, 2007. Defendants’ response is due on June 11, 2007.

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

        In response to a resignation letter sent to members of the Board of Directors on April 13, 2007, from an employee of the Company, the Audit Committee, with the assistance of its outside counsel, conducted an internal review of the matters set forth in the letter. The Audit Committee’s review was completed on May 8, 2007, and the results of that review were reported to the full Board of Directors, the SEC and the Company’s independent accountants. No matters from the review affected the financial statements or books and records of the Company.

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

Item 1A. Risk Factors

        There were no material changes in the information previously provided under “Part I, Item 1A: Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. Refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On October 27, 2004, the Company’s Board of Directors approved a program to repurchase up to $8,000,000 of the Company’s outstanding common stock, which program expired on October 26, 2006. During 2005 and 2004, the Company repurchased under the October 2004 approved program 14,000 and 22,000 shares at a cost of $209,000 and $414,000, respectively. During September 2004, the Company’s previously announced program to repurchase up to $4,000,000 of outstanding common stock expired. During 2004, prior to the plan’s expiration, the Company repurchased 20,000 shares at a cost of $418,000. The Facility permits the Company to repurchase up to $18,000,000 of its outstanding common stock through March 31, 2007, and up to $3,000,000 of its outstanding common stock during the remainder of the term of the Facility. The Company has not established a new repurchase program.

Item 3. Defaults Upon Senior Securities

        As of March 31, 2007, the Company is in compliance with the financial covenants under the Facility.

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

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)
Date: May 10, 2007	/s/ Daniel Glassman Daniel Glassman President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

