Form 10-Q
period 2007-06-30
BRADLEY PHARMACEUTICALS INC
filed 2007-08-09
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [_] Accelerated filer [ X ] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]No [ X ]

As of August 3, 2007, there were outstanding 16,521,249 shares of common stock, $.01 par value, and
429,752 shares of Class B common stock, $.01 par value.

1

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006 (a)
Assets
Current assets:
Cash and cash equivalents	$ 50,524,567	$ 39,608,987
Short-term investments	3,142,011	7,083,678
Accounts receivable, net of allowances	8,804,298	14,489,623
Inventories, net	9,195,634	6,881,218
Deferred tax assets	14,087,150	13,332,666
Prepaid expenses and other	2,143,705	2,100,487
Prepaid income taxes	668,283	4,934,119
Restricted cash and investments	25,000,000	—

Total current assets	113,565,648	88,430,778

Property and equipment, net	653,222	813,794
Intangible assets, net	160,466,627	165,985,767
Goodwill	27,478,307	27,478,307
Deferred financing costs	3,905,315	4,798,034
Restricted cash and investments	—	25,000,000
Other assets	16,229	16,229

Total assets	$306,085,348	$312,522,909

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ 62,429,965	$ 15,660,085
Milestone payable - ELESTRIN™	3,252,145	10,115,083
Accounts payable	9,144,533	4,948,754
Accrued expenses	37,795,301	38,728,413

Total current liabilities	112,621,944	69,452,335

Long-term liabilities:
Long-term debt, less current maturities	—	53,400,000
Deferred tax liabilities	795,257	2,054,145

Total long-term liabilities	795,257	55,454,145

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 2,000,000; issued – none	—	—
Common stock, $0.01 par value; authorized: 26,400,000 shares; issued 17,392,974
shares at June 30, 2007 and 16,965,578 shares at December 31, 2006	173,930	169,656
Class B common stock, $0.01 par value; shares authorized: 900,000; issued 429,752
shares at June 30, 2007 and at December 31, 2006	4,298	4,298
Additional paid-in capital	147,451,852	139,754,887
Retained earnings	48,329,193	50,977,625
Accumulated other comprehensive gain	54	1,143
Treasury stock – common stock – at cost; 877,058 shares at June 30, 2007 and
December 31, 2006	(3,291,180)	(3,291,180)

Total stockholders’ equity	192,668,147	187,616,429

Total liabilities and stockholders’ equity	$ 306,085,348	$ 312,522,909

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$ 32,158,640	$ 37,149,759	$ 69,961,597	$ 71,903,117
Cost of sales (1)	6,675,063	5,760,750	13,357,318	10,766,399

	25,483,577	31,389,009	56,604,279	61,136,718

Selling, general and administrative	22,990,033	19,038,088	44,286,288	38,931,586
Research and development	949,502	507,617	1,629,946	5,770,341
Depreciation and amortization	2,929,652	2,529,296	5,857,443	5,079,474
Interest income	(676,004)	(633,413)	(1,230,358)	(1,060,453)
Interest expense	2,285,991	2,084,091	4,552,399	4,198,107

	28,479,174	23,525,679	55,095,718	52,919,055

Income (loss) before
income tax expense (benefit)	(2,995,597)	7,863,330	1,508,561	8,217,663
Income tax expense (benefit)	(1,322,722)	3,302,000	656,884	3,451,000

Net income (loss)	$(1,672,875)	$ 4,561,330	$ 851,677	$ 4,766,663

Basic net income (loss) per
common share	$ (0.10)	$ 0.28	$ 0.05	$ 0.29

Diluted net income (loss) per common share	$ (0.10)	$ 0.28	$ 0.05	$ 0.29

Shares used in computing basic net income
(loss) per common share	16,900,000	16,400,000	16,730,000	16,390,000

Shares used in computing diluted net income
(loss) per common share	16,900,000	16,520,000	16,890,000	16,510,000

(1) Amounts exclude amortization of intangible assets related to acquired products.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock, $.01 par value		Class B common stock, $.01 par value		Additional paid- in capital	Accumulated other comprehensive gain (loss)	Retained earnings	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2006 (1)	16,965,578	$ 169,656	429,752	$ 4,298	$ 139,754,887	$ 1,143	$ 50,977,625	877,058	$ (3,291,180)	$ 187,616,429
Cumulative effect of adopting FIN 48,
net of tax (2)							(3,500,109)			(3,500,109)

Balance at January 1, 2007	16,965,578	169,656	429,752	4,298	139,754,887	1,143	47,477,516	877,058	(3,291,180)	184,116,320
Stock options exercised (3)	427,396	4,274			6,086,965					6,091,239
Non-cash share based compensation					1,610,000					1,610,000
Other comprehensive income:
Net income							851,677			851,677
Net unrealized loss on
available-for-sale securities						(1,089)				(1,089)

Total comprehensive income										850,588

Balance at June 30, 2007	17,392,974	$ 173,930	429,752	$ 4,298	$ 147,451,852	$ 54	$ 48,329,193	877,058	$ (3,291,180)	$ 192,668,147

(1)	Derived from audited financial statements.

(2)	For more information see NOTE C – Adoption of New Accounting Standards.

(3)	Amounts include tax benefits resulting from the exercise of stock options of $950,079 for the six months ended June 30, 2007.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$ 851,677	$ 4,766,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,857,443	5,079,474
Amortization of deferred financing costs	892,719	650,733
Deferred income taxes	(451,645)	864,419
Increase in allowance for doubtful accounts	506,398	201,238
Increase (decrease) in return reserve	(3,573,236)	2,122,741
Increase (decrease) in inventory valuation reserve	1,626,091	(177,252)
Increase (decrease) in rebate reserve	1,333,533	(1,596,586)
Increase (decrease) in fee-for-service	239,436	(473,393)
Non-cash share-based compensation expense	1,610,000	1,849,000
Changes in operating assets and liabilities:
Accounts receivable	4,939,495	(1,427,166)
Inventories	(3,940,507)	(90,860)
Prepaid expenses and other	(43,218)	98,205
Accounts payable	4,195,779	(1,941,541)
Accrued expenses	1,306,591	(956,496)
Prepaid income taxes	(796,003)	2,325,481

Net cash provided by operating activities	14,554,553	11,294,660

Cash flows from investing activities:
Sales of short-term investments- net	3,940,577	2,399
Release of a restriction of cash under the $110 million credit facility	—	14,865,603
Purchases of property and equipment	(177,731)	(40,772)

Net cash provided by investing activities	3,762,846	14,827,230

Cash flows from financing activities:
Payment of notes payable	—	(8,684)
Payment of the $110 million credit facility’s term loan	(6,630,120)	(4,000,000)
Payment for milestone payable-ELESTRIN™	(6,862,938)
Proceeds from exercise of stock options and warrants	5,141,160	54,140
Tax benefit due to exercise of non-qualified options and warrants	950,079	93,609
Payment of deferred financing costs	—	(520,000)

Net cash used in financing activities	(7,401,819)	(4,380,935)

(Continued)

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Net increase in cash and cash equivalents	10,915,580	21,740,955
Cash and cash equivalents at beginning of period	39,608,987	19,798,728

Cash and cash equivalents at end of period	$50,524,567	$41,539,683

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 2,708,366	$ 3,522,466

Income taxes	$ 1,087,056	$ 179,419

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Bradley Pharmaceuticals, Inc. and Subsidiaries (the “Company”, “Bradley”, “we”or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of June 30, 2007, and its results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

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

        The results reported for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B – Proposed Transaction

        On May 29, 2007, the Company announced that its Board of Directors had received a proposal on that date from a group of investors led by Daniel Glassman, founder, President and CEO of the Company and the holder of nearly all of the Company’s Class B common stock, to acquire all of the outstanding shares of Bradley common stock and Class B common stock for $21.50 per share in cash. According to the proposal letter, Mr. Glassman intends to reinvest a substantial portion of his equity ownership of the Company through this transaction. The proposal letter also states that Mr. Glassman has received indications of willingness from One Equity Partners LLC to provide the new cash equity and from Credit Suisse Securities (USA) LLC to underwrite the debt financing.

        The Bradley Board of Directors has formed a special committee of independent directors to consider the Company’s strategic alternatives, including Mr. Glassman’s proposal. The committee is composed of the three directors that are elected by the holders of the Company’s common stock, Mr. Seth W. Hamot, interim non-executive Chairman of the Board, Mr. Douglas E. Linton, Chairman of the Nominating and Corporate Governance Committee, and Mr. William J. Murphy, Chairman of the Audit Committee. The special committee has retained independent financial advisors and legal counsel to assist it in its work. At this time, there can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

NOTE C – Adoption of New Accounting Standards

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in an opening retained earnings adjustment of $3,500,000 (See NOTE L – Income Taxes).

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

NOTE D - Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted number of shares outstanding adjusted for dilutive common equivalent shares from stock options and warrants. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic shares	16,900,000	16,400,000	16,730,000	16,390,000
Dilution:
Stock options and warrants	—	120,000	160,000	120,000

Diluted shares	16,900,000	16,520,000	16,890,000	16,510,000

Net income (loss), as reported	$(1,673,000)	$ 4,561,000	$ 852,000	$ 4,767,000

Basic income per share	$ (0.10)	$ 0.28	$ 0.05	$ 0.29

Diluted income per share	$ (0.10)	$ 0.28	$ 0.05	$ 0.29

        In addition to stock options and warrants included in the above computation, for both the three and six months ended June 30, 2007, options to purchase 203,100 shares of common stock at prices ranging from $20.31 to $27.12 per share were outstanding and not included for the purpose of calculating per share amounts. Further, in addition to stock options and warrants included in the above computation for the three and six months ended June 30, 2006, options to purchase 1,149,118 and 1,467,118 shares of common stock at prices ranging from $13.41 to $27.12 and $12.86 to $27.12 per share were outstanding and not included, respectively. In addition, as a result of the Company’s net loss during the three months ended June 30, 2007, stock options and warrants to purchase 120,739 shares of common stock with exercise prices less than the average stock price during the period were not included. These options were excluded from the calculation of diluted earnings per share for the applicable periods because the exercise price of the option was greater than the average market price of the common shares or because of the anti-dilutive impact on the calculation of certain options associated with unrecognized compensation and related tax benefits.

NOTE E – Comprehensive Income

        Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Comprehensive income (loss):
Net income (loss)	$(1,673,000)	$4,561,000	$ 852,000	$4,767,000
Other comprehensive income (loss):
Net unrealized gain (loss) on
available for sale securities	—	1,000	(1,000)	2,000

Comprehensive income (loss)	$(1,673,000)	$4,562,000	$ 851,000	$4,769,000

NOTE F – Business Segment Information

        The Company’s three reportable segments are Doak Dermatologics (dermatology and podiatry), Kenwood Therapeutics (gastrointestinal, women’s health, respiratory, nutritional and other) and A.Aarons (generic), which began operations in the Second Quarter of 2006. Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology and women’s health; and A.Aarons’products are the generic versions of some of Doak Dermatologics’ and Kenwood Therapeutics’ products.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The reportable segments are distinct business units with no inter-segment sales. The following information about the three segments is for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales:
Doak Dermatologics, Inc.	$ 24,594,000	$27,781,000	$ 52,932,000	$57,184,000
Kenwood Therapeutics	6,310,000	9,369,000	15,775,000	14,719,000
A.Aarons	1,255,000	—	1,255,000	—

	$ 32,159,000	$37,150,000	$ 69,962,000	$71,903,000

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 2,460,000	$ 2,246,000	$ 4,919,000	$ 4,492,000
Kenwood Therapeutics	470,000	283,000	938,000	587,000
A.Aarons	—	—	—	—

	$ 2,930,000	$ 2,529,000	$ 5,857,000	$ 5,079,000

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income (loss) before income tax (benefit):
Doak Dermatologics, Inc.	$ (141,000)	$ 6,121,000	$ 1,576,000	$ 6,647,000
Kenwood Therapeutics	(2,957,000)	1,742,000	(103,000)	1,571,000
A.Aarons	102,000	—	36,000	—

	$(2,996,000)	$ 7,863,000	$ 1,509,000	$ 8,218,000

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ (69,000)	$ 2,571,000	$ 686,000	$ 2,791,000
Kenwood Therapeutics	(1,299,000)	731,000	(45,000)	660,000
A.Aarons	45,000	—	16,000	—

	$(1,323,000)	$ 3,302,000	$ 657,000	$ 3,451,000

Net income (loss):
Doak Dermatologics, Inc.	$ (72,000)	$ 3,550,000	$ 890,000	$ 3,856,000
Kenwood Therapeutics	(1,658,000)	1,011,000	(58,000)	911,000
A.Aarons	57,000	—	20,000	—

	$(1,673,000)	$ 4,561,000	$ 852,000	$ 4,767,000

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$ 23,969,000	$27,111,000	$ 51,566,000	$55,903,000
Other countries	625,000	670,000	1,366,000	1,281,000

	$ 24,594,000	$27,781,000	$ 52,932,000	$57,184,000

Kenwood Therapeutics
United States	$ 6,154,000	$ 9,237,000	$ 15,398,000	$14,461,000
Other countries	156,000	132,000	377,000	258,000

	$ 6,310,000	$ 9,369,000	$ 15,775,000	$14,719,000

A.Aarons
United States	$ 1,255,000	—	$ 1,255,000	—
Other countries	—	—	—	—

	$ 1,255,000	—	$ 1,255,000	—

Dermatology and podiatry	24,594,000	$27,781,000	52,932,000	$57,184,000
Gastrointestinal	4,955,000	7,840,000	11,508,000	12,552,000
Respiratory	(63,000)	1,035,000	2,450,000	1,325,000
Nutritional	859,000	444,000	1,203,000	744,000
Other	559,000	50,000	614,000	98,000
A.Aarons	1,255,000	—	1,255,000	—

	$ 32,159,000	$37,150,000	$ 69,962,000	$71,903,000

	June 30, 2007	December 31, 2006
Total Assets:
Doak Dermatologics, Inc.	$181,132,000	$185,291,000
Kenwood Therapeutics	15,197,000	15,297,000
A.Aarons	1,464,000	571,000
*Unallocated assets	108,292,000	111,364,000

	$306,085,000	$312,523,000

*	Unallocated assets include cash and cash equivalents, short-term investments, accounts receivable, deferred tax assets, prepaid expenses and other, prepaid income taxes, deferred financing costs and restricted cash and investments.

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

        The following is a summary of available-for-sale securities at June 30, 2007:

	Cost	Gross Unrealized Gain/(Loss)	Fair Value
Municipal bonds	$28,142,000	$ —	$28,142,000

Total available-for-sale securities	$28,142,000	$ —	$28,142,000

        The following is a summary of available-for-sale securities at December 31, 2006:

	Cost	Gross Unrealized Gain	Fair Value
Municipal bonds	$32,083,000	$1,000	$32,084,000

Total available-for-sale securities	$32,083,000	$1,000	$32,084,000

        During the three and six months ended June 30, 2007 and 2006, the Company did not have gross realized losses on sales of available-for-sale securities. The net adjustments to unrealized gains/losses during the three and six months ended June 30, 2007 on available-for-sale securities included in accumulated other comprehensive gain totaled zero and a loss of $1,000, respectively, compared to gains of $1,000 and $2,000 in the corresponding periods of 2006. The Company views its available-for-sale securities as available for current operations.

        The amortized costs and estimated fair values of the available-for-sale securities at June 30, 2007 and December 31, 2006, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	June 30, 2007		December 31, 2006
Available-for-sale	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$ 9,000	$ 9,000	$ 8,000	$ 9,000
Due after one year through two years	—	—	—	—
Due after two years	28,133,000	28,133,000	32,075,000	32,075,000

Total	$28,142,000	$28,142,000	$32,083,000	$32,084,000

        As of June 30, 2007 and December 31, 2006, the Company had a restriction on the ability to use its short-term investments arising from the $110,000,000 credit facility (See NOTE Q – Senior Credit Facility). The total amount of restricted cash and investments from the $110,000,000 credit facility at June 30, 2007 and December 31, 2006, was $25,000,000 at the end of each period. In August 2007, the Company used the restricted cash, along with a portion of its cash and cash equivalents, to pay the remaining balance of $62,370,000 due under the credit facility as of June 30, 2007. As a result, restricted cash and investments are classified as current assets and long-term debt is reflected as a current liability in the accompanying balance sheet as of June 30, 2007. The following table exhibits the application of the restriction on the short-term investments at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Unapplied short-term investments	$ 28,142,000	$ 32,084,000
Amount of short-term investments
applied to restricted cash and investments	(25,000,000)	(25,000,000)

Short-term investments	$ 3,142,000	$ 7,084,000

NOTE H – Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. Four customers accounted for an aggregate of approximately 87% of the Company's gross trade accounts receivable at June 30, 2007. On a gross trade accounts receivable basis, Cardinal Health, Inc. (“Cardinal”) owed approximately $6,443,000 to the Company, or 49% of accounts receivable, McKesson Corporation (“McKesson”) owed approximately $2,907,000 to the Company, or 22% of accounts receivable, AmerisourceBergen Corporation (“AmerisourceBergen”) owed approximately $1,373,000 to the Company, or 10% of accounts receivable and Kinray, Inc. (“Kinray”) owed approximately $797,000 to the Company, or 6% of accounts receivable. At December 31, 2006, four customers accounted for an aggregate of approximately 97% of the Company’s gross trade accounts receivable. Of these customers, Cardinal, McKesson, Kinray and AmerisourceBergen owed approximately $7,614,000, or 44%, $7,520,000, or 43%, $1,642,000, or 9% and $1,254,000, or 7%, respectively, of the gross trade accounts receivable to the Company on December 31, 2006.

        The following table presents a summary of sales to the Company’s largest customers, who are wholesalers, during the three and six months ended June 30, 2007 and 2006 as a percentage of the Company’s total gross sales:

	Three Months Ended		Six Months Ended
Customer*	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
AmerisourceBergen	15%	13%	14%	13%
Cardinal	33%	35%	32%	40%
McKesson	32%	34%	35%	30%

Total	80%	82%	81%	83%

*	No other customer had a percentage of the Company’s total gross sales greater than 5% during the three and six months ended June 30, 2007 and 2006 except for Kinray, which was approximately 6% during the three months ended June 30, 2007.

        Accounts receivable balances at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Accounts receivable:
Trade	$13,200,000	$17,418,000
Other	459,000	1,380,000

	13,659,000	18,798,000

Less allowances:
Chargebacks	90,000	135,000
Discounts	239,000	392,000
Fee-for-service	2,018,000	1,779,000
Doubtful accounts	2,508,000	2,002,000

	4,855,000	4,308,000

Accounts receivable, net of allowances	$ 8,804,000	$14,490,000

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

        The Company has Distribution and Service Agreements (“DSAs”) with three of its customers, McKesson, Cardinal and Kinray. DSAs are a result of the wholesalers shifting from the “buy and hold” model (i.e., wholesalers purchasing in bulk in anticipation of price increases or in exchange for discounts) to the “fee-for-service” model (i.e., where pharmaceutical providers pay wholesalers a fee for the service of distributing the pharmaceutical provider’s products) in an effort to align wholesaler purchasing patterns with end-user demand. The terms of the DSAs require the Company to pay fees to Cardinal, McKesson and Kinray, which are offset by any price appreciation of the inventory that Cardinal, McKesson and Kinray have on-hand and also by any discounts that the Company gives to Cardinal, McKesson and Kinray for new product promotions. In return, Cardinal, McKesson and Kinray are obligated to maintain their respective inventory levels of the Company’s products to the agreed upon months-on-hand and to provide the Company with monthly inventory and sales reports. The Company records fees-for-service as deductions from gross sales in its consolidated statements of income.

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

NOTE I – Inventories

        The Company purchases raw materials and packaging components for some of its third party manufacturing vendors. The Company uses these third party manufacturers to manufacture and package finished goods held for sale, takes title to certain finished inventories once manufactured, and warehouses such goods until final distribution and sale. Finished goods consist of saleable products that are primarily held at a third party warehouse. Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

        Inventory balances at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Finished goods	$ 9,117,000	$ 6,472,000
Raw materials	2,647,000	1,351,000
Valuation reserve	(2,568,000)	(942,000)

Inventories, net	$ 9,196,000	$ 6,881,000

        Inventories increased from year end due to the purchase of new products and the timing of purchases of existing products. Primarily as a result of our inventory optimization plan and generic competition on ADOXA® 150 mg, the Company’s inventory reserves increased $1,626,000 during the six months ended June 30, 2007 (See

- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies).

NOTE J – Accrued Expenses

        Accrued expenses balances at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Employee compensation and benefits	$ 2,558,000	$ 2,942,000
Rebate payable	1,373,000	2,116,000
Rebate liability	4,420,000	3,087,000
Deferred revenue	786,000	57,000
Return reserve	22,775,000	26,348,000
Professional fees and legal settlement reserves	2,549,000	1,680,000
Royalty payable	1,276,000	1,974,000
Interest payable on term loan	1,212,000	266,000
Other	846,000	258,000

Accrued expenses	$37,795,000	$38,728,000

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

        The Company began selling generic versions of certain of its products through its A. Aarons subsidiary during the Third Quarter of 2006 but had not recognized any revenue from these sales through the First Quarter of 2007 because we did not have sufficient historical data in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” in order to accrue and reserve for returns of A. Aarons’ products. In addition, the prescription data at that time did not support sufficient resales to the end user and we did not have sufficient customer payments for product shipped. During 2006 and for the first six months of 2007, A. Aarons shipped approximately $268,000 and $5,598,000, respectively, of products at each product’s respective gross selling price. In the Second Quarter of 2007, the Company recorded revenues of $1,255,000 from these sales based on prescription data and cash collections, while not recording

$3,929,000, at gross sales value, for the estimated product remaining in the channel at June 30, 2007. At June 30, 2007, the Company recorded $786,000 in accrued expenses, $585,000 of which is related to shipments of A. Aarons’ products and represents the payments received from customers through that date on sales that were not yet recognized.

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

        The professional fees and legal settlement reserves include legal and accounting fees and Company’s estimate for potential settlements and the resolution of contractual disagreements (see NOTE P – Commitments and Contingencies).

NOTE K – Milestone Payable

        On November 7, 2006, the Company entered into an agreement (the “BioSante Agreement”) with BioSante Pharmaceuticals (“BioSante”) to market its estradiol transdermal gel, ELESTRIN™(estradiol), in the United States. In consideration for the grant of the Company’s right to market ELESTRIN™, the Company paid BioSante and its licensor for ELESTRIN™ an aggregate of $3,500,000 during October 2006, which was expensed as research and development during the Fourth Quarter of 2006 because there was no FDA approval of the product at that time. Subsequently on December 18, 2006, the FDA approval of ELESTRIN™ triggered milestones payable to BioSante and its licensor for ELESTRIN ™ pursuant to the BioSante Agreement of $7,000,000, which was paid by the Company in March 2007, and $3,500,000 due in December 2007. The milestones payable are non-interest bearing. At December 31, 2006, the Company utilized an imputed interest rate of 7.35% to determine the principal owed at that time of $10,115,000, which was recorded as a milestone payable and corresponding intangible asset. At June 30, 2007, the milestone payable was $3,252,000 following the Company’s first quarter payment of $7,000,000.

NOTE L – Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On June 30, 2007 and December 31, 2006, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income makes it more likely than not that such deferred tax assets will be realized. If the Company’s current projection of future taxable income changes, the Company may be required to reduce deferred tax assets by a valuation allowance.

        The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open, which included years 2002 through 2006. As a result of the implementation of FIN 48, the Company recognized increases of $5,062,000 in income taxes payable for unrecognized tax liabilities and $1,562,000 in long-term deferred tax assets and a decrease of $3,500,000 in retained earnings at January 1, 2007.

        The Company’s FIN 48 adjustment includes approximately $1,155,000 for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

        In the Second Quarter and for the six months ended June 30 2007, the Company recognized an income tax benefit of $416,000, net of related federal and state tax benefits, because the statute of limitations expired related to certain tax positions taken by the Company without the relevant taxing authority examining the applicable returns. These amounts were partially offset by additional interest and penalties for the three and six months ended June 30, 2007 of $406,000 and $432,000, respectively, net of related federal and state tax benefits, related to all tax positions for which the statute of limitations remained open.

        The Company is subject to income taxes in the U.S. federal jurisdiction and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

        The Company is currently under examination by several state jurisdictions for years prior to 2005. The Company expects those examinations to be concluded in the next 12 months. Additionally, the statute of limitations in some jurisdictions will expire in the next 12 months.

        As a result of the adoption of FIN 48, the Company’s effective tax rate for the three and six months ended June 30, 2007 was approximately 44% in both periods. The Company’s effective tax rate was estimated to be approximately 42% for the three and six month periods ended June 30, 2006.

NOTE M – Incentive and Non-Qualified Stock Option Plan

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A summary of the Company’s stock option activity during the six months ended June 30, 2007 and 2006 is as follows:

	2007				2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding,
January 1	1,651,717	$13.95			1,875,189	$13.76

Granted	136,950	20.12			26,900	12.77
Exercised	(427,396)	12.03			(25,000)	2.17

Canceled
or forfeited	(170,877)	16.97			(78,397)	15.41

Outstanding
June 30	1,190,394	$14.92	6.99	$8,500,000	1,798,692	$13.85	6.28	$747,000

Vested and
expected to
vest, June 30	1,074,142	$14.88	6.86	$7,753,000	1,665,599	$13.77	6.17	$714,000

Exercisable,
June 30	511,510	$14.95	6.08	$3,869,000	758,019	$13.23	3.48	$742,000

        There were 427,396 and 25,000 options exercised during the six month periods ended June 30, 2007 and 2006, respectively, the total intrinsic values of which were approximately $3,085,000 and $243,000 for the respective periods. Additionally, the weighted average, grant date fair value of options granted during the six months ended June 30, 2007 and June 30, 2006 was approximately $9.45 per share and $7.15 per share, respectively, using the Black-Scholes Option Valuation Model.

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

        All options issued during the six months ended June 30, 2007 and 2006 were at or above the market price on the date of grant. The fair value of each option grant for the six months ended June 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes Option Valuation Model with the following assumptions:

	Six Months Ended
	June 30, 2007		June 30, 2006
Risk-free interest rate	4.54%-4.81%		4.51%-4.78%
Expected option life in years
Directors and officers	5.0	Years	6.0	Years
Others	4.0	Years	4.5	Years
Expected stock price volatility	52%-56%		65%
Expected dividend yield	0.0%		0.0%

        The Company recognized stock-based compensation pursuant to SFAS No. 123R of $777,000 ($661,000, or $0.04 per share and on a fully diluted basis, net of tax) and $922,000 ($819,000, or $0.05 per share and on a fully diluted basis, net of tax) for the three months ended June 30, 2007 and 2006, respectively, which was charged to selling, general and administrative expenses. The effect on income from recognizing stock-based compensation for the six months ended June 30, 2007 and 2006 was $1,610,000 ($1,351,000, or $0.08 per share on a fully diluted basis, net of tax) and $1,849,000 ($1,643,000, or $0.10 per share on a fully diluted basis, net of tax), respectively, which was also charged to selling, general and administrative expenses.

        Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company realized tax benefits from the exercise of stock options during the six months ended June 30, 2007 and 2006 of $950,000 and $94,000, respectively.

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of June 30, 2007 and 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans was $4,912,000 and $7,099,000, respectively. These expenses are recognized over a weighted average period of 24 and 27 months, respectively, assuming no changes to the underlying assumptions. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $151,000 and $347,000, respectively. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $449,000 and $535,000, respectively.

        Unvested options as of June 30, 2007 and 2006, and changes in such options during the six month periods then ended are summarized below:

	2007		2006
	Number of Options	Weighted-Average Grant Date Fair Value Per Share	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Unvested Balance, January 1	711,290	$ 9.22	1,107,256	$ 9.58
Granted	136,950	9.45	26,900	7.15
Vested	(39,550)	11.36	(39,839)	13.36
Expired or forfeited	(129,806)	8.01	(53,744)	14.77

Unvested Balance, June 30	678,884	$ 9.08	1,040,573	$ 9.39

NOTE N – Related Party Transactions

Transactions With Shareholders and Officers

        The Company currently leases approximately 33,000 square feet of office space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2013. The owner and manager of this property is a limited liability company (“LLC”) that is owned and controlled by the Glassman family. The purpose of the LLC is to own and manage the property at 383 Route 46 West. The lease agreement obligates the Company to pay 3% increases in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $166,000 and $156,000 for the three months ended June 30, 2007 and 2006, respectively and $332,000 and $300,000 for the six months ended June 30, 2007 and 2006, respectively. As of December 31, 2006, the assets of the LLC were approximately $1,600,000 and the estimated liabilities were $1,400,000. Daniel Glassman, the Company’s Chief Executive Officer and President, and Iris Glassman, a former officer and member of the Company’s Board of Directors and spouse of Daniel Glassman own 10% and their children, including Bradley Glassman, Senior Vice President Sales and Marketing of the Company, own 90% of this LLC.

NOTE O – New Accounting Standards

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

NOTE P – Commitments and Contingencies

1. Legal Proceedings

Contract Disputes

        In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief for the Company. During June 2007, the parties settled this dispute and released all claims against each other. In consideration for this settlement and the release of all claims against the Company, the Company paid plaintiff in this action $675,000. The Company had previously reserved $500,000 as an estimated settlement amount with respect to this lawsuit and recorded an additional $175,000 in selling, general and administrative expenses in the Second Quarter of 2007.

        In addition, the Company and the licensor of one of the Company’s products currently disagree as to the interpretation of certain provisions in their license that relate to sales based milestones that may be payable by the Company. During the Fourth Quarter of 2006, the Company accrued $500,000 as a probable resolution of this contractual disagreement.

Shareholder Lawsuits

        The Company, along with certain of its officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants filed their response on April 2, 2007. On April 23, 2007, the court issued an order staying further deadlines in this matter pending the completion of mediation between the parties. The mediation was held on June 13, 2007, but a resolution has not been reached.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed its initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006 and their appeal papers on April 27, 2007. Briefing on the appeal was completed on June 21, 2007. A panel has not been appointed and no court date has been set for the appeal to be heard.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. After the Company and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. The Company and the individual defendants have filed a motion to dismiss the alleged derivative complaint in its entirety with prejudice. The Court has not yet ruled on the Company’s motion to dismiss this case.

        Five complaints have been filed in connection with Daniel Glassman’s May 29, 2007 public announcement disclosing his intent to propose an acquisition of the Company’s outstanding shares. The complaints allege that the genesis and consideration of this proposal are breaches of the Board of Directors’ fiduciary duties and that the proposed transaction does not meet the entire fairness standard. The complaints seek, among other relief, to enjoin defendants from further breaching their fiduciary duties and from consummating the proposal. Four of those complaints are styled as class actions and were filed in the Law or Chancery divisions in New Jersey state court. The fifth complaint is styled as both a class and derivative action and was filed in the United States District Court of New Jersey. Upon agreement of the parties, an order was entered in the federal action extending defendants’ time to respond until September 10, 2007. On July 26, 2007, the parties in the state actions filed a stipulation requesting an order (1) consolidating the actions into one action in the Chancery Division and appointing lead counsel and (2) declaring that defendants do not need to respond to the state court complaints hereto filed.

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

        In response to a resignation letter sent to members of the Board of Directors on April 13, 2007 from an employee of the Company, the Audit Committee, with the assistance of its outside counsel, conducted an internal review of the matters set forth in the letter and matters related to the resignation of Dr. Leonard S. Jacob, the Company’s former Chairman of the Board. The Audit Committee’s review was completed on May 8, 2007, and the results of that review were reported to the full Board of Directors, the SEC and the Company’s independent accountants. The result of that review had no impact on the financial statements of the Company. During the Second Quarter of 2007, the Company incurred legal costs of approximately $1,485,000 related to this process, which were charged to selling, general and administrative expenses.

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

NOTE Q – Senior Credit Facility

        On August 3, 2007, the Company entered into an amended and restated credit facility, or the New Facility, with a syndicate of lenders led by Wachovia Bank. The New Facility, which replaced the Facility (as defined below), provides for a $15,000,000 revolving line of credit that is secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. The Company currently has no outstanding debt under the New Facility.

        Amounts outstanding under the New Facility will accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus an applicable percentage ranging from .75% to 1.25% based on the Company’s leverage ratio, as defined in the amended and restated credit agreement or (ii) a rate equal to the sum of the applicable LIBOR rate plus an applicable percentage ranging from 1.75% to 2.25% based on the Company’s leverage ratio, as defined in the amended and restated credit agreement. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

        The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) an interest coverage ratio (which is a ratio of consolidated EBITDA to consolidated interest expense) greater than or equal to 3.00 to 1.00; and (iii) consolidated capital expenditures at less than or equal to $5,000,000 during each fiscal year and all consolidated capital expenditures made during the term of the amended and restated credit agreement at less than $12,500,000. The New Facility also limits the Company’s ability to declare and pay cash dividends.

        Prior to August 3, 2007, the Company operated under a $110,000,000 credit facility, or the Facility, with a syndicate of lenders also led by Wachovia Bank, which had been amended from time to time. The Facility was comprised of an $80,000,000 term loan and a $30,000,000 revolving line of credit secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and was guaranteed by the Company’s domestic subsidiaries.

        Amounts outstanding under the Facility accrued interest at the Company’s choice from time to time of either (i) the alternate base rate (which was equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the Facility were entitled to customary facility fees based on unused commitments and outstanding letters of credit. At June 30, 2007, the effective interest rate accrued by the Company was 11.25%

        The financial covenants under the Facility required that the Company maintain (i) a leverage ratio (which was a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which was a ratio of (A) consolidated EBITDA, minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25,000,000 of unrestricted cash and cash equivalents on its balance sheet at all times. Further, the Facility limited the Company’s ability to declare and pay cash dividends. As of June 30, 2007, the Company was not in compliance with the fixed charge coverage ratio required in the financial covenants under the Facility.

        On August 3, 2007, concurrently with the closing of the New Facility, the Company repaid the outstanding principal balance of $62,370,000 under its previous Facility, which was classified as current maturities of long-term debt at June 30, 2007. The Board determined that the repayment was an appropriate use of the Company’s existing cash and cash equivalents based on the Board’s desire, among other things, to reduce the Company’s interest expense. In addition, the Company will write-off $3,256,000 in deferred financing costs in the Third Quarter of 2007 related to the payment of the outstanding balance under the Facility.

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

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors”included in our Annual Report on Form 10-K for the year ended December 31, 2006 or in this Form 10-Q under Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise contained in this Form 10-Q constitute “forward-looking statements”within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to in-license, develop and launch new and enhanced products with long-term intellectual property protection or other significant barriers to market entry, such as VEREGEN™;
•	our ability to maintain or increase sales and to launch VEREGEN™ at the end of 2007;
•	the outcome of the evaluation by the special committee of independent directors of the Company’s strategic alternatives, including the proposal from a group of investors led by Daniel Glassman, founder, President and CEO of the Company and the holder of nearly all of the Company’s Class B common stock, to acquire all of the outstanding shares of Bradley common stock and Class B common stock;
•	our ability to compete in the marketplace against generic or therapeutically equivalent products;
•	our ability to estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to continue to develop products organically with longer lifecycles and to extend indications for our current product portfolio;

•	our ability to secure regulatory consents and approvals, if necessary, for new products;
•	our ability to expand existing partnerships and joint venture relationships with biotechnology companies and foster new strategic alliances designed to deliver a stronger product portfolio;
•	our reliance on third party manufacturers and suppliers;
•	our ability to react to changes in governmental regulations affecting products we market;
•	our estimates of future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;
•	our ability to implement the returns and inventory optimization plan timely, if at all;
•	our ability to favorably resolve state and federal shareholder derivative and federal securities class action lawsuits;
•	our ability to maintain adequate inventory levels;
•	our ability to satisfy the covenants contained in our new senior credit facility;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to achieve our initiatives to enhance corporate governance and long-term stockholder value;
•	our ability to refinance indebtedness, if required;
•	our ability to reduce product returns; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q.

        In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,”“could,” “would,” “predicts,”“potential,” “continue,” “expects,”“anticipates,” “future,” “intends,”“plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, perception of current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A of Part II of this Form 10-Q.

        No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. Except as required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

        We are a specialty pharmaceutical company that acquires, develops and markets prescription and over-the-counter products in niche therapeutic markets, including dermatology, podiatry, gastroenterology and women’s health. Our business strategy contemplates our:

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

        We have two primary business segments, Doak Dermatologics, specializing in therapies for dermatology and podiatry, and Kenwood Therapeutics, providing gastroenterology, women’s health, respiratory and other internal medicine brands. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products. At July 30, 2007, Doak Dermatologics had a dedicated sales force of 127 professional sales representatives, while Kenwood Therapeutics had a dedicated sales force of 61 professional sales representatives. We also launched our A. Aarons subsidiary in 2006, which is focused on marketing authorized generic versions of Doak’s and Kenwood’s products, in an effort to maintain market share when our products encounter generic competition.

        Following our business strategy of in-licensing and bringing to market products with long-term intellectual property protection or other significant barriers to market entry and bringing to market brands that fill unmet patient needs, the Company launched ELESTRIN™ (estradiol gel 0.06%) through its Kenwood Therapeutics Division in June 2007. ELESTRIN™ is an effective, low dose transdermal estrogen therapy that was approved by the FDA in December 2006 for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. Bradley in-licensed the product from BioSante Pharmaceuticals late in 2006 and has exclusive marketing rights for ELESTRIN™ in the United States. ELESTRIN™ is patent protected until 2022 (additional pending patent applications may extend the patent life) giving the product significant intellectual property protection. In order to support the ELESTRIN™ launch and, later in the year, the VEREGEN™ launch, the Company increased Kenwood’s sales force to 61 representatives at July 30, 2007 and will incur a corresponding amount of additional sales, marketing and related expenses in subsequent periods.

        As part of this strategy, the Company also entered into an agreement in 2006 with MediGene AG (“MediGene”) to commercialize VEREGEN™, a new drug indicated for the treatment of external genital and perianal warts. VEREGEN™ is patented through 2017 (additional pending patent applications may extend the patent life) giving the product significant intellectual property protection. We currently expect to launch VEREGEN™ at the end of 2007. VEREGEN™ will be promoted to physicians by both our Doak Dermatologics and Kenwood Therapeutics sales forces. Our plan to grow net sales and profitability in the future would be adversely affected if, for any reason, we were unable to launch VEREGEN™ on a timely basis.

        Our business strategy also focuses on developing products internally with longer lifecycles and extending indications for our current product portfolio. In executing this strategy we launched three new line extensions, PERANEX™ HC CREAM, KEROL™ TOPICAL SUSPENSION and ROSULA®CLARIFYING WASH™, late in the Second Quarter of 2007. PERANEX™ HC CREAM, marketed by the Company’s Kenwood Therapeutics division, is the first product in a new line of anorectal treatments used for the anti-inflammatory and anesthetic relief of itching, pain, soreness and discomfort due to hemorrhoids, anal fissures, pruritus ani and similar conditions of the anal area. KEROL™ TOPICAL SUSPENSION (50% Urea), marketed by Doak Dermatologics, is an addition to the line of KEROL™ REDI-CLOTHS keratolytic moisturizers and is indicated for the treatment of hyperkeratotic conditions such as dry, rough skin, dermatitis, psoriasis, xerosis, ichthyosis, eczema, keratosis pilaris, keratosis palmaris, keratoderma, corns and calluses. ROSULA® CLARIFYING WASH™ (sodium sulfacetamide 10% and sulfur 4%) is the fourth product launched under the ROSULA® brand and is indicated for the treatment of acne vulgaris, acne rosacea and seborrrheic dermatitis. Although there can be no assurance, the Company expects revenues from these products to increase in future periods.

        In June 2007, the Company launched its authorized generic version for ADOXA® 150 mg doxycycline monohydrate tablets through a licensing and distribution agreement with Par Pharmaceutical Companies, Inc. (“Par”) in response to generic competition. Par began immediate shipments of the product and will split the profits from its sales with the Company pursuant to the agreement. The Company expects that its sales of ADOXA® 150 mg tablets, which represented approximately 19% of our 2006 net sales, will be significantly reduced in subsequent quarters and will not be fully offset by the expected increase in revenues from Par.

        In April 2007, the Company implemented an inventory optimization plan designed to reduce future returns by decreasing customer inventory in the channel and to ship products with increased shelf-life to wholesalers by optimizing product production planning, which is described under “Critical Accounting Policies”. The Company believes the implementation of the plan contributed to lower revenues in the Second Quarter of 2007 compared to the net sales in more recent quarters. As outlined in the table below, gross prescription demand has outpaced sales in the most recent quarters, indicating a portion of the demand was satisfied by inventory in the channel rather than through new sales. Pursuant to this plan the Company estimates it has reduced inventory of all products in the distribution channel from $36,400,000 at December 31, 2006 to $33,243,000 at March 31, 2007 and to $27,432,000 at June 30, 2007. The following table is a comparison of the gross prescription demand, gross prescription sales, our returns provision and net sales for the last six quarters.

	Q106	Q206	Q306	Q406	Q107	Q207
Gross prescription demand (1)	$46,873,000	$46,705,000	$47,878,000	$50,353,000	$54,761,000	$53,238,000
Gross prescription sales (2)	$45,000,000	$44,000,000	$45,000,000	$48,000,000	$44,811,000	$36,535,000
Returns provision (3)	$ 8,639,000	$ 8,027,000	$ 5,996,000	$ 8,719,000	$ 6,918,000	$ 2,550,000
Net sales (3)	$34,753,000	$37,150,000	$35,204,000	$37,699,000	$37,803,000	$32,159,000

(1) As reported by Wolters Kluwer, a third party provider of prescription data. Wolters Kluwer’s projected gross prescription demand is calculated based upon estimated retail sales value.

(2) The Company’s actual results. Gross prescription sales are based upon actual gross prescription sales at current gross selling prices and do not include charges for discounts, returns, chargebacks and rebates and do not include sales of the Company’s over-the-counter products.

(3) The Company’s actual results. Net sales includes sales of both prescription and over-the-counter products and include charges for discounts, returns, chargebacks and rebates.

        We derive a majority of our net sales from our core branded products: ADOXA®, KERALAC®/ KEROL™, SOLARAZE®, ZODERM®, LIDAMANTLE®, ROSULA®, PAMINE®, ANAMANTLE®HC and FLORA-Q®. These core branded products accounted for a total of approximately 79% and 87% of our net sales for the six months ended June 30, 2007 and for fiscal year 2006, respectively. Of these core products, only SOLARAZE®, KEROL™ and FLORA-Q® currently do not face some sort of competition from generic or therapeutically equivalent products.

        With the exception of SOLARAZE® and ELESTRIN™, which are patented through at least 2014 and 2022, respectively, and potential products expected to be launched in the future including VEREGEN™, which is patented through at least 2017, there is no meaningful intellectual property or proprietary protection for our other material branded pharmaceutical products, including ADOXA®, and competing generic or therapeutically equivalent versions for most of these other products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic or therapeutically equivalent products. Since 2004, our net sales have been negatively impacted by the onset and increase in generic or therapeutically equivalent products competing on price with our brands. Increased competition from the sale of generic or therapeutically equivalent products may cause a further decrease in sales that would have an adverse effect on our business, financial condition and results of operations. As a result of increased generic competition, the execution of Distribution Service Agreements (DSAs) with three of our wholesale customers, two of whom are our two largest customers, and a change in these customers’ market dynamics, we have also experienced an increase in product returns. Our branded products for which there are no generic or therapeutically equivalent forms may also face competition from different therapeutic treatments used for the same indications for which our branded products are used.

        On May 29, 2007, the Company announced that its Board of Directors had received a proposal on that date from a group of investors led by Daniel Glassman, founder, President and CEO of the Company and the holder of nearly all of the Company’s Class B common stock, to acquire all of the outstanding shares of Bradley common stock and Class B common stock for $21.50 per share in cash. According to the proposal letter, Mr. Glassman intends to reinvest a substantial portion of his equity ownership of the Company through this transaction. The proposal letter also states that Mr. Glassman has received indications of willingness from One Equity Partners LLC to provide the new cash equity and from Credit Suisse Securities (USA) LLC to underwrite the debt financing.

        The Bradley Board of Directors has formed a special committee of independent directors to consider the Company’s strategic alternatives, including Mr. Glassman’s proposal. The committee is composed of the three directors that are elected by the holders of the Company’s common stock, Mr. Seth W. Hamot, interim non-executive Chairman of the Board, Mr. Douglas E. Linton, Chairman of the Nominating and Corporate Governance Committee, and Mr. William J. Murphy, Chairman of the Audit Committee. The special committee has retained independent financial advisors and legal counsel to assist it in its work. At this time, there can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

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

        Other than A. Aarons’ sales, we do not provide any forms of price protection to wholesale customers other than a contractual right to three wholesale customers (who together accounted for 80% of our gross sales in the first six months of 2007) that our price increases and product purchase discounts offered during a specified twelve-month period will allow for inventory of our products then held by these wholesalers to appreciate in the aggregate. We do not, however, guarantee that our wholesale customers will sell our products at a profit.

        The Company began selling generic versions of certain of its products through its A. Aarons subsidiary during the Third Quarter of 2006 but had not recognized any revenue from these sales through the First Quarter of 2007 because we did not have sufficient historical data in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” in order to accrue and reserve for returns of A. Aarons’ products. In addition, the prescription data at that time did not support sufficient resales to the end user and we did not have sufficient customer payments for product shipped. During 2006 and for the first six months of 2007, A. Aarons shipped approximately $268,000 and $5,598,000, respectively, of products at each product’s respective gross selling price. In the Second Quarter of 2007, the Company recorded revenues of $1,255,000 from these sales based on prescription data and cash collections, while not recording $3,929,000, at gross sales value, for the estimated product remaining in the channel at June 30, 2007. At June 30, 2007, the Company has recorded deferred revenue of $786,000 in accrued expenses, $585,000 of which is related to shipments of A. Aaron product and represents the payments received from customers through that date on sales that were not yet recognized.

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

        Prior to entering our first DSA in the First Quarter of 2005, we followed the industry practice of offering customers pricing incentives to ensure that supplies in the distribution channel would be sufficient to avoid lack of stock. Although these promotions caused wholesaler buying spikes, we believe the channel was not inflated. Based upon our review of the wholesaler inventory that is available to us, we believe the level of product in the channel at June 30, 2007 is approximately 1.4 months for the primary wholesale customers and 0.8 months for all other locations compared to 1.7 and 0.9 months, respectively, at December 31, 2006. Subsequent to entering the DSAs, we only offer customary new product launch incentives. When we launch new products we disclose those sales under “Results of Operations.” We record our incentive sales in the period in which the related products are shipped or delivered, net of applicable allowances.

        At June 30, 2007 our return reserve was $22,775,000. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates – We track actual returns by product. We determine the provision for our current sales using actual return rates. Our actual returns by therapeutic category for the three and six months ended June 31, 2007 and 2006 are detailed below.

•	Level of product in the distribution channel – We analyze and utilize wholesale inventory reports provided to us by our largest wholesale customers. In particular, the wholesale inventory reports provide us the current wholesaler demand by product and actual product inventory held by the same wholesaler. We also estimate the level of product in the distribution channel held by small wholesale customers and retail chains that do not provide us inventory reports based upon discussions with them and our actual sales to these locations. Based upon gathering the information of the non-reporting inventory locations, we estimate the additional weeks of product at these locations. If our estimate for the non-reporting locations, a component of our allowance for returns, were different by one week of demand, our return reserve at June 30, 2007 would increase or decrease by approximately $1,649,000. We believe a difference of one week of demand for the non-reporting locations is not reasonably likely but is possible due to the subjective nature of this estimate. The estimate for the non-reporting locations is based upon oral communications we have had with some of our retail chain customers.
•	We also estimate product returns in-transit that are not included in the wholesale inventory reports and not received by us for processing based upon discussions we have with our return processor and our customers. For the June 30, 2007 allowance for returns, we used actual subsequent returns and estimated the time between when the customer removes our product from their inventory and the time we record the return credit. If our estimate for product returns in-transit, based upon actual subsequent returns, is different by one week, our return reserve at June 30, 2007 would increase or decrease by approximately $276,000. We believe a difference of one week for the returns in-transit is not reasonably likely but is possible due to the subjective nature of this estimate. The estimate for the returns in-transit is based upon oral communications we have had with some of our larger wholesale customers, wholesale customers’ return processing centers and our outsourced return processing center. The level of product in the distribution channel is used to determine the maximum return exposure and is compared against the product return reserve created by utilizing the actual return rate trends. The estimated return value at June 30, 2007 of all our products in the distribution channel was approximately $27,432,000 compared to $33,243,000 at March 31, 2007 and $36,400,000 at December 31, 2006. Our estimated return value of all our products in the distribution channel and our related allowance for returns at June 30, 2007 by therapeutic categories is below.
•	Estimated shelf life – We track our returns by lot numbers and compare the lot numbers to when a range of sales may have occurred to determine an estimated average shelf life. We use this historical average as part of our overall process of estimating future returns.

•	Current and projected demand – We utilize prescription demand data provided by Wolters Kluwer, an industry standard third party source, and wholesale inventory reports provided by our wholesale customers.
•	Competitive or generic products that may erode current demand – For competitive product launches, including generics, we utilize our historical experience of competitive product/ generic intrusion to estimate our return reserve allowance.
•	New product launches – For our new product launches, we utilize our historical experience of new product sales in comparison to the same new product returns to estimate our return reserve allowance.

        Our actual returns by therapeutic category for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended		Six months ended		*Range of Expiration Periods (in years)
Therapeutic Category by Company	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Doak Dermatologics, Inc.

Keratolytic	$ 681,000	$2,589,000	$ 1,902,000	$ 4,557,000	2

Acne/Rosacea	3,656,000	3,064,000	7,942,000	4,829,000	1.5 – 2

Actinic Keratoses	196,000	632,000	467,000	1,064,000	2 – 2.5

Anesthetics	407,000	942,000	726,000	1,684,000	2 – 3

Scalp	108,000	157,000	338,000	251,000	2

Cosmeceuticals/ Other	59,000	40,000	95,000	82,000	2-3

Total	$5,107,000	$7,424,000	$11,470,000	$12,467,000

Kenwood Therapeutics
Gastrointestinal	$ 666,000	$ 726,000	$ 1,289,000	$ 1,453,000	2
Respiratory	89,000	306,000	229,000	522,000	2 – 5
Nutritional	25,000	64,000	53,000	101,000	2 – 3

Total	$ 780,000	$1,096,000	$ 1,571,000	$ 2,076,000

TOTAL	$5,887,000	$8,520,000	$13,041,000	$14,543,000

*	Based upon date of manufacture to labeled expiration date.

        The Company’s focus on decreasing inventory in the channel pursuant to its inventory optimization plan has contributed to a decrease in the actual returns in the three and six months ended June 30, 2007, in comparison to the same period of the prior year.

        Our actual return credits issued to our customers for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended		Six months ended
Customer	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
AmerisourceBergen Corp.	$ 439,000	$ 589,000	$ 966,000	$ 1,117,000
Cardinal Health, Inc.	2,422,000	3,678,000	5,595,000	7,193,000
McKesson Corporation	2,810,000	3,968,000	6,018,000	5,724,000
Kinray	31,000	34,000	80,000	70,000
Others	185,000	251,000	382,000	439,000

TOTAL	$5,887,000	$8,520,000	$13,041,000	$14,543,000

        Our estimate of all our products in the distribution channel at an estimated return value and our related allowance for returns at June 30, 2007 and December 31, 2006 by therapeutic categories is as follows:

June 30, 2007
Therapeutic Category by Company	Estimated Product in the Distribution Channel	Allowance for Returns	% of Total
Doak Dermatologics, Inc.
Keratolytic	$ 4,481,000	$ 3,903,000	87%
Acne/Rosacea	12,022,000	10,894,000	91%
Actinic Keratoses	2,764,000	2,692,000	97%
Anesthetics	1,480,000	1,412,000	95%
Scalp	332,000	260,000	78%
Cosmeceuticals/Other	184,000	122,000	66%

Total	$21,263,000	$19,283,000	91%

Kenwood Therapeutics
Gastrointestinal	$ 4,713,000	$ 2,984,000	63%
Respiratory	317,000	296,000	93%
Nutritional/Other	1,139,000	212,000	19%

Total	$ 6,169,000	$ 3,492,000	57%

TOTAL	$27,432,000	$22,775,000	83%

December 31, 2006
Therapeutic Category by Company	Estimated Product in the Distribution Channel	Allowance for Returns	% of Total
Doak Dermatologics, Inc.
Keratolytic	$ 5,459,000	$ 4,537,000	83%
Acne/Rosacea	17,317,000	11,956,000	69%
Actinic Keratoses	3,584,000	2,682,000	75%
Anesthetics	2,065,000	1,071,000	52%
Scalp	551,000	484,000	88%
Cosmeceuticals/Other	183,000	163,000	89%

Total	$29,159,000	$20,893,000	72%

Kenwood Therapeutics
Gastrointestinal	$ 6,064,000	$ 4,414,000	73%
Respiratory	880,000	833,000	95%
Nutritional/Other	303,000	208,000	69%

Total	$ 7,247,000	$ 5,455,000	75%

TOTAL	$36,406,000	$26,348,000	72%

        Without utilizing assumptions, we cannot currently specify when actual returns relate to a current period or prior period due to the nature of the sales process. Therefore, we use a number of assumptions when calculating our reserve estimates based upon the following circumstances. We primarily sell our products to wholesalers. The wholesalers maintain inventory of products consistent with their industry practices and perceived business interests. The wholesalers resell their inventory of products to pharmacies, which may also maintain an inventory of product. Thus, the date on which we sell the product to the wholesaler may be different from the date of sale to the end-user. We produce our product in quantity “lots” that we believe best optimize our purchasing power in light of estimated demand. We retain lot information on product delivered to our customers. Each lot produced fills a number of customer orders, often spanning a number of months that may not coincide with our financial reporting periods. When our customers return product, they do not usually specify the original sales date, but we can see and track the respective product lots. We make assumptions in filling orders at the wholesalers. We know the quantity sold from each lot and apply this historical lot information on product sales to determine future potential returns. We also apply third party prescription data and information from our largest wholesalers and we make adjustments for estimated product in the return channels in order to provide consistent cut-off periods with the reports received from our largest wholesalers. Using this information, we estimate returns on a quarterly basis.

        Our roll-forward of the allowances for returns is included in “Results of Operations.”

        The estimated product in the distribution channel for the Company’s two largest wholesalers, Cardinal and McKesson, in the aggregate at June 30, 2007 was $12,247,000 compared to $16,942,000 at March 31, 2007 and $20,512,000 at December 31, 2006. The estimated product in the distribution channel (including returns in transit) for Quality King and the non-reporting wholesalers and retailers was $55,000 and $15,130,000, respectively, at June 30, 2007 compared to $55,000 and $16,245,000, respectively, at March 31, 2007 and $225,000 and $15,670,000, respectively, at December 31, 2006.

        In April 2007, we adopted a returns and inventory optimization plan in an attempt to reduce future returns. The plan of action included the following:

•	Reducing wholesaler inventory to six weeks by June 30, 2007 and four weeks by December 31, 2007. At June 30, 2007, the Company reduced inventory in the channel to approximately six weeks as planned. In addition, we reduced wholesaler inventory levels for products that have a greater risk of encountering generic competition, which includes ADOXA® 150 mg tablets, to approximately four weeks at June 30, 2007.
•	Implementing revised minimum shelf-life shipping requirements. The current plan is to ship up to 10 months prior to expiration for product that is manufactured with 18 month expiration dates, 12 to 15 months prior to expiration for product that is manufactured with 24 month expiration dates and 18 months prior to expiration for product that is manufactured with 30 to 60 months expiration dates. As a result of this plan and generic competition on ADOXA® 150 mg, we reserved for approximately $1,519,000 and $2,407,000, respectively, in inventory during the three and six months ended June 30, 2007.
•	Optimizing product production planning to increase effective dating on manufactured products. We are conducting a cost/benefit analysis of our product production schedules in order to analyze the potential benefit of producing small size batches.

        The actions described above are an attempt to lower our future returns. Due to these efforts, our returns provision as a percentage of gross sales was reduced for the three and six months ended June 30, 2007 to 7% and 11%, respectively, from 17% and 18% in the corresponding periods of 2006. We cannot, however, provide assurance that these trends will continue, or that our actions will continue to be successful in reducing future product returns or that they will not result in an increase in the Company’s out-of- stock position on any of our products.

        Allowances for rebates. At June 30, 2007, our rebate reserve was $4,420,000. Our contracts with Medicaid, other government agencies and managed care organizations commit us to providing those organizations with favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels and the amount of product in the distribution channel net of the return reserve, we provide an allowance for rebates. We monitor the rebate trends and adjust the rebate accrual to reflect the most recent rebate experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our rebate reserve at June 30, 2007 would increase or decrease by approximately $233,000.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to rebates relate to a current period or prior period. The requests for rebates do not provide the product lot number, which is our only method of relating product sales to a specific time period. For rebates, we apply specific percentages based on trailing historical experience.

        Our roll-forward of the allowances for rebates for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended
	2007	2006
Allowance at April 1*,	$ 5,044,000	$ 3,234,000
Rebates processed in current period relating to sales made
in prior period	(3,960,000)	(839,000)
Current provision for rebates relating to sales made in
current period	3,336,000	1,040,000

Allowance at June 30*,	$ 4,420,000	$ 3,435,000

	Six Months Ended
	2007	2006
Allowance at January 1*,	$ 3,087,000	$ 5,032,000
Rebates processed in current period relating to sales made
in prior period	(2,651,000)	(3,528,000)
Rebates processed in current period relating to sales made
in current period	(1,847,000)	(839,000)

Current provision for rebates relating to sales made in
current period	5,831,000	2,770,000

Allowance at June 30*,	$ 4,420,000	$ 3,435,000

*	Shown within accrued expenses.

        Allowances for Chargebacks. At June 30, 2007 our chargeback reserve was $90,000. Chargebacks are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies. Based upon our contracts and the most recent experience with respect to sales through this channel and the amount of product in the distribution channel net of the return reserve, we provide an allowance for chargebacks. We monitor the chargeback trends and adjust the chargeback accrual to reflect the most recent chargeback experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our chargeback reserve at June 30, 2007 would increase or decrease by approximately $52,000.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to chargebacks relate to a current period or prior period. The requests for chargebacks do not provide the product lot number, which is our only method of relating product sales to a specific time period. For chargebacks, we apply a specific percentage based on the trailing historical experience.

        Our roll-forward of the allowances for chargebacks for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended
	2007	2006
Allowance at April 1,*	$ 105,000	$ 126,000
Chargebacks processed in current period relating to sales made in
prior period (a)	(283,000)	(222,000)
Chargebacks processed in current period relating to sales made in
current period (a)	(261,000)	(352,000)
Current provision for chargebacks relating to sales made in
current period	529,000	548,000

Allowance at June 30,*	$ 90,000	$ 100,000

	Six Months Ended
	2007	2006
Allowance at January 1,*	$ 135,000	$ 135,000
Chargebacks processed in current period relating to sales made in
prior period (a)	(236,000)	(193,000)
Chargebacks processed in current period relating to sales made in current period (a)
	(1,158,000)	(1,047,000)
Current provision for chargebacks relating to sales made in
current period
	1,349,000	1,205,000

Allowance at June 30,*	$ 90,000	$ 100,000

*	Shown within accounts receivable.
(a)	Based upon receipt date of chargeback and the estimated level of inventory in the distribution channel.

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2007 and December 31, 2006, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income make it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income change in the future, we may be required to reduce deferred tax assets by a valuation allowance.

        Inventory valuation reserve. At June 30, 2007 our inventory valuation reserve was $2,568,000. As a result of our inventory optimization plan and generic competition on ADOXA® 150 mg, the Company reserved for approximately $1,519,000 and $2,407,000, respectively, in inventory during the three and the six months ended June 30, 2007. We provide valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for estimated inventory obsolescence was calculated based upon specific review of the inventory expiration dates and the quantity on-hand at June 30, 2007 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the statement of income (loss) in the period of the change.

        Allowance for bad debts. At June 30, 2007, our allowance for bad debts was $2,508,000. Based upon specific analysis of our accounts receivable, including review of older account balances and account balances resulting in customer short pays, we maintain a reserve. The amount of actual customer defaults could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Gross profit	79%	85%	81%	85%
Operating expenses	84%	59%	74%	69%
Operating income (loss)	(4)%	25%	7%	16%
Interest income	2%	2%	2%	1%
Interest expense	7%	6%	7%	6%
Income tax expense (benefit)	(4)%	9%	1%	5%

Net income (loss)	(5)%	12%	1%	7%

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

        NET SALES for the three months ended June 30, 2007 were $32,159,000, representing a decrease of $4,991,000, or approximately 13%, from $37,150,000 for the three months ended June 30, 2006. The following table sets forth certain net sales data for the periods indicated.

Therapeutic Category by Company Doak Dermatologics Dermatology & Podiatry	Three Months Ended
	June 30, 2007	June 30, 2006	Increase/ (Decrease)	% Change
Keratolytic	$ 5,431,000	$ 6,041,000	$ (610,000)	(10)%
Acne/Rosacea	8,787,000	12,675,000	(3,888,000)	(31)%
Actinic Keratoses	7,156,000	5,936,000	1,220,000	21%
Anesthetics	1,357,000	1,158,000	199,000	17%
Scalp	159,000	396,000	(237,000)	(60)%
Cosmeceuticals	1,175,000	1,032,000	143,000	14%
Authorized Generic	505,000	455,000	50,000	11%
Other	24,000	88,000	(64,000)	(73)%

Total Doak Dermatologics	$ 24,594,000	$27,781,000	$(3,187,000)	(11)%

Kenwood Therapeutics
Gastrointestinal	$ 4,955,000	$ 7,840,000	$(2,885,000)	(37)%
Respiratory	(63,000)	1,035,000	(1,098,000)	(106)%
Nutritional	859,000	444,000	415,000	93%
Other	559,000	50,000	509,000	NA

Total Kenwood Therapeutics	$ 6,310,000	$ 9,369,000	$(3,059,000)	(33)%

A. Aarons	$ 1,255,000	$ —	$ 1,255,000	NA

Total Bradley Pharmaceuticals, Inc.	$ 32,159,000	$37,150,000	$(4,991,000)	(13)%

        Doak Dermatologics’ net sales for the three months ended June 30, 2007, were $24,594,000, representing a decrease of $3,187,000, or approximately 13%, from $27,781,000 for the three months ended June 30, 2006. Net sales declines in the acne/rosacea and keratolytic lines of products of $3,888,000 and $610,000, respectively, were partially offset by increases in the actinic keratoses line of products of $1,220,000 due to higher sales of SOLARAZE®. The acne/rosacea decrease included an aggregate decline in ADOXA® product sales of $4,114,000, as sales of the 50mg, 75mg and 100mg tablets continue to decrease and the Company began to experience generic competition for the first time in the Second Quarter 2007 on the 150mg tablets. As part of the acne/rosacea line of products, the Company launched ROSULA® CLARIFYING WASH™ late in the Second Quarter of 2007, which totaled $249,000 in net sales for the quarter. In the keratolytic line of products, a decrease in sales of the KERALAC® products of $1,517,000 was partially offset by higher sales of the CARMOL® products of $907,000. As part of the keratolytic line of products, the Company launched KEROLTM

TOPICAL SUSPENSION late in the Second Quarter of 2007, which totaled $313,000 in net sales for the quarter.

        For the three months ended June 30, 2007, Kenwood Therapeutics’net sales were $6,310,000, representing a decrease of $3,059,000, or approximately 33%, from $9,369,000 for the three months ended June 30, 2006. The decrease in net sales was primarily due to decreases in both the gastrointestinal and respiratory lines of products of $2,885,000 and $1,098,000, respectively. The decrease in the gastrointestinal line was led by a decrease in the PAMINE® product line of $2,821,000. Additionally, decreases in the ANAMANTLE® HC product family of $1,464,000 were partially offset by the launch of a new line extension, PERANEX™ HC CREAM, which totaled $919,000 in net sales for the quarter. The respiratory products’ decrease was led by lower sales of the DECONAMINE® products of $855,000, which the Company has on backorder due to an inability to secure active ingredient. The decreases noted above were partially offset by sales of ELESTRIN™ of $586,000, which was launched late in the Second Quarter 2007.

        In the Second Quarter of 2007, the Company recorded revenues of $1,255,000 from A. Aarons generic product sales based on prescription data and cash collections, while not recording $3,929,000, at gross sale value, for the estimated product remaining in the channel at June 30, 2007. A. Aarons currently does not have an internal sales force and its selling activity is being conducted with the assistance of consultants.

        Historically, net sales have been negatively impacted by an increase in generic or therapeutically equivalent products competing on price. The Company experienced generic competition for the first time on ADOXA® 150 mg tablets and ANAMANTLE® HC GEL during the Second Quarter of 2007 and on ROSULA®NS and ZODERM® Redi-Pads during the First Quarter of 2007. The Company’s other products which have recently been negatively impacted by the introduction of generic competition are ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC® GEL and KERALAC® LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA®AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005), ADOXA®75mg tablets (Third Quarter 2006), ANAMANTLE® HC FORTE (Third Quarter 2006), KERALAC® NAILSTIK (Third Quarter 2006), KERALAC® OINTMENT (Third Quarter 2006), PAMINE® 2.5mg and PAMINE® Forte (Fourth Quarter 2006). We expect our future sales of the above products to continue to be negatively impacted by generic or therapeutically equivalent products.

        As noted above, increases in net sales of certain products for the Second Quarter 2007 were substantially from those that have no generic competition, such as SOLARAZE® and ELESTRIN™. As with all products that experience generic competition, the Company expects that sales of products that have only recently experienced generic competition, including ADOXA®150mg tablets, ANAMANTLE® HC GEL, ROSULA® NS and ZODERM®Redi-Pads will continue to be negatively impacted in future periods.

        As noted above, our net sales for the three months ended June 30, 2007 included certain new product launches. Some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        Our gross prescription demand for the Second Quarter of 2007, based upon information received from Wolters Kluwer, was approximately $53,238,000. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the Second Quarter of 2007, were approximately $36,535,000. Contributing to the approximate difference of $16,703,000 between gross prescription demand and our gross prescription sales are the following factors: 1) Wolters Kluwer’s projected gross prescription demand is calculated based upon retail sales value while our gross prescription sales are based upon our current gross selling prices; and 2) the timing of our customer purchases, including the effect of our inventory optimization plan, which the Company believes has resulted in a portion of the demand being satisfied by inventory in the channel rather than through new sales.

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

        The following table summarizes the changes in the return reserve during the three months ended June 30, 2007 and 2006:

49

	2007	2006
Return reserve at March 31,	$ 26,112,000	$ 27,550,000
Product returns processed in the current period
related to prior period sales (a)	(5,770,000)	(8,350,000)
Product returns processed in the current period
related to current period sales (a)	(117,000)	(170,000)
Provision for returns relating to current period sales	2,550,000	8,027,000

Return reserve at June 30,	$ 22,775,000	$ 27,057,000

(a)	Based upon our Returns Good Policy and our review of the average time between the sold product lot numbers and return product lot numbers.

        The Company’s reserve for product returns at June 30, 2007 was lower than the balance at June 30, 2006 and its provision for returns as a percent of gross sales has decreased to 7% of gross sales for the three month period ended June 30, 2007 from 18% in the corresponding period last year. This decrease was primarily due to a reduction in the need to record a provision for current sales due to a pre-established returns reserve in comparison to the estimated inventory in the channel. In addition to plans to introduce new, patent-protected products, the Company has implemented initiatives that include lowering customer inventory in the channel and optimizing product production planning to increase effective dating on manufactured products in order to ship products with increased shelf-life to wholesalers (see - “Critical Accounting Policies-Allowance for Returns”). The Company believes that the decrease in customer inventory has contributed to lower revenues in the current quarter and could also reduce sales in subsequent quarters or while the initiatives continue to be implemented.

        As of June 30, 2007, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products to be approximately 1.4 months for the primary wholesale customers and 0.8 for all other locations compared to 1.5 months for the primary wholesale customers and 0.9 months for all other locations as of March 31, 2007 and 1.7 months for the primary wholesale customers and 0.9 months for all other locations at December 31, 2006. After applying the June 30, 2007 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.4 months.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in net sales from our products. If net sales of KERALAC™, ADOXA®, SOLARAZE®, ZODERM®, ROSULA®, ANAMANTLE®HC, PAMINE®, PERANEX™, ELESTRIN™ or other Company products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those net sales, our net sales and profitability would decrease. Further, our net sales and profitability would be adversely affected if, for any reason, the June 2007 launch of ELESTRIN™ is not successful or we were unable to launch VEREGEN™ during 2007.

        As of June 30, 2007, we had $6,573,000 of orders on backorder as a result of us being out of stock. The Company is in the process of evaluating these orders with customers and we expect to ship and recognize a portion of these orders in the Third Quarter of 2007. Of this amount, $3,427,000 was for DECONAMINE®, a portion of which is expected to be shipped in the Third Quarter of 2007.

        COST OF SALES for the three months ended June 30, 2007 were $6,675,000 representing an increase of $914,000, or approximately 16%, from $5,761,000 for the three months ended June 30, 2006 primarily due to an increase in inventory write-offs. The inventory write-offs in the Second Quarter of 2007 were $1,519,000, or 5% of net sales, compared to $480,000, or 1% of net sales, in the Second Quarter of 2006. The increase in the current period write-offs was primarily due to generic competition for ADOXA® 150 mg tablets, which led to revised sales forecasts that did not support current inventory levels. The gross profit percentage for the three months ended June 30, 2007 was 79% in comparison to 85% for the same period of the prior year. In addition to the increased write-offs, product testing related to the ELESTRIN™ launch contributed to lower gross margins in the current period.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2007 were $22,990,000, representing an increase of $3,952,000, or 21%, compared to $19,038,000 for the same period in the prior year. The increase in selling, general and administrative expenses reflects higher spending on salary and salary related expenses, primarily in the sales area, higher professional fees related to the Company’s ongoing legal matters, a review of matters set forth in a resignation letter from a former employee of the Company and independent financial advisors and legal counsel retained by the special committee to assist it in its work (See NOTE P - Commitments and Contingencies-Legal Proceedings) and, to a lesser extent, an increased provision for bad debt and higher advertising and promotion expenses, primarily related to the ELESTRIN™ launch. In selling general and administrative expenses, the Company has recorded non-cash compensation expense of $777,000 and $922,000, respectively, for the three month periods ended June 30, 2007 and 2006 related to its adoption of SFAS No. 123R, “Stock-Based Compensation” on January 1, 2006. The following table sets forth the increase in certain expenditures:

Change from the Three Months Ended June 30, 2007 in Comparison to June 30, 2006
Professional Fees	$1,420,000
Salary and Salary Related Expenses	1,083,000
Bad debt expense	318,000
Advertising and Promotional Costs	198,000
Other	933,000

Total	$3,952,000

        Selling, general and administrative expenses as a percentage of net sales were 72% for the three months ended June 30, 2007, representing an increase compared to 51% for the same period the prior year. The increase was primarily due to salary and salary related expenses and professional fees without a proportionate increase in net sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 2007 was $2,930,000, representing an increase of $401,000, or 16% from $2,529,000 for the same period of the prior year primarily due to additional amortization expense from intangibles recorded in the Fourth Quarter of 2006 pursuant to the BioSante and MediGene Agreements.

        RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 2007 were $950,000, representing an increase of $442,000, or 87%, compared to $508,000 for the same period in the prior year. The increased research and development costs were primarily due to work on potential line extensions of existing products.

        INTEREST INCOME of $676,000 for the three months ended June 30, 2007 was comparable to $633,000 for the three months ended June 30, 2006.

        INTEREST EXPENSE for the three months ended June 30, 2007 was $2,286,000 representing an increase of $202,000 from $2,084,000 for the three months ended June 30, 2006. The increase in the interest expense was a result of higher interest rates on our credit facility. Interest expense is expected to be significantly reduced in the near term due to payment of the balance on our credit facility in August 2007 (see NOTE Q – Senior Credit Facility).

        INCOME TAX BENEFIT for the three months ended June 30, 2007 was $1,323,000, representing a decrease of $4,625,000 as compared to income tax expense of $3,302,000 for the three months ended June 30, 2006. The decrease in income tax expense was primarily due to a decrease in income before income tax expense. As a result of the adoption of FIN 48 on January 1, 2007, the Company’s effective tax rate for the three months ended June 30, 2007 increased to 44% from 42% in the prior year.

        NET LOSS for the three months ended June 30, 2007 was $1,673,000, representing a decrease of $6,234,000 from net income of $4,561,000 for the three months ended June 30, 2006. The net loss as a percentage of net sales for the three months ended June 30, 2007 was 5% compared to the net income as a percentage of net sales of 12% for the three months ended June 30, 2006. The decrease in net income in the aggregate was principally due to lower sales and higher inventory write-offs combined with increased operating expenses.

        Doak’s net loss for the three months ended June 30, 2007 was $72,000, representing a decrease of $3,622,000, from net income of $3,550,000 for the three months ended June 30, 2006. Kenwood’s net loss for the three months ended June 30, 2007 was $1,658,000, representing a decrease of $2,669,000 from net income of $1,011,000 for the three months ended June 30, 2006. The decrease in Doak’s and Kenwood’s net income in the aggregate was principally due to lower net sales and increased operating expenses. A.Aarons, which began operations in the Third Quarter of 2006, had net income of $57,000 for the three months ended June 30, 2007.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

        NET SALES for the six months ended June 30, 2007 were $69,962,000, representing a decrease of $1,941,000, or approximately 3%, from $71,903,000 for the six months ended June 30, 2006. The following table sets forth certain net sales data for the periods indicated.

Therapeutic Category by Company Doak Dermatologics Dermatology & Podiatry	Six Months Ended
	June 30, 2007	June 30, 2006	Increase/ (Decrease)	% Change
Keratolytic	$10,298,000	$11,977,000	$(1,679,000)	(14)%
Acne/Rosacea	23,348,000	28,072,000	(4,724,000)	(17)%
Actinic Keratoses	12,437,000	10,043,000	2,394,000	24%
Anesthetics	2,995,000	2,570,000	425,000	17%
Scalp	442,000	788,000	(346,000)	(44)%
Cosmeceuticals	2,586,000	2,170,000	416,000	19%
Authorized Generic	775,000	1,421,000	(646,000)	(45)%
Other	51,000	143,000	(92,000)	(64)%

Total Doak Dermatologics	$52,932,000	$57,184,000	$(4,252,000)	(7)%

Kenwood Therapeutics
Gastrointestinal	$11,508,000	$12,552,000	$(1,044,000)	(8)%
Respiratory	2,450,000	1,325,000	1,125,000	85%
Nutritional	1,203,000	744,000	459,000	62%
Other	614,000	98,000	516,000	526%

Total Kenwood Therapeutics	$15,775,000	$14,719,000	$ 1,056,000	7%

A. Aarons	$ 1,255,000	$ —	$ 1,255,000	NA

Total Bradley Pharmaceuticals, Inc.	$69,962,000	$71,903,000	$(1,941,000)	(3)%

        For the six months ended June 30, 2007, Doak Dermatologics’ net sales were $52,932,000, representing a decrease of $4,252,000, or approximately 7%, from $57,184,000 for the six months ended June 30, 2006. The decrease in net sales was led by the acne/rosacea line of products of $4,724,000 and keratolytic products of $1,679,000, which was partially offset by an increase in actinic keratoses line of products of $2,394,000, due to higher sales of SOLARAZE®. The acne/rosacea line of products decreased primarily due to generic competition for the ADOXA® 50 mg, 75 mg, 100 mg and 150 mg tablet products of $7,017,000, which was partially offset by increases in ZODERM® products of $1,690,000 and ROSULA® products of $603,000. The decrease in the keratolytic line of products was led by decreases in KERALAC® NAILSTIK and KERALAC® OINTMENT of $6,632,000, which was partially offset by increases in CARMOL® products of $2,085,000 and sales of KEROL™ REDI-CLOTHS of $3,960,000.

        For the six months ended June 30, 2007, Kenwood Therapeutics’ Net Sales were $15,775,000, representing an increase of $1,056,000, or approximately 7%, from $14,719,000 for the six months ended June 30, 2006. The increase in net sales was led by the respiratory line of products of $1,125,000, which was partially offset by a decrease in the gastrointestinal line of products of $1,044,000. The respiratory products’ increase was led by higher sales of the DECONAMINE® products of $901,000, which experienced increase market demand due to the loss of a competitor. However, the Company has not received product since the First Quarter of 2007 due to an inability to secure active ingredient and currently has the product on backorder. The decrease in the gastrointestinal line was led by a decrease in the PAMINE®product line of $3,020,000 partially offset by increased sales of FLORA-Q®of $958,000 and the launch of a new line extension, PERANEX™ HC CREAM, which totaled $919,000 in net sales for the quarter. Contributing to the increased Kenwood net sales was the launch of ELESTRIN™ with $586,000 of net sales late in the Second Quarter of 2007.

        The Company recorded revenues of $1,255,000 from A. Aarons generic product sales for the six months ended June 30, 2007. The Company began recognizing revenues for A. Aarons in the Second Quarter of 2007 and did not record any revenues for the six months ended June 30, 2006.

        As noted above, our net sales for the six months ended June 30, 2007 included certain new product launches. Some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        Our gross prescription demand, based upon information received from Wolters Kluwer, for the six months ended June 30, 2007, was approximately $107,999,000. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the six months ended June 30, 2007, were approximately $81,346,000. The approximate $26,653,000 difference between gross prescription demand and our gross prescription sales is affected by the following factors: 1) Wolters Kluwer’s projected gross prescription demand is calculated based upon retail sales value while our gross prescription sales are based upon our current gross selling prices; and 2) the timing of our customer purchases, including the effect of our inventory optimization plan, which the Company believes has resulted in a portion of the demand being satisfied by inventory in the channel rather than through new sales.

        The following table summarizes the changes in the return reserve during the six months ended June 30, 2007 and 2006:

	2007	2006
Return reserve at January 1,	$ 26,348,000	$ 24,934,000
Product returns processed in the current period related to
prior period sales (a)	(12,128,000)	(13,525,000)
Product returns processed in the current period related to
current period sales (a)	(913,000)	(1,018,000)
Provision for returns relating to current period sales	9,468,000	16,666,000

Return reserve at June 30,	$ 22,775,000	$ 27,057,000

        COST OF SALES for the six months ended June 30, 2007 were $13,357,000, representing an increase of $2,591,000, or approximately 24%, from $10,766,000 for the six months ended June 30, 2006. The inventory write-offs for the six months ended June 30, 2007 were $2,407,000, or 3% of net sales, compared to $431,000, or 1% of net sales, in the corresponding period of 2006. The increase in the current period write-offs was primarily due to generic competition for ADOXA® 150 mg tablets and the result of the Company’s returns and inventory optimization initiatives, including shipping products with increased shelf-life to its customers. The gross profit percentage for the six months ended June 30, 2007 was 81% compared to 85% for the same period of the prior year. In addition to the increased write-offs, product testing related to the ELESTRIN™ launch contributed to lower gross margins in 2007.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2007 were $44,286,000, representing an increase of $5,354,000, or 13%, compared to $38,932,000 for the six months ended June 30, 2006. The increase in selling, general and administrative expenses reflects higher spending on salary and salary related expenses, primarily in the sales area, and higher professional fees related to the Company’s ongoing legal matters, a review of matters set forth in a resignation letter from a former employee of the Company and independent financial advisors and legal counsel retained by the special committee to assist it in its work (See NOTE P - Commitments and Contingencies-Legal Proceedings). The increased costs were partially offset by decreased spending on advertising and promotion on the existing product lines in response to increased competition from generic and therapeutically equivalent products. In selling general and administrative expenses, the Company has recorded non-cash compensation expense of $1,610,000 and $1,849,000, respectively, for the six month periods ended June 30, 2007 and 2006 related to its adoption of SFAS No. 123R, “Stock-Based Compensation” on January 1, 2006. The following table sets forth the increase (decrease) in certain expenditures:

Change from the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
Professional Fees	$ 2,456,000
Salary and Salary Related Expenses	1,874,000
Advertising and Promotional Costs	(546,000)
Other	1,570,000

Total	$ 5,354,000

        Selling, general and administrative expenses as a percentage of net sales were 63% for the six months ended June 30, 2007 compared to 54% for the six months ended June 30, 2006. The increase in the percentage was primarily a result of increased spending on professional fees and salary and salary related expenses without the proportionate increase in net sales.

        DEPRECIATION AND AMORTIZATION EXPENSES for the six months ended June 30, 2007 were $5,857,000, representing an increase of $778,000 from $5,079,000 for the six months ended June 30, 2006. The increase was primarily due to additional amortization expense from intangibles recorded in the Fourth Quarter of 2006 pursuant to the BioSante and MediGene Agreements

        RESEARCH AND DEVELOPMENT EXPENSES for the six months ended June 30, 2007 were $1,630,000, representing a decrease of $4,140,000, or 72%, compared to $5,770,000 for the six months ended June 30, 2006. The decrease in research and development expenses relates to a $5,000,000 payment made to MediGene under the MediGene Agreement in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5,000,000 as a research and development payment during the First Quarter of 2006 since there was no FDA approval at the time of the payment. The lower research and development costs were partially offset by increased work done on potential line extensions of existing products.

        INTEREST INCOME for the six months ended June 30, 2007 was $1,230,000, increasing $170,000 from $1,060,000 for the six months ended June 30, 2006.

        INTEREST EXPENSE for the six months ended June 30, 2007 was $4,552,000, representing an increase of $354,000 from $4,198,000 for the six months ended June 30, 2006. The increase in the interest expense was a result of higher interest rates on our credit facility. Interest expense is expected to be significantly reduced in the near term due to payment of the balance on our credit facility in August 2007 (see NOTE Q – Senior Credit Facility).

        INCOME TAX EXPENSE for the six months ended June 30, 2007 was $657,000, representing a decrease of $2,794,000 from $3,451,000 for the six months ended June 30, 2006. The decrease in income tax expense was primarily due to a decrease in income before income tax expense. As a result of the adoption of FIN 48 on January 1, 2007, the Company’s effective tax rate for the six months ended June 30, 2007 increased to 44% compared to 42% in the prior year.

        NET INCOME for the six months ended June 30, 2007 was $852,000, representing a decrease of $3,915,000, or 82%, from $4,767,000 for the six months ended June 30, 2006. Net income as a percentage of net sales for the six months ended June 30, 2007 was 1% compared to 7% for the six months ended June 30, 2006. The decrease in net income in the aggregate was principally due to lower sales and higher inventory write-offs combined with increased operating expenses.

        Doak’s net income for the six months ended June 30, 2007 was $890,000, representing a decrease of $2,966,000, from net income of $3,856,000 for the six months ended June 30, 2006. The decrease in Doak’s net income in the aggregate was principally due to a decrease in net sales and increase in selling, general and administrative expenses partially offset lower research and development costs due to a $5,000,000 payment made to MediGene in the prior year. Kenwood had a net loss for the six months ended June 30, 2007 of $58,000, representing a decrease of $969,000, from net income of $911,000 for the six months ended June 30, 2006. The decrease in Kenwood’s net income in the aggregate was principally due to an increase in operating expenses. A.Aarons, which began operations in the Third Quarter of 2006, had net income of $20,000 for the six months ended June 30, 2007.

Off Balance Sheet Arrangements

        As of June 30, 2007, we did not have any off balance sheet arrangements.

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

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments increased to $78,667,000 at June 30, 2007 from $71,693,000 at December 31, 2006. Cash provided by operating activities for the six months ended June 30, 2007 was $14,555,000. The sources of cash primarily resulted from net income of $852,000 plus non-cash charges for depreciation and amortization of $5,857,000; a decrease in accounts receivable of $4,939,000; an increase in accounts payable of $4,196,000, due to timing of vendor payments; an increase in the inventory valuation reserve of $1,626,000; non-cash share based compensation expense of $1,610,000; an increase in the rebate reserve of $1,334,000; a decrease in accrued expenses of $1,307,000; non-cash charges for amortization of deferred financing costs of $893,000; an increase in allowance for doubtful accounts of $506,000; and an increase in the fee-for-service accrual under DSAs of $240,000. The sources of cash were partially offset by an increase in inventories of $3,941,000; a decrease in the return reserve of $3,573,000; a decrease in prepaid income taxes of $796,000; an increase in deferred tax assets of $452,000; and an increase in prepaid expenses and other of $43,000.

        Cash provided by investing activities for the six months ended June 30, 2007 was $3,763,000. The cash provided by investing activities was from sales of short-term investments-net of $3,941,000 partially offset by the purchase of property and equipment of $178,000.

        Cash used in financing activities for the six months ended June 30, 2007 was $7,402,000, due to a decrease in milestones payable of $6,863,000, recorded using an imputed interest rate of 7.35% to determine the principal owed to the Company, resulting from the March 2007 payment of $7,000,000 due BioSante for ELESTRIN™ and scheduled payments of $6,630,000 under our Facility’s (as described below) term note. These uses of cash were partially offset by proceeds from the exercise of stock options of $5,141,000 and a tax benefit due to exercise of non-qualified options of $950,000.

        On August 3, 2007, the Company entered into an amended and restated credit facility, or the New Facility, with a syndicate of lenders led by Wachovia Bank. The New Facility, which replaced the Facility (as defined below), provides for a $15,000,000 revolving line of credit that is secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. The Company currently has no outstanding debt under the New Facility.

        Amounts outstanding under the New Facility will accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus an applicable percentage ranging from .75% to 1.25% based on the Company’s leverage ratio, as defined in the amended and restated credit agreement or (ii) a rate equal to the sum of the applicable LIBOR rate plus an applicable percentage ranging from 1.75% to 2.25% based on the Company’s leverage ratio, as defined in the amended and restated credit agreement. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

        The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) an interest coverage ratio (which is a ratio of consolidated EBITDA to consolidated interest expense) greater than or equal to 3.00 to 1.00; and (iii) consolidated capital expenditures at less than or equal to $5,000,000 and all consolidated capital expenditures made during the term of the amended and restated credit agreement at less than $12,500,000. The New Facility also limits the Company’s ability to declare and pay cash dividends.

        Prior to August 3, 2007, the Company operated under a $110,000,000 credit facility, or the Facility, with a syndicate of lenders also led by Wachovia Bank, which had been amended from time to time. The Facility was comprised of an $80,000,000 term loan and a $30,000,000 revolving line of credit secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and was guaranteed by the Company’s domestic subsidiaries.

        Amounts outstanding under the Facility accrued interest at the Company’s choice from time to time of either (i) the alternate base rate (which was equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the Facility were entitled to customary facility fees based on unused commitments and outstanding letters of credit. At June 30, 2007, the effective interest rate accrued by the Company was 11.25%

        The financial covenants under the Facility require that the Company maintain (i) a leverage ratio (which was a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which was a ratio of (A) consolidated EBITDA, minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25,000,000 of unrestricted cash and cash equivalents on its balance sheet at all times. Further, the Facility limits the Company’s ability to declare and pay cash dividends. As of June 30, 2007, the Company was not in compliance with the fixed charge coverage ratio required in the financial covenants under the Facility.

        On August 3, 2007, concurrently with the closing of the New Facility, the Company repaid the outstanding principal balance of $62,370,000 under its previous Facility, which was classified as current maturities of long-term debt at June 30, 2007. The Board determined that the repayment was an appropriate use of the Company’s existing cash and cash equivalents based on the Board’s desire, among other things, to reduce the Company’s interest expense. In addition, the Company will write-off $3,256,000 in deferred financing costs in the Third Quarter of 2007 related to the payment of the outstanding balance under the Facility.

        As a result of the FDA approving, in the Fourth Quarter of 2006, the marketing of ELESTRIN™ for the treatment of moderate to severe vasomotor symptoms, especially hot flashes, associated with menopause, we paid BioSante and its licensor a regulatory milestone payment of $7,000,000 in March 2007 and are required to pay an additional $3,500,000 in December 2007. At June 30, 2007, the remaining $3,500,000 regulatory milestone payment is non-interest bearing and classified as milestones payable of $3,252,000 utilizing an imputed interest rate of 7.35% to determine the principal owed. In the Second Quarter of 2007, we launched ELESTRIN™ and are paying BioSante a royalty on net sales.

        As of June 30, 2007, we had the following contractual obligations and commitments:

Period	Operating Leases	ELESTRIN™ Payments	Senior Credit Facility (a)	Other Debt	Minimum Inventory Purchases (b)	Total Obligations and Commitments
July 1, 2007 to
Dec. 31, 2007	$1,086,000	$ 3,500,000	$63,023,000	$ 60,000	$ 1,666,000	$69,335,000
Fiscal 2008	1,827,000	—	—	—	3,872,000	5,699,000
Fiscal 2009	1,476,000	—	—	—	2,772,000	4,248,000
Fiscal 2010	962,000	—	—	—	1,253,000	2,215,000
Fiscal 2011	791,000	—	—	—	—	791,000
Thereafter	926,000	—	—	—	—	926,000

	$7,068,000	$ 3,500,000	$63,023,000	$ 60,000	$ 9,563,000	$83,214,000

(a)	The Company paid the remaining balance of $62,370,000, which is classified as current maturities of long-term debt at June 30, 2007, due under the Facility with its cash on hand in the Third Quarter of 2007. The Senior Credit Facility includes estimated interest expense based upon an estimated interest rate of 11.25%. The Senior Credit Facility bears interest at a variable rate (see NOTE Q of the notes to our consolidated financial statements). For the purpose of estimating the future interest expense included above, we used the interest rate that was in effect at June 30, 2007.
(b)	For more information on minimum inventory purchases, see “Manufacturing and Supply Agreements” in NOTE K.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2006.

        We believe that our cash and cash equivalents and cash generated from operations together with funds available under the New Facility will be adequate to fund our current working capital requirements for at least the next twelve months, including the costs and expenses associated with our anticipated launch of VEREGEN™ and our ongoing launch of ELESTRIN™. However, if we make or anticipate significant acquisitions, we may need to raise additional funds through additional borrowings, by other means or the issuance of debt or equity securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the period from our fiscal year end, December 31, 2006, to the end of our second fiscal quarter, June 30, 2007, there have been no material changes in the information previously provided under “Part II, Item 7A: Qualitative and Quantitative

Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        In connection with the preparation of the Form 10-Q for the period ended June 30, 2007, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Contract Disputes

        In 2004, the Company was named in a Complaint as a defendant in a civil action filed in the Superior Court of New Jersey alleging breach of contract by the Company and seeking unspecified monetary damages. During 2005, the Company filed an Answer and Counterclaim with respect to this matter, seeking monetary relief for the Company. During June 2007, the parties settled this dispute and released all claims against each other. In consideration for this settlement and the release of all claims against the Company, the Company paid plaintiff in this action $675,000. The Company had previously reserved $500,000 as an estimated settlement amount with respect to this lawsuit and recorded an additional $175,000 in selling, general and administrative expenses in the Second Quarter of 2007.

        In addition, the Company and the licensor of one of the Company’s products currently disagree as to the interpretation of certain provisions in their license that relate to sales based milestones that may be payable by the Company. During the Fourth Quarter of 2006, the Company accrued $500,000 as a probable resolution of this contractual disagreement.

Shareholder Lawsuits

        The Company, along with certain of its officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants filed their response on April 2, 2007. On April 23, 2007, the court issued an order staying further deadlines in this matter pending the completion of mediation between the parties. The mediation was held on June 13, 2007, but a resolution has not been reached.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’ agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed its initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006 and their appeal papers on April 27, 2007. Briefing on the appeal was completed on June 21, 2007. A panel has not been appointed and no court date has been set for the appeal to be heard.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. After the Company and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. The Company and the individual defendants have filed a motion to dismiss the alleged derivative complaint in its entirety with prejudice. The Court has not yet ruled on the Company’s motion to dismiss this case.

        Five complaints have been filed in connection with Daniel Glassman’s May 29, 2007 public announcement disclosing his intent to propose an acquisition of the Company’s outstanding shares. The complaints allege that the genesis and consideration of this proposal are breaches of the Board of Directors’ fiduciary duties and that the proposed transaction does not meet the entire fairness standard. The complaints seek, among other relief, to enjoin defendants from further breaching their fiduciary duties and from consummating the proposal. Four of those complaints are styled as class actions and were filed in the Law or Chancery divisions in New Jersey state court. The fifth complaint is styled as both a class and derivative action and was filed in the United States District Court of New Jersey. Upon the agreement of the parties, an order was entered in the federal action extending defendants’time to respond until September 10, 2007. On July 26, 2007, the parties in the state actions filed a stipulation requesting an order (1) consolidating the actions into one action in the Chancery Division and appointing lead counsel and (2) declaring that defendants do not need to respond to the state court complaints hereto filed.

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

        In response to a resignation letter sent to members of the Board of Directors on April 13, 2007 from an employee of the Company, the Audit Committee, with the assistance of its outside counsel, conducted an internal review of the matters set forth in the letter and the matters related to the resignation of Dr. Leonard S. Jacob, the Company’s former Chairman of the Board. The Audit Committee’s review was completed on May 8, 2007, and the results of that review were reported to the full Board of Directors, the SEC and the Company’s independent accountants. The results of that review had no impact on the financial statements of the Company. During the Second Quarter 2007, the Company incurred legal costs of $1,485,000 related to this process which were charged to selling, general and administrative expenses.

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

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 2007 Annual Meeting of Stockholders on June 7, 2007. The following individuals were elected as directors by holders of our Common Stock to serve until his successor is duly elected and qualified:

Director	Shares For	Shares Against or Withheld	Abstain	Broker Non-vote
Seth W. Hamot	15,411,147	72,436	—	—
Douglas E. Linton	15,451,377	62,206	—	—
William J. Murphy	15,445,045	68,538	—	—

        The following individuals were elected as directors by holders of our Class B Common Stock to serve until his successor is duly elected and qualified:

Director	Shares For	Shares Against or Withheld	Abstain	Broker Non-vote
Daniel Glassman	429,752	0	—	—
Andre Fedida, M.D.	429,752	0	—	—
Michael Fedida, R.Ph.	429,752	0	—	—
Steven Kriegsman	429,752	0	—	—

        Our stockholders ratified the Audit Committee’s selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. Votes totalled 15,438,752 for, 26,897 against, 47,935 abstentions and no broker non-votes for the holders of the Common Stock and 429,752 for, 0 against, 0 abstentions for holders of the Class B Common Stock.

Item 5. Other Information

        None.

Item 6. Exhibits

        (a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.8.5	Second amended and restated credit agreement, dated as of August 3, 2007, among Bradley Pharmaceuticals, Inc., certain of its subsidiaries, and Wachovia Bank, National Association, as administrative agent for the Lenders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)
Date: August 9, 2007	/s/ Daniel Glassman Daniel Glassman President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

