Form 10-Q
period 2007-09-30
BRADLEY PHARMACEUTICALS INC
filed 2007-11-08
CIK 864268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 2, 2007, there were outstanding 16,523,332 shares of common stock, $.01 par value, and 429,752 shares of Class B common stock, $.01 par value.

BRADLEY PHARMACEUTICALS, INC.

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3
Consolidated Statements of Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2007 and 2006	5
Consolidated Statement of Stockholders’ Equity (unaudited)
for the Nine Months Ended September 30, 2007	6
Consolidated Statements of Cash Flows (unaudited) for the Nine
Months Ended September 30, 2007 and 2006	7
Notes to the Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	65
Item 4. Controls and Procedures	65
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	66
Item 1A. Risk Factors	68
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3. Defaults Upon Senior Securities	70
Item 4. Submission of Matters to a Vote of Security Holders	70
Item 5. Other Information	70
Item 6. Exhibits	70
SIGNATURES	71
CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006 (a)
Assets
Current assets:
Cash and cash equivalents	$ 10,117,124	$ 39,608,987
Short-term investments	3,008,881	7,083,678
Accounts receivable, net of allowances	11,439,344	14,489,623
Inventories, net	9,947,456	6,881,218
Deferred tax assets	14,158,203	13,332,666
Prepaid expenses and other	2,184,373	2,100,487
Prepaid income taxes	3,076,307	4,934,119

Total current assets	53,931,688	88,430,778

Property and equipment, net	1,108,840	813,794
Intangible assets, net	157,707,056	165,985,767
Goodwill	27,478,307	27,478,307
Deferred financing costs, net	1,125,167	4,798,034
Restricted cash and investments	-	25,000,000
Other assets	16,229	16,229

Total assets	$241,367,287	$312,522,909

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

(Continued)

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006 (a)
Liabilities
Current liabilities:
Current maturities of long-term debt	$ —	$ 15,660,085
Milestone payable - ELESTRIN™	3,252,145	10,115,083
Accounts payable	7,319,796	4,948,754
Accrued expenses	36,771,110	38,728,413

Total current liabilities	47,343,051	69,452,335

Long-term liabilities:
Long-term debt, less current maturities	—-	53,400,000
Deferred tax liabilities	1,728,612	2,054,145

Total long-term liabilities	1,728,612	55,454,145

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
2,000,000; issued - none	—	—
Common stock, $0.01 par value; authorized: 26,400,000 shares;
issued 17,398,557 shares at September 30, 2007 and
16,965,578 shares at December 31, 2006	173,986	169,656
Class B common stock, $0.01 par value; shares authorized:
900,000; issued 429,752 shares at September 30, 2007 and
at December 31, 2006	4,298	4,298
Additional paid-in capital	148,318,735	139,754,887
Retained earnings	47,089,742	50,977,625
Accumulated other comprehensive gain	43	1,143
Treasury stock - common stock - at cost; 877,058 shares at
September 30, 2007 and December 31, 2006	(3,291,180)	(3,291,180)

Total stockholders’ equity	192,295,624	187,616,429

Total liabilities and stockholders’ equity	$ 241,367,287	$ 312,522,909

(a) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$ 33,553,145	$ 35,204,765	$ 103,514,742	$ 107,107,882
Cost of sales (1)	6,272,691	5,725,395	19,630,009	16,491,794

	27,280,454	29,479,370	83,884,733	90,616,088

Selling, general and administrative	21,427,540	18,680,456	65,713,828	57,612,042
Research and development	1,686,927	339,630	3,316,873	6,109,971
Depreciation and amortization	2,900,122	2,498,676	8,757,565	7,578,150
Interest income	(275,534)	(701,133)	(1,505,892)	(1,761,586)
Interest expense	731,781	2,133,392	5,284,180	6,331,499
Write-off of deferred financing costs	3,256,280	—	3,256,280	—

	29,727,116	22,951,021	84,822,834	75,870,076

Income (loss) before
income tax expense (benefit)	(2,446,662)	6,528,349	(938,101)	14,746,012
Income tax expense (benefit)	(1,207,211)	2,742,000	(550,327)	6,193,000

Net income (loss)	$(1,239,451)	$ 3,786,349	$ (387,774)	$ 8,553,012

Basic net income (loss) per common share	$ (0.07)	$ 0.23	$ (0.02)	$ 0.52

Diluted net income (loss) per common share	$ (0.07)	$ 0.23	$ (0.02)	$ 0.52

Shares used in computing basic net income per common share	16,950,000	16,430,000	16,810,000	16,400,000

Shares used in computing diluted net income per common share	16,950,000	16,540,000	16,810,000	16,520,000

(1) Amounts exclude amortization of intangible assets related to acquired products.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock, $.01 par value		Class B common stock, $.01 par value		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Retained earnings	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2006 (1)	16,965,578	$169,656	429,752	$4,298	$139,754,887	$1,143	$50,977,625	877,058	$(3,291,180)	$ 187,616,429
Cumulative effect of adopting
FIN 48, net of tax (2)							(3,500,109)			(3,500,109)

Balance at January 1, 2007	16,965,578	169,656	429,752	4,298	139,754,887	1,143	47,477,516	877,058	(3,291,180)	184,116,320
Stock options exercised (3)	432,979	4,330			6,170,848					6,175,178
Non-cash share based compensation					2,393,000					2,393,000
Other comprehensive loss:
Net loss							(387,774)			(387,774)
Net unrealized loss on
available-for-sale securities						(1,100)				(1,100)

Total comprehensive loss										(388,874)

Balance at September 30, 2007	17,398,557	$173,986	429,752	$4,298	$148,318,735	$43	$47,089,742	877,058	$(3,291,180)	$ 192,295,624

(1)	Derived from audited financial statements.
(2)	For more information see NOTE C – Adoption of New Accounting Standards.
(3)	Amounts include tax benefits resulting from the exercise of stock options of $968,299 for the nine months ended September 30, 2007.

See accompanying notes to consolidated financial statements.

BRADLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$ (387,774)	$ 8,553,012
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	8,757,565	7,578,150
Amortization of deferred financing costs	1,072,346	981,197
Write-off of deferred financing costs	3,256,280	—
Deferred income taxes	410,658	987,297
Increase (decrease) in allowance for
doubtful accounts	(224,693)	576,308
Increase (decrease) in return reserve	(3,851,297)	599,974
Increase in inventory valuation reserve	2,213,272	121,306
Increase (decrease) in rebate reserve	1,581,669	(1,704,178)
Increase (decrease) in fee-for-service	(103,757)	1,467,202
Non-cash share-based compensation expense	2,393,000	2,625,000
Changes in operating assets and liabilities:
Accounts receivable	3,378,732	883,624
Inventories	(5,279,509)	(997,188)
Prepaid expenses and other	(83,886)	(411,934)
Accounts payable	2,371,042	(2,290,537)
Accrued expenses	449,387	2,066,225
Prepaid income taxes	(3,204,027)	4,313,146

Net cash provided by operating activities	12,749,008	25,348,604
Cash flows from investing activities:
Sales of short-term investments- net	4,073,696	—
Release of a restriction of cash under the
$110 million credit facility	25,000,000	12,920,014
Purchases of property and equipment	(773,900)	(59,622)

Net cash provided by investing activities	28,299,796	12,860,392
Cash flows from financing activities:
Payment of notes payable	—	(13,131)
Payment of the $110 million credit facility’s
term loan	(69,060,085)	(6,000,000)
Payment for milestone payable-ELESTRIN™	(7,000,000)	—
Proceeds from exercise of stock options and warrants	5,206,878	286,940
Tax benefit due to exercise of non-qualified
options and warrants	968,299	125,649
Payment of deferred financing costs	(655,759)	(775,000)

Net cash used in financing activities	(70,540,667)	(6,375,542)

(Continued)

BRADLEY PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Net increase (decrease) in cash and cash equivalents	(29,491,863)	31,833,454
Cash and cash equivalents at beginning of period	39,608,987	19,798,728

Cash and cash equivalents at end of period	$ 10,117,124	$51,632,182

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 4,407,921	$ 5,305,198

Income taxes	$ 1,405,202	$ 780,190

As of January 1, 2007, the Company recorded increases in income taxes payable of $5,061,838 and long-term deferred tax assets of $1,561,729 and a decrease in retained earnings of $3,500,109 as a result of the adoption of FIN 48 - (See Note L).

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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

        The accounting policies followed by the Company are set forth in NOTE A of the Company’s consolidated financial statements as contained in its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

        The results reported for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for a full year.

NOTE B - Proposed Merger with Nycomed US Inc.

        On October 29, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) with Nycomed US Inc. (“Nycomed US”) and Phase Merger Sub Inc., a wholly owned subsidiary of Nycomed US (“Merger Sub”). Nycomed US is an indirect subsidiary of Nycomed S.C.A., SICAR. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Upon consummation of the Merger, the Company will become a wholly owned subsidiary of Nycomed US. At the effective time of the Merger, all shares of the Company’s common stock, par value $.01 per share, and Class B common stock, par value $.01 per share, then outstanding (other than shares as to which dissenters’ rights have been properly exercised) will be converted into $20.00 per share in cash.

        The Company and Nycomed US have made customary representations, warranties and covenants in the Merger Agreement, including, among others: (i) covenants generally requiring us to conduct our business prior to the closing of the Merger in the ordinary course consistent with past practice; (ii) subject to our Board of Directors’ right to exercise its fiduciary duties, covenants restricting the solicitation of competing acquisition proposals; and (iii) covenants relating to obtaining the required approval of our stockholders. The transaction is conditioned on receipt of approval by holders of a majority of the outstanding shares of our common stock and Class B common stock, voting together as one class. The transaction is also subject to the expiration or termination of applicable waiting periods under United States and foreign anti-trust laws and other customary closing conditions. There is no financing condition, and the obligations of Nycomed US are guaranteed by Nycomed S.C.A., SICAR. The terms of the Merger Agreement include provisions prohibiting us from soliciting an alternate takeover proposal from a third party, or entering into negotiations or discussions regarding an alternate proposal unless such proposal is deemed to be a “Superior Proposal” (as defined in the Merger Agreement) by our Board of Directors by a vote of a majority of the disinterested Directors. It also includes a termination fee equal to 3% of the Merger Consideration (as defined in the Merger Agreement) to be paid by us to Nycomed US if the Merger Agreement is terminated under specified circumstances. This description of certain terms of the Merger Agreement and the Guaranty of Nycomed S.C.A., SICAR and the transactions contemplated by the Merger Agreement and such Guaranty is qualified in its entirety by reference to the full text of the Merger Agreement and the Guaranty, copies of which were filed as exhibits to our Current Report on Form 8-K filed on October 30, 2007.

        On May 29, 2007, the Company announced that its Board of Directors had received a proposal on that date from a group of investors led by Daniel Glassman, founder, director, President and CEO of the Company and the holder of nearly all of the Company’s Class B common stock, to acquire all of the outstanding shares of Bradley common stock and Class B common stock for $21.50 per share in cash. The Bradley Board of Directors formed the Special Committee of independent directors to consider the Company’s strategic alternatives, including Mr. Glassman’s proposal. Since May 29th, the Special Committee, advised by independent financial and legal advisors, engaged in an extensive auction process. Based on the recommendation of the Special Committee, the Board of Directors of Bradley approved the Merger Agreement and recommended that Bradley’s stockholders vote in favor of the Merger Agreement. Mr. Glassman did not participate in the Board’s consideration and approval of the Merger Agreement.

        The transaction is expected to be completed in the first quarter of 2008 although we cannot assure you that it will close. For more information about the proposed transaction, refer to our Current Report on Form 8-K filed on October 30, 2007. We intend to file a proxy statement with the SEC that, when final, will contain details for a meeting of our stockholders to enable our stockholders to vote to adopt the Merger Agreement. The proxy statement will be sent to all our stockholders and will contain important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this proxy statement when available.

        In July 2007, the Board of Directors approved the acceleration of the vesting of all employee options upon a change in control (as defined) and an employment retention plan that provides for cash retention bonuses to key employees (other than the executive officer of the Company) following a change in control.

NOTE C - Adoption of New Accounting Standards

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in an opening retained earnings adjustment of $3,500,000 (See NOTE L - Income Taxes).

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic shares	16,950,000	16,430,000	16,810,000	16,400,000
Dilution:
Stock options and warrants	—	110,000	—	120,000

Diluted shares	16,950,000	16,540,000	16,810,000	16,520,000

Net income (loss) as reported	$(1,239,000)	$ 3,786,000	$ (388,000)	$ 8,553,000

Basic income (loss) per share	$ (0.07)	$ 0.23	$ (0.02)	$ 0.52

Diluted income (loss) per share	$ (0.07)	$ 0.23	$ (0.02)	$ 0.52

        In addition to stock options and warrants included in the above computation for the three and nine months ended September 30, 2007, respectively, options to purchase 320,784 and 191,600 shares of common stock at prices ranging from $18.96 to $27.12 and $20.18 to $27.12 per share, respectively, were outstanding and not included for the purpose of calculating per share amounts. Further, in addition to stock options and warrants included in the above computation for both the three and nine months ended September 30, 2006, options to purchase 1,403,901 shares of common stock at prices ranging from $12.86 to $27.12 per share were outstanding and not included. These options were excluded from the calculation of diluted earnings per share for the applicable periods because the exercise price of the option was greater than the average market price of the common stock during those periods. In addition, as a result of the Company’s net loss during the three and nine months ended September 30, 2007, stock options and warrants to purchase 88,404 and 105,000 shares of common stock with exercise prices less than the average stock price during the respective periods were not included because of the anti-dilutive impact on the calculation.

Note E – Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires that items defined as other comprehensive income, such as net income and unrealized gains and losses on available-for-sale securities, be reported separately in the financial statements. The components of comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$(1,239,000)	$3,786,000	$(388,000)	$8,553,000
Other comprehensive income (loss):
Net unrealized gain (loss) on
available for sale securities	—	2,000	(1,000)	4,000

Comprehensive income (loss)	$(1,239,000)	$3,788,000	$(389,000)	$8,557,000

Note F – Business Segment Information

        The Company’s three reportable segments are Doak Dermatologics (dermatology and podiatry), Kenwood Therapeutics (gastrointestinal, women’s health, respiratory, nutritional and other) and A. Aarons (generic), which began operations in the Second Quarter of 2006. Each segment has been identified by the Company to be a distinct operating unit distributing different pharmaceutical products. Doak Dermatologics’ products are marketed, promoted and distributed primarily to physicians practicing in the fields of dermatology and podiatry; Kenwood Therapeutics’ products are marketed, promoted and distributed primarily to physicians practicing in the field of internal medicine/ gastroenterology and women’s health; and A. Aarons’ products are the generic version of some of our Doak Dermatologics’ and Kenwood Therapeutics’ products.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The reportable segments are distinct business units with no inter-segment sales. The following information about the three segments is for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales:
Doak Dermatologics, Inc.	$ 25,967,000	$ 27,238,000	$ 78,898,000	$ 84,421,000
Kenwood Therapeutics	6,199,000	7,967,000	21,974,000	22,687,000
A. Aarons	1,387,000	—	2,643,000	—

	$ 33,553,000	$ 35,205,000	$ 103,515,000	$ 107,108,000

Depreciation and amortization:
Doak Dermatologics, Inc.	$ 2,436,000	$ 2,226,000	$ 7,355,000	$ 6,718,000
Kenwood Therapeutics	464,000	273,000	1,403,000	860,000
A. Aarons	—	—	—	—

	$ 2,900,000	$ 2,499,000	$ 8,758,000	$ 7,578,000

Income (loss) before income tax
expense (benefit):
Doak Dermatologics, Inc.	$ 77,000	$ 6,346,000	$ 1,653,000	$ 12,993,000
Kenwood Therapeutics	(2,590,000)	305,000	(2,694,000)	1,876,000
A. Aarons	66,000	(123,000)	103,000	(123,000)

	$(2,447,000)	$ 6,528,000	$ (938,000)	$ 14,746,000

Income tax expense (benefit):
Doak Dermatologics, Inc.	$ 283,000	$ 2,665,000	$ 970,000	$ 5,457,000
Kenwood Therapeutics	(1,535,000)	128,000	(1,581,000)	787,000
A. Aarons	44,000	(51,000)	61,000	(51,000)

	$(1,208,000)	$ 2,742,000	$ (550,000)	$ 6,193,000

Net income (loss):
Doak Dermatologics, Inc.	$ (206,000)	$ 3,681,000	$ 683,000	$ 7,536,000
Kenwood Therapeutics	(1,055,000)	177,000	(1,113,000)	1,089,000
A. Aarons	22,000	(72,000)	42,000	(72,000)

	$(1,239,000)	$ 3,786,000	$ (388,000)	$ 8,553,000

Geographic information (revenues):
Doak Dermatologics, Inc.
United States	$ 25,283,000	$ 26,685,000	$ 76,849,000	$ 82,587,000
Other countries	684,000	553,000	2,049,000	1,834,000

	$ 25,967,000	$ 27,238,000	$ 78,898,000	$ 84,421,000

Kenwood Therapeutics
United States	$ 6,072,000	$ 7,807,000	$ 21,470,000	$ 22,268,000
Other countries	127,000	160,000	504,000	419,000

	$ 6,199,000	$ 7,967,000	$ 21,974,000	$ 22,687,000

A. Aarons
United States	$ 1,387,000	$ —	$ 2,643,000	$ —
Other countries	—	—	—	—

	$ 1,387,000	$ —	$ 2,643,000	$ —

Net sales by category:
Dermatology and podiatry	$ 25,967,000	$ 27,238,000	$ 78,898,000	$ 84,421,000
Gastrointestinal	4,027,000	7,217,000	15,535,000	19,769,000
Respiratory	1,536,000	453,000	3,986,000	1,778,000
Nutritional and other	636,000	297,000	2,453,000	1,140,000
A. Aarons	1,387,000	—	2,643,000	—

	$ 33,553,000	$ 35,205,000	$ 103,515,000	$ 107,108,000

	September 30, 2007	December 31, 2006
Total Assets:
Doak Dermatologics, Inc.	$178,523,000	$185,291,000
Kenwood Therapeutics	16,461,000	15,297,000
A. Aarons	1,258,000	571,000
* Unallocated assets	45,126,000	111,364,000

	$241,368,000	$312,523,000

*	Unallocated assets include cash and cash equivalents, short-term investments, accounts receivable, deferred tax assets, prepaid expenses and other, prepaid income taxes, deferred financing costs and restricted cash and investments.

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

        The following is a summary of available-for-sale securities at September 30, 2007:

	Cost	Gross Unrealized Gain/(Loss)	Fair Value
Municipal bonds	$ 3,009,000	$ —	$ 3,009,000

Total available-for-sale securities
	$ 3,009,000	$ —	$ 3,009,000

        The following is a summary of available-for-sale securities at December 31, 2006:

	Cost	Gross Unrealized Gain/(Loss)	Fair Value*
Municipal bonds	$32,083,000	$ 1,000	$32,084,000

Total available-for-sale securities
	$32,083,000	$ 1,000	$32,084,000

        During the three and nine months ended September 30, 2007 and 2006, the Company did not have gross realized gains or losses on investment. The net adjustments to unrealized gains/losses during the three and nine months ended September 30, 2007 on available-for-sale securities included in accumulated other comprehensive gain totaled zero and a loss of $1,000, respectively, compared to gains of $2,000 and $4,000, respectively, for the corresponding periods ended September 30, 2006. The Company views its available-for-sale securities as available for current operations.

        The amortized costs and estimated fair value of the available-for-sale securities at September 30, 2007 and December 31, 2006, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	September 30, 2007		December 31, 2006
Available-for-sale	Cost	Estimated Fair Value	Cost	Estimated Fair Value *
Due in one year or less	$ 9,000	$ 9,000	$ 8,000	$ 9,000
Due after one year through two years	—	—	—
Due after two years	3,000,000	3,000,000	32,075,000	32,075,000

Total	$3,009,000	$3,009,000	$32,083,000	$32,084,000

* Before application of restriction as discussed below.

        As of December 31, 2006, the Company had a restriction on the ability to use a portion of its short-term investments arising from the $110,000,000 credit facility (See NOTE Q - Senior Credit Facility). The total amount of restricted cash and investments from the $110,000,000 credit facility at December 31, 2006 was $25,000,000. In August 2007, the Company used the restricted cash, along with a portion of its cash and cash equivalents, to pay the remaining balance of $62,370,000 due under the credit facility at that time.

Note H - Accounts Receivable

        The Company extends credit on an uncollateralized basis primarily to wholesaler drug distributors. Historically, the Company has not experienced significant credit losses on its accounts. Four customers accounted for an aggregate of approximately 88% of the Company’s gross trade accounts receivable at September 30, 2007. On a gross trade accounts receivable basis, Cardinal Health, Inc. (“Cardinal”) owed approximately $6,218,000 to the Company, or 40% of accounts receivable, McKesson Corporation (“McKesson”) owed approximately $5,099,000 to the Company, or 33% of accounts receivable, AmerisourceBergen Corporation (“AmerisourceBergen”) owed approximately $1,310,000 to the Company, or 8% of accounts receivable, and Kinray, Inc. (“Kinray”) owed approximately $1,084,000 to the Company, or 7% of accounts receivable. At December 31, 2006, four customers accounted for an aggregate of approximately 97% of the Company’s gross trade accounts receivable. Of these customers, Cardinal, McKesson, Kinray and AmerisourceBergen owed approximately $7,614,000, or 44%, $7,520,000, or 43%, $1,642,000, or 9% and $1,254,000, or 7%, respectively, of the gross trade accounts receivable to the Company on December 31, 2006.

        The following table presents a summary of sales to the Company’s largest customers, who are wholesalers, during the three and nine months ended September 30, 2007 and 2006 as a percentage of the Company’s total gross sales:

	Three Months Ended		Nine Months Ended
Customer*	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
AmerisourceBergen Corp.	13%	11%	14%	12%
Cardinal Health, Inc.	35%	36%	33%	39%
Kinray, Inc.	6%	4%	5%	4%
McKesson Corporation	30%	34%	33%	32%

Total	84%	85%	85%	87%

* No other customer had a percentage of the Company’s total gross sales greater than 5% during the three and nine months ended September 30, 2007 and 2006.

        Accounts receivable balances at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Accounts receivable:
Trade	$15,333,000	$17,418,000
Other	7,000	1,380,000

	15,340,000	18,798,000

Less allowances:
Chargebacks	125,000	135,000
Discounts	324,000	392,000
Fee-for-service	1,675,000	1,779,000
Doubtful accounts	1,777,000	2,002,000

	3,901,000	4,308,000

Accounts receivable, net of allowances	$11,439,000	$14,490,000

        Trade receivables consist of sales of product primarily to wholesale customers. Other receivables at December 31, 2006 primarily consist of a royalty due to the Company from Par Pharmaceuticals Companies, Inc. for the authorized generic version of ADOXA®. As of September 30, 2007, the Company owed Par $290,000 based on Par’s profit sharing calculations, which is included in accrued expenses.

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

        Inventory balances at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Finished goods	$ 10,630,000	$ 6,472,000
Raw materials	2,472,000	1,351,000
Valuation reserve	(3,155,000)	(942,000)

Inventories, net	$ 9,947,000	$ 6,881,000

        Inventories increased from year end due to the purchase of new products and the timing of purchases of existing products. Primarily as a result of our returns and inventory optimization plan, lower than anticipated sales of ELESTRIN™, generic competition on certain products and additional reserves for A. Aarons product, the Company’s inventory reserves increased $2,213,000 during the nine months ended September 30, 2007 (See - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies).

Note J - Accrued Expenses

        Accrued expenses balances at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Employee compensation and benefits	$ 3,209,000	$ 2,942,000
Rebate payable	77,000	2,116,000
Rebate liability	4,668,000	3,087,000
Deferred revenue	1,945,000	57,000
Return reserve	22,497,000	26,348,000
Professional fees and legal settlement reserves	1,665,000	1,680,000
Royalty payable	1,654,000	1,974,000
Interest payable	195,000	266,000
Other	861,000	258,000

Accrued expenses	$36,771,000	$38,728,000

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

        The Company began selling generic versions of certain of its products through its A. Aarons subsidiary during the Third Quarter of 2006. Under SFAS No. 48, “Revenue Recognition When Right of Return Exists,” the Company did not recognize any revenue from these sales through the First Quarter of 2007 because it did not have sufficient historical data in order to accrue and reserve for returns of A. Aarons’ products. In addition, the prescription data at that time did not support sufficient resales to the end user and we did not have sufficient customer payments for product shipped. During 2006 and for the first nine months of 2007, A. Aarons shipped approximately $268,000 and $8,213,000, respectively, of products at each product’s respective gross selling price. In the three and nine month periods ended September 30, 2007, respectively, the Company recorded net revenues of $1,387,000 and $2,642,000 from these sales based on prescription data and cash collections, while not recording $4,395,000, at gross sales value, for the estimated product remaining in the channel at September 30, 2007. At September 30, 2007, the Company recorded $1,945,000 of deferred revenue in accrued expenses, $1,681,000 of which is related to shipments of A. Aarons’ products and represents the payments received from customers through that date on sales that were not yet recognized.

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

        The professional fees and legal settlement reserves include legal and accounting fees and the Company’s estimate for potential settlements and the resolution of contractual disagreements (see NOTE P - Commitments and Contingencies).

NOTE K - Milestone Payable

        On November 7, 2006, the Company entered into an agreement (the “BioSante Agreement”) with BioSante Pharmaceuticals (“BioSante”) to market its estradiol transdermal gel, ELESTRIN™ (estradiol), in the United States. In consideration for the grant of the Company’s right to market ELESTRIN™, the Company paid BioSante and its licensor for ELESTRIN™ an aggregate of $3,500,000 during October 2006, which was expensed as research and development during the Fourth Quarter of 2006 because there was no FDA approval of the product at that time. Subsequently on December 18, 2006, the FDA approval of ELESTRIN™ triggered milestones payable to BioSante and its licensor for ELESTRIN™ pursuant to the BioSante Agreement of $7,000,000, which was paid by the Company in March 2007, and $3,500,000 due in December 2007. The milestones payable are non-interest bearing. At December 31, 2006, the Company utilized an imputed interest rate of 7.35% to determine the principal owed at that time of $10,115,000, which was recorded as a milestone payable and corresponding intangible asset. At September 30, 2007, the milestone payable was $3,252,000 following the Company’s first quarter payment of $7,000,000.

Note L - Income Taxes

        The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in the Company’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. On September 30, 2007 and December 31, 2006, the Company determined that no deferred tax asset valuation allowance was necessary. The Company believes that its projections of future taxable income make it more likely than not that such deferred tax assets will be realized. If the Company’s current projection of future taxable income changes, the Company may be required to reduce deferred tax assets by a valuation allowance.

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

        Pursuant to FIN 48, the Company recognized in its income tax provisions income tax expense of $13,000 and an income tax benefit of $403,000, net of related federal and state tax benefits, for the three and nine months ended September 30, 2007, respectively, because the statute of limitations expired related to certain tax positions taken by the Company without the relevant taxing authority examining the applicable returns. These amounts were partially offset by additional tax exposures, interest and penalties resulting in a benefit of $125,000 for the three months ended September 30, 2007 and expense of $307,000 for the nine months ended September 30, 2007, net of related federal and state tax benefits, related to all tax positions for which the statute of limitations remained open.

        The Company is subject to income taxes in the U.S. federal jurisdiction and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

        The Company is currently under examination by several state jurisdictions for periods prior to 2007. The Company expects those examinations to be concluded in the next 12 months. Additionally, the statute of limitations in some jurisdictions will expire in the next 12 months.

        As a result of the adoption of FIN 48 and the effect of permanent tax differences on a smaller taxable base, the Company’s effective tax rate for the three and nine months ended September 30, 2007 was approximately 49% and 59%, respectively. The Company’s effective tax rate was estimated to be approximately 42% for the three and nine month periods ended September 30, 2006. The Company’s effective tax rate increased with the adoption of SFAS No. 123R in 2006, since expensing qualified (incentive) stock options results in a permanent tax difference.

Note M - Incentive and Non-Qualified Stock Option Plan

        The Company’s 1990 Stock Option Plan and its 1999 Incentive and Non-Qualified Stock Option Plan are described more fully in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A summary of the Company’s stock option activity during the nine months ended September 30, 2007 and 2006 is as follows:

22

	2007				2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1	1,651,717	$13.95			1,875,189	$13.76

Granted	188,550	20.01			86,700	11.56
Exercised	(432,979)	12.03			(55,000)	5.22
Canceled or forfeited	(195,279)	17.23			(151,889)	17.43

Outstanding Sept. 30	1,212,009	$15.05	6.83	$4,911,000	1,755,000	$13.90	6.23	$5,236,000

Vested and expected to
vest, Sept. 30	1,083,988	$14.99	6.67	$4,515,000	1,581,702	$13.79	6.09	$4,780,000

Exercisable, Sept. 30	506,001	$14.89	5.82	$2,516,000	724,095	$13.68	3.56	$2,789,000

        There were 432,979 and 55,000 options exercised during the nine month periods ended September 30, 2007 and 2006, respectively, the total intrinsic values of which were approximately $3,133,000 and $320,000 for the respective periods. Additionally, the weighted average, grant date fair value of options granted during the nine months ended September 30, 2007 and 2006, respectively, was approximately $9.24 per share and $6.66 per share, using the Black-Scholes Option Valuation Model.

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

        All options issued during the nine months ended September 30, 2007 and 2006 were at or above the market price on the date of grant. The fair value of each option grant for the nine months ended September 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes Option Valuation Model with the following assumptions:

	Nine Months Ended
	September 30, 2007		September 30, 2006
Risk-free interest rate	4.00%-4.81%		4.51%-5.19%
Expected option life in years
Directors and officers	5.0	Years	6.0	years
Others	4.0	Years	4.5	years
Expected stock price volatility	50%-56%		60%-65%
Expected dividend yield	0.0%		0.0%

        The Company recognized stock-based compensation pursuant to SFAS No. 123R of $783,000 ($668,000, or $0.04 per share and on a fully diluted basis, net of tax) and $776,000 ($665,000, or $0.04 per share and on a fully diluted basis, net of tax) for the three months ended September 30, 2007 and 2006, respectively, which was charged to selling, general and administrative expenses. The effect on income from recognizing stock-based compensation for the nine months ended September 30, 2007 and 2006 was $2,393,000 ($2,019,000, or $0.12 per share on a fully diluted basis, net of tax) and $2,625,000 ($2,308,000, or $0.14 per share on a fully diluted basis, net of tax), respectively, which was also charged to selling, general and administrative expenses.

        Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company realized tax benefits from the exercise of stock options during the nine months ended September 30, 2007 and 2006 of $968,000 and $126,000, respectively.

        Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of September 30, 2007 and 2006 the total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans was $4,439,000 and $6,144,000, respectively. These expenses are recognized over a weighted average period of 19 and 25 months, respectively, assuming no changes to the underlying assumptions. The total fair value of shares vested during the three months ended September 30, 2007 and 2006 was $74,000 and $190,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $523,000 and $723,000, respectively.

        Unvested options as of September 30, 2007 and 2006, and changes in such options during the nine month periods then ended are summarized below:

24

	2007		2006
	Number of Options	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Grant Date Fair Value Per Share
Unvested Balance, January 1	711,290	$ 9.22	1,107,256	$ 9.58
Granted	188,550	9.24	86,700	6.66
Vested	(48,192)	10.87	(56,505)	12.79
Expired or forfeited	(145,640)	8.09	(106,646)	9.33

Unvested Balance, Sept. 30	706,008	$ 9.06	1,030,805	$ 9.25

Note N – Related Party Transactions

Transactions With Shareholders and Officers

        The Company currently leases approximately 33,000 square feet of office space at 383 Route 46 West, Fairfield, New Jersey, under a lease expiring on January 31, 2013. The owner and manager of this property is a limited liability company (“LLC”) that is owned and controlled by the Glassman family. The purpose of the LLC is to own and manage the property at 383 Route 46 West. The lease agreement obligates the Company to pay 3% increases in annual lease payments per year. Rent expense, including the Company’s proportionate share of real estate taxes, was approximately $167,000 and $157,000 for the three months ended September 30, 2007 and 2006, respectively and $499,000 and $457,000 for the nine months ended September 30, 2007 and 2006, respectively. As of December 31, 2006, the assets of the LLC were approximately $1,600,000 and the estimated liabilities were $1,400,000. Daniel Glassman, the Company’s Chief Executive Officer and President, and Iris Glassman, a former officer and member of the Company’s Board of Directors and spouse of Daniel Glassman own 10% and their children, including Bradley Glassman, Senior Vice President Sales and Marketing of the Company, own 90% of this LLC.

Note O — Recent Accounting Pronouncements

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

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

Note P — Commitments & Contingencies

1. Legal Proceedings

Contract Disputes

        The Company and the licensor of one of the Company’s products currently disagree as to the interpretation of certain provisions in their license that relate to sales based milestones that may be payable by the Company. During the Fourth Quarter of 2006, the Company accrued $500,000 as a probable resolution of this contractual disagreement.

Shareholder Lawsuits

        The Company, along with certain of its officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants filed their response on April 2, 2007. On April 23, 2007, the court issued an order staying further deadlines in this matter pending the completion of mediation between the parties. The mediation was held on June 13, 2007, but a resolution has not been reached. On September 4, 2007, Plaintiffs withdrew their motion for class certification without prejudice to re-file the motion.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed its initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006 and their appeal papers on April 27, 2007. Briefing on the appeal was completed on June 21, 2007. Oral argument on the appeal was held on October 23, 2007. The Court has not yet ruled on the appeal.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. After the Company and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. The Company and the individual defendants have filed a motion to dismiss the alleged derivative complaint in its entirety with prejudice. Oral argument is scheduled for November 9, 2007.

        Five complaints have been filed in connection with Daniel Glassman’s May 29, 2007 public announcement disclosing his intent to propose an acquisition of the Company’s outstanding shares. The complaints allege that the genesis and consideration of this proposal are breaches of the Board of Directors’ fiduciary duties and that the proposed transaction does not meet the entire fairness standard. The complaints seek, among other relief, to enjoin defendants from further breaching their fiduciary duties and from consummating the proposal. Four of those complaints are styled as class actions and were filed in the Law or Chancery divisions in New Jersey state court. The complaints were consolidated in the Law Division and have been adjourned pending a conference with the judge scheduled for December 14, 2007. The fifth complaint is styled as both a class and derivative action and was filed in the United States District Court of New Jersey. In the federal action, plaintiff has until December 14, 2007 to file an amended complaint and defendants have until January 18, 2008 to answer or otherwise respond to the amended complaint.

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

Note Q – Senior Credit Facility

        On August 3, 2007, the Company entered into an amended and restated credit facility, or the New Facility, with a syndicate of lenders led by Wachovia Bank. The New Facility, which replaced the Facility (as defined below), provides for a $15,000,000 revolving line of credit that is secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. At September 30, 2007, the Company has $1,125,000 in deferred financing costs, net of accumulated amortization, on its consolidated balance sheet related to the New Facility. These costs are being amortized in interest expense over the length of the agreement. The Company currently has no outstanding debt under the New Facility.

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

        The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) an interest coverage ratio (which is a ratio of consolidated EBITDA to consolidated interest expense) greater than or equal to 3.00 to 1.00; and (iii) consolidated capital expenditures at less than or equal to $5,000,000 during each fiscal year and all consolidated capital expenditures made during the term of the amended and restated credit agreement at less than $12,500,000.  The New Facility also limits the Company’s ability to declare and pay cash dividends. As of September 30, 2007, the Company is in compliance with the covenants under the New Facility.

        Prior to August 3, 2007, the Company operated under a $110,000,000 credit facility, or the old Facility, with a syndicate of lenders also led by Wachovia Bank, which had been amended from time to time. The old Facility was comprised of an $80,000,000 term loan and a $30,000,000 revolving line of credit secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and was guaranteed by the Company’s domestic subsidiaries.

        Amounts outstanding under the old Facility accrued interest at the Company’s choice from time to time of either (i) the alternate base rate (which was equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the old Facility were entitled to customary facility fees based on unused commitments and outstanding letters of credit.

        The financial covenants under the old Facility required that the Company maintain (i) a leverage ratio (which was a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which was a ratio of (A) consolidated EBITDA, minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25,000,000 of unrestricted cash and cash equivalents on its balance sheet at all times.  Further, the old Facility limited the Company’s ability to declare and pay cash dividends.

        On August 3, 2007, concurrently with the closing of the New Facility, the Company repaid the outstanding principal balance of $62,370,000 under the old Facility. The Board determined that the repayment was an appropriate use of the Company’s existing cash and cash equivalents based on the Board’s desire, among other things, to reduce the Company’s interest expense. In addition, the Company wrote-off $3,256,000 in deferred financing costs in the Third Quarter of 2007 related to the payment of the outstanding balance under the old Facility.

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

Forward-Looking Statements

        Some of the statements under the captions “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 or in this Form 10-Q under Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including:

•	our plans to in-license, develop and launch new and enhanced products with long-term intellectual property protection or other significant barriers to market entry, such as VEREGEN™;
•	our ability to maintain or increase sales;
•	our ability to launch VEREGEN™ at the end of 2007;
•	completion of the proposed merger transaction with Nycomed US Inc. on a timely basis, if at all;
•	our ability to compete in the marketplace against generic or therapeutically equivalent products;
•	our ability to estimate for charges against sales, including returns, chargebacks and rebates;
•	our ability to continue to develop products internally with longer lifecycles and to extend indications for our current product portfolio;
•	our ability to secure regulatory consents and approvals, if necessary, for new products;

•	our ability to expand existing partnerships and joint venture relationships with biotechnology companies and foster new strategic alliances designed to deliver a stronger product portfolio;
•	our reliance on third party manufacturers and suppliers;
•	our ability to react to changes in governmental regulations affecting products we market;
•	our estimates of future financial condition and results of operations;
•	our ability to favorably resolve the SEC’s informal inquiry;
•	the possibility that a group of investors led by Daniel Glassman, founder, director, President and CEO of the Company and the holder of nearly all of the Company’s Class B common stock, may make a bid to acquire all of the outstanding shares of Bradley common stock and Class B common stock at a price greater than $20.00 per share;
•	our ability to complete the returns and inventory optimization plan timely;
•	our ability to favorably resolve state and federal shareholder derivative and federal securities class action lawsuits;
•	our ability to maintain adequate inventory levels;
•	our ability to satisfy the covenants contained in our new senior credit facility;
•	our ability to obtain new distributors and market approvals in new countries;
•	our ability to access the capital markets on attractive terms or at all;
•	our ability to achieve our initiatives to enhance corporate governance and long-term stockholder value;
•	our ability to reduce product returns; and
•	the impact of the changes in the accounting rules discussed in this Form 10-Q.

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

Proposed Merger with Nycomed US Inc.

        On October 29, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) with Nycomed US Inc. (“Nycomed US”) and Phase Merger Sub Inc., a wholly owned subsidiary of Nycomed US (“Merger Sub”). Nycomed US is an indirect subsidiary of Nycomed S.C.A., SICAR. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Upon consummation of the Merger, the Company will become a wholly owned subsidiary of Nycomed US. At the effective time of the Merger, all shares of the Company’s common stock, par value $.01 per share, and Class B common stock, par value $.01 per share, then outstanding (other than shares as to which dissenters’ rights have been properly exercised) will be converted into $20.00 per share in cash.

        The Company and Nycomed US have made customary representations, warranties and covenants in the Merger Agreement, including, among others: (i) covenants generally requiring us to conduct our business prior to the closing of the Merger in the ordinary course consistent with past practice; (ii) subject to our Board of Directors’ right to exercise its fiduciary duties, covenants restricting the solicitation of competing acquisition proposals, and (iii) covenants relating to obtaining the required approval of our stockholders. The transaction is conditioned on receipt of approval by holders of a majority of the outstanding shares of our common stock and Class B common stock, voting together as one class. The transaction is also subject to the expiration or termination of applicable waiting periods under United States and foreign anti-trust laws and other customary closing conditions. There is no financing condition, and the obligations of Nycomed US are guaranteed by Nycomed S.C.A., SICAR. The terms of the Merger Agreement include provisions prohibiting us from soliciting an alternate takeover proposal from a third party, or entering into negotiations or discussions regarding an alternate proposal unless such proposal is deemed to be a “Superior Proposal” (as defined in the Merger Agreement) by our Board of Directors by a vote of a majority of the disinterested Directors. It also includes a termination fee equal to 3% of the Merger Consideration (as defined in the Merger Agreement) to be paid by us to Nycomed US if the Merger Agreement is terminated under specified circumstances. This description of certain terms of the Merger Agreement and the Guaranty of Nycomed S.C.A., SICAR and the transactions contemplated by the Merger Agreement and such Guaranty is qualified in its entirety by reference to the full text of the Merger Agreement and the Guaranty, copies of which were filed as exhibits to our Current Report on Form 8-K filed on October 30, 2007.

        On May 29, 2007, the Company announced that its Board of Directors had received a proposal on that date from a group of investors led by Daniel Glassman, founder, director, President and CEO of the Company and the holder of nearly all of the Company’s Class B common stock, to acquire all of the outstanding shares of Bradley common stock and Class B common stock for $21.50 per share in cash. The Bradley Board of Directors formed the Special Committee of independent directors to consider the Company’s strategic alternatives, including Mr. Glassman’s proposal. Since May 29th, the Special Committee, advised by independent financial and legal advisors, engaged in an extensive auction process. Based on the recommendation of the Special Committee, the Board of Directors of Bradley approved the Merger Agreement and recommended that Bradley’s stockholders vote in favor of the Merger Agreement. Mr. Glassman did not participate in the Board’s consideration and approval of the Merger Agreement.

        This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to help the reader understand our historical results and anticipated outlook prior to the close of the proposed merger. The transaction is expected to be completed in the first quarter of 2008 although we cannot assure you that it will close. For more information about the proposed transaction, refer to our Current Report on Form 8-K filed on October 30, 2007. We intend to file a proxy statement with the SEC that, when final, will contain details for a meeting of our stockholders to enable our stockholders to vote to adopt the Merger Agreement. The proxy statement will be sent to all our stockholders and will contain important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this proxy statement when available.

        In July 2007, the Board of Directors approved the acceleration of the vesting of all employee options upon a change in control (as defined) and an employment retention plan that provides for cash retention bonuses to key employees (other than the executive officer of the Company) following a change in control.

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

        We have two primary business segments, Doak Dermatologics, specializing in therapies for dermatology and podiatry, and Kenwood Therapeutics, providing gastroenterology, women’s health, respiratory and other internal medicine brands. To a lesser extent, Kenwood Therapeutics also markets nutritional supplements and respiratory products. At October 31, 2007, Doak Dermatologics had a dedicated sales force of 129 professional sales representatives, while Kenwood Therapeutics had a dedicated sales force of 63 professional sales representatives. We also launched our A. Aarons subsidiary in 2006, which is focused on marketing authorized generic versions of Doak’s and Kenwood’s products, in an effort to maintain market share when our products encounter generic competition.

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

        In order to support the ELESTRIN™ launch and, later in the year, the VEREGEN™ launch, the Company increased Kenwood’s sales force from 47 representatives at February 28, 2007 to 63 representatives at October 31, 2007 and will incur a corresponding amount of additional sales, marketing and related expenses in subsequent periods. Net sales of ELESTRIN™ are $678,000 through September 30, 2007, consisting primarily of launch quantities from June 2007. ELESTRIN™ sales have been slower than originally anticipated due to the use of trade packaging as samples, filling part of the initial prescription demand, and the Company’s process of building relationships with physicians in the women’s health market. According to its prescription data reported by Wolters Kluwer, the Company has experienced an increase in weekly prescriptions for ELESTRIN™ in October 2007 and, although there can be no assurance, expects that sales of the product will begin to increase in subsequent quarters.

        Our business strategy also focuses on developing products internally with longer lifecycles and extending indications for our current product portfolio. In executing this strategy we launched ADOXA® 150mg capsules in July 2007 and three new line extensions, PERANEX™ HC CREAM, KEROL™ TOPICAL SUSPENSION and ROSULA® CLARIFYING WASH™, late in the Second Quarter of 2007. PERANEX™ HC CREAM, marketed by the Company’s Kenwood Therapeutics division, is the first product in a new line of anorectal treatments used for the anti-inflammatory and anesthetic relief of itching, pain, soreness and discomfort due to hemorrhoids, anal fissures, pruritus ani and similar conditions of the anal area. KEROL™ TOPICAL SUSPENSION (50% Urea), marketed by Doak Dermatologics, is an addition to the line of KEROL™ REDI-CLOTHS keratolytic moisturizers and is indicated for the treatment of hyperkeratotic conditions such as dry, rough skin, dermatitis, psoriasis, xerosis, ichthyosis, eczema, keratosis pilaris, keratosis palmaris, keratoderma, corns and calluses. ROSULA® CLARIFYING WASH™ (sodium sulfacetamide 10% and sulfur 4%) is the fourth product launched under the ROSULA® brand and is indicated for the treatment of acne vulgaris, acne rosacea and seborrrheic dermatitis. Although there can be no assurance, the Company expects revenues from these products, with the exception of PERANEX™ HC CREAM which based on the Company’s market intelligence is expected to have generic competition in the Fourth Quarter of 2007, to increase in future periods.

        In June 2007, the Company launched its authorized generic version for ADOXA® 150mg doxycycline monohydrate tablets through a licensing and distribution agreement with Par Pharmaceutical Companies, Inc. (“Par”) in response to generic competition. Par began immediate shipments of the product and will split the profits from its sales with the Company pursuant to the agreement. The Company expects that its sales of ADOXA® 150mg tablets, which represented approximately 19% of our 2006 net sales, will continue to be significantly reduced in subsequent quarters and will not be fully offset by revenues from Par’s sales of ADOXA® 150mg tablets and Bradley’s sales of ADOXA® 150mg capsules.

        In April 2007, the Company implemented an inventory optimization plan designed to reduce future returns by decreasing customer inventory in the channel and to ship products with increased shelf-life to wholesalers by optimizing product production planning, which is described under “Critical Accounting Policies”. The Company believes the increase in gross prescription sales in the Third Quarter of 2007 compared to the Second Quarter of 2007 indicates a greater portion of the current demand is being satisfied through current quarter sales rather than inventory in the channel and that the implementation of the plan contributed to lower gross prescription sales in the Second Quarter of 2007 compared to those in previous quarters. As outlined in the table below, gross prescription demand outpaced sales in the most recent quarters, indicating a portion of the demand, particularly in the Second Quarter of 2007, was satisfied by inventory in the channel rather than through new sales. Pursuant to the returns and inventory optimization plan the Company estimates it had reduced inventory of all products in the distribution channel from $36,400,000 at December 31, 2006 to $33,243,000 at March 31, 2007 and to $27,432,000 at June 30, 2007. Although months of inventory on hand for the primary wholesale customers continued to decrease at September 30, 2007, the dollar value of inventory of all products in the distribution channel increased from the Second Quarter of 2007 to $29,331,000 primarily due to sales of DECONAMINE® in the Third Quarter of 2007, which the Company previously had on backorder due to an inability to secure active ingredient. DECONAMINE®inventory in the channel was $2,298,000 at September 30, 2007 compared to $61,000 at June 30, 2007. The following table is a comparison of the gross prescription demand, gross prescription sales, our returns provision and net sales for the last seven quarters.

	Q106	Q206	Q306	Q406
Gross prescription demand (1)	$46,873,000	$46,705,000	$47,878,000	$50,353,000
Gross prescription sales (2)	$45,000,000	$44,000,000	$45,000,000	$48,000,000
Returns provision (3)	$ 8,639,000	$ 8,027,000	$ 5,996,000	$ 8,719,000
Net sales (3)	$34,753,000	$37,150,000	$35,204,000	$37,699,000

	Q107	Q207	Q307
Gross prescription demand (1)	$54,761,000	$53,238,000	$50,717,000
Gross prescription sales (2)	$44,811,000	$36,535,000	$44,351,000
Returns provision (3)	$ 6,918,000	$ 2,550,000	$ 7,202,000
Net sales (3)	$37,803,000	$32,159,000	$33,553,000

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

(3) The Company’s actual results. Net sales include sales of both prescription and over-the-counter products and include charges for discounts, returns, chargebacks and rebates.

        We derive a majority of our net sales from our core branded products: ADOXA®, ANAMANTLE®HC, ELESTRIN™, FLORA-Q®, KERALAC®/KEROL™, LIDAMANTLE®, PAMINE®, ROSULA®, SOLARAZE® and ZODERM®. These core branded products accounted for a total of approximately 80% and 87% of our net sales for the nine months ended September 30, 2007 and for fiscal year 2006, respectively. Of these core products, only SOLARAZE®, KEROL™, FLORA-Q® and ELESTRIN™ currently do not face some sort of pricing competition from generic or therapeutically equivalent products.

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

        Other than A. Aarons’ sales, we do not provide any forms of price protection to wholesale customers other than a contractual right to three wholesale customers (who together accounted for 71% of our gross sales in the first nine months of 2007) that our price increases and product purchase discounts offered during a specified twelve-month period will allow for inventory of our products then held by these wholesalers to appreciate in the aggregate. We do not, however, guarantee that our wholesale customers will sell our products at a profit.

        The Company began selling generic versions of certain of its products through its A. Aarons subsidiary during the Third Quarter of 2006. Under SFAS No. 48, “Revenue Recognition When Right of Return Exists,” the Company did not recognize any revenue from these sales through the First Quarter of 2007 because it did not have sufficient historical data in order to accrue and reserve for returns of A. Aarons’ products. In addition, the prescription data at that time did not support sufficient resales to the end user and we did not have sufficient customer payments for product shipped. During 2006 and for the first nine months of 2007, A. Aarons shipped approximately $268,000 and $8,213,000, respectively, of products at each product’s respective gross selling price. In the three and nine month periods ended September 30, 2007, respectively, the Company recorded net revenues of $1,387,000 and $2,642,000 from these sales based on prescription data and cash collections, while not recording $4,395,000, at gross sales value, for the estimated product remaining in the channel at September 30, 2007. At September 30, 2007, the Company recorded $1,945,000 of deferred revenue in accrued expenses, $1,681,000 of which is related to shipments of A. Aarons’ products and represents the payments received from customers through that date on sales that were not yet recognized.

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

        The Company has DSAs with three of its customers Cardinal Health, Inc., McKesson Corporation and Kinray, Inc. Under the terms of each of these DSAs, we have agreed to pay, under certain circumstances, a fee in exchange for certain product distribution, inventory management, and administrative services. The terms of our DSAs are consistent with the industry’s movement toward fee-for-service. These agreements have, among other things, improved our knowledge of demand for our products, reduced the level of wholesale inventories of our products and improved channel transparency as the wholesalers provide us with periodic reports of inventory and demand levels of our products under the terms of the DSAs. Subsequent to entering the DSAs, we only offer customary new product launch incentives.

        Prior to entering our first DSA in the First Quarter of 2005, we followed the industry practice of offering customers pricing incentives to ensure that supplies in the distribution channel would be sufficient to avoid lack of stock. Although these promotions caused wholesaler buying spikes, we believe the channel was not inflated. Based upon our review of the wholesaler inventory that is available to us, we believe the level of product in the channel at September 30, 2007 is approximately 1.3 months for the primary wholesale customers and 0.9 months for all other locations compared to 1.7 and 0.9 months, respectively, at December 31, 2006.

        When we launch new products we disclose those sales under “Results of Operations.” We record our incentive sales in the period in which the related products are shipped or delivered, net of applicable allowances.

        At September 30, 2007 our return reserve was $22,497,000. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by product, the level of product in the distribution channel, expected shelf life of the product, product demand, the introduction of competitive or generic products that may erode current demand, our new product launches and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates - We track actual returns by product. We determine the provision for our current sales using actual return rates. Our actual returns by therapeutic category for the three and nine months ended September 30, 2007 and 2006 are detailed in the table below.
•	Level of product in the distribution channel - We analyze and utilize wholesale inventory reports provided to us by our largest wholesale customers. In particular, the wholesale inventory reports provide us the current wholesaler demand by product and actual product inventory held by the same wholesaler. We also estimate the level of product in the distribution channel held by small wholesale customers and retail chains that do not provide us inventory reports based upon discussions with them and our actual sales to these locations. The estimate for the non-reporting locations is based upon verbal communications we have had with some of our retail chain customers. Based upon gathering the information of the non-reporting inventory locations, we estimate the additional weeks of product at these locations. If our estimate for the non-reporting locations, a component of our allowance for returns, were different by one week of demand, our return reserve at September 30, 2007 would increase or decrease by approximately $1,592,000. We believe a difference of one week of demand for the non-reporting locations is not reasonably likely but is possible due to the subjective nature of this estimate.
•	We also estimate product returns in-transit that are not included in the wholesale inventory reports and not received by us for processing based upon discussions we have with our return processor and our customers. For the September 30, 2007 allowance for returns, we used actual subsequent returns and estimated the time between when the customer removes our product from their inventory and the time we record the return credit. If our estimate for product returns in-transit, based upon actual subsequent returns, is different by one week, our return reserve at September 30, 2007 would increase or decrease by approximately $358,000. We believe a difference of one week for the returns in-transit is not reasonably likely but is possible due to the subjective nature of this estimate. The estimate for the returns in-transit is based upon verbal communications we have had with some of our larger wholesale customers, wholesale customers’ return processing centers and our outsourced return processing center. The level of product in the distribution channel is used to determine the maximum return exposure and is compared against the product return reserve created by utilizing the actual return rate trends. The estimated return value at September 30, 2007 of all our products in the distribution channel was approximately $29,331,000 compared to $27,432,000 at June 30, 2007, $33,243,000 at March 31, 2007 and $36,400,000 at December 31, 2006. Although months of inventory on hand for the primary wholesale customers continued to decrease at September 30, 2007, the dollar value of inventory of all products in the distribution channel increased primarily due to sales of DECONAMINE® in the Third Quarter of 2007, which the Company previously had on backorder due to an inability to secure active ingredient. DECONAMINE® inventory in the channel was $2,298,000 at September 30, 2007 compared to $61,000 at June 30, 2007. Our estimated return value of all our products in the distribution channel and our related allowance for returns at September 30, 2007 by therapeutic categories is presented in the table below.
•	Estimated shelf life - We track our returns by lot numbers and compare the lot numbers to when a range of sales may have occurred to determine an estimated average shelf life. We use this historical average as part of our overall process of estimating future returns.
•	Current and projected demand - We utilize prescription demand data provided by Wolters Kluwer, an industry standard third party source, and wholesale inventory reports provided by our wholesale customers.
•	Competitive or generic products that may erode current demand - For competitive product launches, including generics, we utilize our historical experience of competitive product/ generic intrusion to estimate our return reserve allowance.
•	New product launches - For our new product launches, we utilize our historical experience of new product sales in comparison to the same new product returns to estimate our return reserve allowance.

        Our actual returns by therapeutic category for the three and nine months ended September 30, 2007 and 2006 are as follows:

					*Range of Expiration Periods (in years) Sept. 30, 2007
	Three months ended		Nine months ended
Therapeutic Category by Company	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Doak Dermatologics, Inc.
Keratolytic	$1,009,000	$1,423,000	$ 2,911,000	$ 5,980,000	2
Acne/Rosacea	4,465,000	2,982,000	12,407,000	7,811,000	1.5 - 2
Actinic Keratoses	228,000	310,000	695,000	1,374,000	2 - 2.5
Anesthetics	698,000	461,000	1,424,000	2,145,000	2 - 3
Scalp	69,000	340,000	407,000	591,000	2
Cosmeceuticals/ Other	101,000	18,000	196,000	100,000	2-3

Total	$6,570,000	$5,534,000	$18,040,000	$18,001,000

Kenwood Therapeutics
Gastrointestinal	$ 664,000	$1,384,000	$ 1,953,000	$ 2,836,000	2
Respiratory	220,000	588,000	449,000	1,110,000	2 - 5
Nutritional	26,000	33,000	79,000	135,000	2 - 3

Total	$ 910,000	$2,005,000	$ 2,481,000	$ 4,081,000

TOTAL	$7,480,000	$7,539,000	$20,521,000	$22,082,000

* Based upon date of manufacture to labeled expiration date.

        Our actual return credits issued to our customers for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended		Nine months ended
Customer	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
AmerisourceBergen Corp.	$ 513,000	$ 420,000	$ 1,479,000	$ 1,537,000
Cardinal Health, Inc.	3,252,000	2,076,000	8,847,000	9,230,000
McKesson Corporation	3,465,000	2,550,000	9,483,000	8,274,000
Quality King	—	2,299,000	6,000	2,303,000
Kinray	36,000	38,000	116,000	107,000
Others	214,000	156,000	590,000	631,000

TOTAL	$7,480,000	$7,539,000	$20,521,000	$22,082,000

        Our estimate of all our products in the distribution channel at an estimated return value and our related allowance for returns at September 30, 2007 and December 31, 2006 by therapeutic categories is as follows:

September 30, 2007
Therapeutic Category by Company	Estimated Product in the Distribution Channel	Allowance for Returns	% of Total
Doak Dermatologics, Inc.
Keratolytic	$ 4,285,000	$ 3,557,000	83%
Acne/Rosacea	12,224,000	9,444,000	77%
Actinic Keratoses	3,663,000	2,998,000	82%
Anesthetics	1,735,000	1,585,000	91%
Scalp	167,000	162,000	97%
Cosmeceuticals/Other	261,000	201,000	77%

Total	$22,335,000	$17,947,000	80%

Kenwood Therapeutics
Gastrointestinal	$ 3,525,000	$ 2,947,000	84%
Respiratory	2,590,000	1,373,000	53%
Nutritional/Other	881,000	230,000	26%

Total	$ 6,996,000	$ 4,550,000	65%

TOTAL	$29,331,000	$22,497,000	77%

December 31, 2006
Therapeutic Category by Company	Estimated Product in the Distribution Channel	Allowance for Returns	% of Total
Doak Dermatologics, Inc.
Keratolytic	$ 5,459,000	$ 4,537,000	83%
Acne/Rosacea	17,317,000	11,956,000	69%
Actinic Keratoses	3,584,000	2,682,000	75%
Anesthetics	2,065,000	1,071,000	52%
Scalp	551,000	484,000	88%
Cosmeceuticals/Other	183,000	163,000	89%

Total	$29,159,000	$20,893,000	72%

Kenwood Therapeutics
Gastrointestinal	$ 6,064,000	$ 4,414,000	73%
Respiratory	880,000	833,000	95%
Nutritional/Other	303,000	208,000	69%

Total	$ 7,247,000	$ 5,455,000	75%

TOTAL	$36,406,000	$26,348,000	72%

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

        The estimated product in the distribution channel for the Company’s two largest wholesalers, Cardinal and McKesson, in the aggregate at September 30, 2007 was $12,626,000 compared to $12,247,000 at June 30, 2007, $16,942,000 at March 31, 2007 and $20,512,000 at December 31, 2006. The estimated product in the distribution channel (including returns in transit) for AmerisourceBergen, which only reported inventory to us at September 30, 2007, and other non-reporting wholesalers and retailers was $16,705,000 at September 30, 2007 compared to $15,185,000 at June 30, 2007, $16,300,000 at March 31, 2007 and $15,895,000 at December 31, 2006.

        In April 2007, we adopted a returns and inventory optimization plan in an attempt to reduce future returns. The plan of action included the following:

•	Reducing wholesaler inventory to five weeks by September 30, 2007 and four weeks by December 31, 2007. At September 30, 2007, the Company had reduced its inventory in the channel to approximately five and one half weeks. In addition, wholesaler inventory levels for products that had a greater risk of encountering generic competition, including ADOXA® 150mg tablets, were approximately four weeks at September 30, 2007.
•	Implementing revised minimum shelf-life shipping requirements. The current plan is to ship up to 10 months prior to expiration for product that is manufactured with 18 month expiration dates, 12 to 15 months prior to expiration for product that is manufactured with 24 month expiration dates and 18 months prior to expiration for product that is manufactured with 30 to 60 months expiration dates. Implementation of this plan, in addition to generic competition on certain products, particularly ADOXA® 150mg tablets, contributed to higher inventory reserves at September 30, 2007. Inventory write-offs were approximately $1,116,000 and $3,523,000, respectively, during the three and nine months ended September 30, 2007 compared to $656,000 and $1,087,000, respectively, during the corresponding periods of 2006.
•	Optimizing product production planning to increase effective dating on manufactured products. We are conducting a cost/benefit analysis of our product production schedules in order to analyze the potential benefit of producing small size batches.

        The actions described above are an attempt to lower our future returns. Our returns provision as a percentage of gross sales was 16% and 12%, respectively, for the three and nine months ended September 30, 2007 compared to 12% and 16% in the corresponding periods of 2006. Although the percentage increased for the three months ended September 30, 2007 compared to the same period a year ago, the Company believes its focus on decreasing inventory in the channel pursuant to its returns and inventory optimization plan has contributed to the lower percentage for the whole year. We cannot, however, provide assurance that these trends will continue, or that our actions will be successful in reducing future product returns or that they will not result in an increase in the Company’s out-of- stock position on any of our products.

        Allowances for rebates. At September 30, 2007, our rebate reserve was $4,668,000. Our contracts with Medicaid, other government agencies and managed care organizations commit us to providing those organizations with favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels and the amount of product in the distribution channel net of the return reserve, we provide an allowance for rebates. We monitor the rebate trends and adjust the rebate accrual to reflect the most recent rebate experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our rebate reserve at September 30, 2007 would increase or decrease by approximately $257,000.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to rebates relate to a current period or prior period. The requests for rebates do not provide the product lot number, which is our only method of relating product sales to a specific time period. For rebates, we apply specific percentages based on trailing historical experience.

        Our roll-forward of the allowances for rebates for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended
	2007	2006
Allowance at July 1*,	$4,420,000	$3,435,000
Rebates processed in current period
relating to sales made in prior period	(3,188,000)	(3,901,000)
Current provision for rebates relating
to sales made in current period	3,436,000	3,794,000

Allowance at September 30*,	$4,668,000	$3,328,000

	Nine Months Ended
	2007	2006
Allowance at January 1*,	$3,087,000	$5,032,000
Rebates processed in current period
relating to sales made in prior period	(2,651,000)	(3,529,000)
Rebates processed in current period relating
to sales made in current period	(5,034,000)	(4,739,000)
Current provision for rebates relating to
sales made in current period	9,266,000	6,564,000

Allowance at September 30*,	$4,668,000	$3,328,000

        * Shown within accrued expenses.

        Allowances for Chargebacks. At September 30, 2007 our chargeback reserve was $125,000. Chargebacks are based on the difference between the prices at which we sell our products to wholesalers and the sales price ultimately paid under fixed price contracts by third party payers, who are often governmental agencies. Based upon our contracts and the most recent experience with respect to sales through this channel and the amount of product in the distribution channel net of the return reserve, we provide an allowance for chargebacks. We monitor the chargeback trends and adjust the chargeback accrual to reflect the most recent chargeback experience. If our estimate for the amount of product in the distribution channel net of the return reserve were different by one week of demand, our chargeback reserve at September 30, 2007 would increase or decrease by approximately $55,000.

        Without utilizing assumptions, we cannot currently specify when actual credits relating to chargebacks relate to a current period or prior period. The requests for chargebacks do not provide the product lot number, which is our only method of relating product sales to a specific time period. For chargebacks, we apply a specific percentage based on the trailing historical experience.

        Our roll-forward of the allowances for chargebacks for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended
	2007	2006
Allowance at July 1,*	$ 90,000	$ 100,000
Chargebacks processed in current period relating
to sales made in prior period (a)	(181,000)	(191,000)
Chargebacks processed in current period relating
to sales made in current period (a)	(652,000)	(482,000)
Current provision for chargebacks relating to
sales made in current period	868,000	681,000

Allowance at September 30,*	$ 125,000	$ 108,000

	Nine Months Ended
	2007	2006
Allowance at January 1,*	$ 135,000	$ 135,000
Chargebacks processed in current period relating
to ales made in prior period (a)	(236,000)	(193,000)
Chargebacks processed in current period relating
to sales made in current period (a)	(1,991,000)	(1,720,000)
Current provision for chargebacks relating to
sales made in current period	2,217,000	1,886,000

Allowance at September 30,*	$ 125,000	$ 108,000

*	Shown within accounts receivable.
(a)	Based upon receipt date of chargeback and the estimated level of inventory in the distribution channel.

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

        Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2007 and December 31, 2006, we determined that no deferred tax asset valuation allowance was necessary. We believe that our projections of future taxable income make it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income change in the future, we may be required to reduce deferred tax assets by a valuation allowance.

        Inventory valuation reserve. At September 30, 2007 our inventory valuation reserve was $3,155,000. Implementation of our returns and inventory optimization plan, in addition to generic competition on certain products, particularly ADOXA® 150mg tablets, contributed to higher inventory reserves at September 30, 2007. Inventory write-offs were approximately $1,116,000 and $3,523,000, respectively, during the three and nine months ended September 30, 2007. We provide valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for estimated inventory obsolescence was calculated based upon specific review of the inventory expiration dates and the quantity on-hand at September 30, 2007 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the statement of income (loss) in the period of the change.

        Allowance for bad debts. At September 30, 2007, our allowance for bad debts was $1,777,000. Based upon specific analysis of our accounts receivable, including review of older account balances and account balances resulting in customer short pays, we maintain a reserve. The amount of actual customer defaults could differ (either higher or lower) in the near term from the amounts accrued. Changes in our estimates would be recorded in the income statement in the period of the change.

Results of Operations

Percentage of Net Sales

        The following table sets forth certain data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Gross profit	81%	84%	81%	85%
Operating expenses	78%	61%	75%	67%
Write-off of deferred financing costs	10%	Na	3%	Na
Operating income (loss)	(6)%	23%	3%	18%
Interest income	0.8%	2%	2%	2%
Interest expense	2%	6%	5%	6%
Income tax expense (benefit)	(4)%	8%	(0.5)%	6%

Net income (loss)	(4)%	11%	(0.4)%	8%

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

        NET SALES for the three months ended September 30, 2007 were $33,553,000, a decrease of $1,652,000, or approximately 5%, from $35,205,000 for the three months ended September 30, 2006. The following table sets forth certain net sales data for the periods indicated.

	Three Months Ended		Increase/ (Decrease)	% Change
Therapeutic Category by Company	September 30, 2007	September 30, 2006
Doak Dermatologics
Dermatology & Podiatry
Keratolytic	$ 6,093,000	$ 4,705,000	$ 1,388,000	30%
Acne/Rosacea	10,070,000	14,067,000	(3,997,000)	(28)%
Actinic Keratoses	7,734,000	5,912,000	1,822,000	31%
Anesthetics	1,123,000	936,000	187,000	20%
Scalp	120,000	169,000	(49,000)	(29)%
Cosmeceuticals	1,093,000	1,052,000	41,000	4%
Authorized Generic	(307,000)	431,000	(738,000)	(171)%
Other	41,000	(35,000)	76,000	217%

Total Doak Dermatologics	$ 25,967,000	$ 27,237,000	$(1,270,000)	(5)%

Kenwood Therapeutics
Gastrointestinal	$ 4,027,000	$ 7,217,000	$(3,190,000)	(44)%
Respiratory	1,536,000	453,000	1,083,000	239%
Nutritional and other	636,000	298,000	338,000	113%

Total Kenwood Therapeutics	$ 6,199,000	$ 7,968,000	$(1,769,000)	(22)%

A. Aarons	$ 1,387,000	$ —	$ 1,387,000	NA

Total	$ 33,553,000	$ 35,205,000	$(1,652,000)	(5)%

        Doak Dermatologics’ net sales for the three months ended September 30, 2007, were $25,967,000, representing a decrease of $1,270,000, or approximately 5%, from $27,237,000 for the three months ended September 30, 2006. Net sales declines in the acne/rosacea line of products of $3,997,000 were partially offset by increases in the actinic keratoses product line of $1,822,000, due to higher sales of SOLARAZE®, and the keratolytic product line of $1,388,000. The acne/rosacea decrease included an aggregate decline in ADOXA® tablet product sales of $7,674,000, as sales of the 50mg, 75mg and 100mg tablets continue to decrease and the Company began to experience generic competition for the first time in the Second Quarter 2007 on the 150mg tablets. Partially offsetting the decrease in the acne/rosacea product line was the Third Quarter of 2007 launch of ADOXA® 150mg capsules, which had sales of $1,177,000 for the quarter and sales of ROSULA® CLARIFYING WASH™, which was launched late in the Second Quarter of 2007 and totaled $1,873,000 in sales for quarter. In the keratolytic line of products, sales of KEROL™ TOPICAL SUSPENSION of $2,122,000, launched late in the Second Quarter of 2007, higher sales of KEROL™ REDI-CLOTHS of $1,547,000 and higher sales of the CARMOL® products of $894,000 more than offset lower sales of KERALAC® NAILSTIK of $1,718,000 and KERALAC® OINTMENT of $1,389,000 due to generic competition beginning in the Third Quarter of 2006. In addition to the sales variances described above, profit sharing revenues as reported to us by Par for the Third Quarter 2007 were lower than the prior year by $738,000.

        For the three months ended September 30, 2007, Kenwood Therapeutics’ net sales were $6,199,000, representing a decrease of $1,769,000, or approximately 22%, from $7,968,000 for the three months ended September 30, 2006. The decrease in net sales was due to a decrease in the gastrointestinal line of products of $3,190,000, which was partially offset by an increase in the respiratory product line of $1,083,000. The decrease in the gastrointestinal line was led by a decrease in the ANAMANTLE® HC product family of $3,267,000, which was partially offset by the Second Quarter 2007 launch of a new line extension, PERANEX™ HC CREAM, which totaled $817,000 in net sales for the quarter. Additionally, the PAMINE® product line also experienced lower net sales of $1,101,000 in the quarter due to generic competition. The respiratory products’ increase was led by higher sales of the DECONAMINE® products of $758,000, which the Company previously had on backorder due to an inability to secure active ingredient.

        Net sales of ELESTRIN™, which was launched late in the Second Quarter 2007 and are included in other under Kenwood Therapeutics in the table above, were $92,000. ELESTRIN™ sales have been slower than originally anticipated due to the use of trade packaging as samples, filling part of the initial prescription demand, and the Company’s process of building relationships with physicians in the women’s health market. According to its prescription data reported by Wolters Kluwer, the Company has experienced an increase in weekly prescriptions for ELESTRIN™ in October 2007 and, although there can be no assurance, expects that sales of the product will increase in subsequent quarters.

        In the Third Quarter of 2007, the Company recorded revenues of $1,387,000 from A. Aarons generic product sales based on prescription data and cash collections, while not recording $4,395,000, at gross sales value, for the estimated product remaining in the channel at September 30, 2007. A. Aarons currently does not have an internal sales force and its selling activity is being conducted with the assistance of consultants.

        Historically, net sales have been negatively impacted by an increase in generic or therapeutically equivalent products competing on price. The Company experienced generic competition for the first time on ADOXA® 150mg tablets and ANAMANTLE® HC GEL during the Second Quarter of 2007 and on ROSULA® NS and ZODERM® Redi-Pads during the First Quarter of 2007. In addition, the Company expects, based on its market intelligence, to have generic competition on PERANEX™ HC CREAM in the Fourth Quarter of 2007. The Company’s other products which have recently been negatively impacted by the introduction of generic competition are ANAMANTLE® HC CREAM KIT (First Quarter 2005), KERALAC® GEL and KERALAC® LOTION (First Quarter 2005), ZODERM® (Second Quarter 2005), ROSULA® AQUEOUS GEL and ROSULA® AQUEOUS CLEANSER (Second Quarter 2005), KERALAC® CREAM (Third Quarter 2005), ADOXA® 50mg and 100mg tablets (Fourth Quarter 2005), ADOXA® 75mg tablets (Third Quarter 2006), ANAMANTLE® HC FORTE (Third Quarter 2006), KERALAC® NAILSTIK (Third Quarter 2006), KERALAC® OINTMENT (Third Quarter 2006), PAMINE® 2.5mg and PAMINE® Forte (Fourth Quarter 2006). We expect our future sales of the above products to continue to be negatively impacted by generic or therapeutically equivalent products.

        As noted above, increases in net sales of certain products for the Third Quarter of 2007 were substantially from those that have no generic competition, such as SOLARAZE®. As with all products that experience generic competition, the Company expects that sales of products that have only recently experienced, or are expected to experience generic competition, including ADOXA® 150mg tablets, ANAMANTLE® HC GEL, ROSULA® NS, ZODERM® Redi-Pads and PERANEX™ HC CREAM will continue to be negatively impacted in future periods.

        As noted above, our net sales for the three months ended September 30, 2007 included certain new product launches. Some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        Our gross prescription demand for the Third Quarter of 2007, based upon information received from Wolters Kluwer, was approximately $50,717,000. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the Third Quarter of 2007, were approximately $44,351,000. Contributing to the approximate difference of $6,366,000 between gross prescription demand and our gross prescription sales are the following factors: 1) Wolters Kluwer’s projected gross prescription demand is calculated based upon retail sales value while our gross prescription sales are based upon our current gross selling prices; and 2) the timing of our customer purchases, including the effect of our inventory optimization plan, which the Company believes has resulted in a portion of the demand being satisfied by inventory in the channel rather than through new sales.

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

        The following table summarizes the changes in the return reserve during the three months ended September 30, 2007 and 2006:

	2007	2006
Return reserve at July 1,	$ 22,775,000	$ 27,057,000
Product returns processed in the current
period related to prior period sales (a)	(7,330,000)	(7,389,000)
Product returns processed in the current
period related to current period sales (a)	(150,000)	(150,000)
Provision for returns relating to current
period sales	7,202,000	5,996,000

Return reserve at September 30,	$ 22,497,000	$ 25,514,000

(a) Based upon our Return Goods Policy and our review of the average time between the sold product lot numbers and return product lot numbers.

        The Company’s reserve for product returns at September 30, 2007 decreased from the balance at September 30, 2006. This decrease was primarily due to a reduction in the need to record a provision for current sales due to a pre-established returns reserve in comparison to the estimated inventory in the channel. The Company has implemented initiatives that include lowering customer inventory in the channel and optimizing product production planning to increase effective dating on manufactured products in order to ship products with increased shelf-life to wholesalers (see — “Critical Accounting Policies-Allowance for Returns”). The Company believes that the decrease in customer inventory had contributed to lower revenues in the Second Quarter of 2007 and could also reduce sales in subsequent quarters or while the initiatives continue to be implemented.

        As of September 30, 2007, based upon wholesale inventory reports and discussions with retail chains and wholesalers, we estimate the total monthly inventory of our products to be approximately 1.3 months for the primary wholesale customers and 0.9 for all other locations compared 1.4 months for the primary wholesale customers and 0.8 for all other locations as of June 30, 2007, 1.5 months for the primary wholesale customers and 0.9 months for all other locations as of March 31, 2007 and 1.7 months for the primary wholesale customers and 0.9 months for all other locations at December 31, 2006. After applying the September 30, 2007 return reserve, we estimate the unreserved monthly inventory of our products at the wholesalers and retailers to be 0.5 months.

        There is no proprietary protection for most of our products, and therefore our products face competition from generic or comparable products that are sold by other pharmaceutical companies. Increased competition from the sale of generic or comparable products may cause a decrease in net sales from our products. If net sales of ADOXA®, ANAMANTLE®HC, ELESTRIN™, KERALAC™, PAMINE®, PERANEX™, ROSULA®, SOLARAZE® and ZODERM® or other Company products decline, as a result of increased competition, government regulations, wholesaler buying patterns, returns, physicians prescribing habits or for any other reason and we fail to replace those net sales, our net sales and profitability would decrease. Further, our net sales and profitability would be adversely affected if, for any reason, we cannot increase sales of ELESTRIN™ or we were unable to launch VEREGEN™ during 2007.

        As of September 30, 2007, we had $442,000 of orders on backorder as a result of our being out of stock. The Company is in the process of evaluating these orders with customers and we expect to ship and recognize substantially all of these orders in the Fourth Quarter of 2007.

                 COST OF SALES (exclusive of amortization of intangible assets related to acquired products) for the three months ended September 30, 2007 were $6,273,000, representing a increase of $548,000, or approximately 10%, from $5,725,000 for the three months ended September 30, 2006 primarily due to an increase in inventory write-offs. The inventory write-offs in the Third Quarter of 2007 were $1,116,000, or 2% of net sales, compared to $656,000, or 1% of net sales, in the Third Quarter of 2006. The increase in the current period write-offs was primarily due the establishment of a reserve for ELESTRIN™ due to current forecasts not supporting current inventory levels, generic competition on certain products, particularly ADOXA®, and increased reserves for A. Aarons products. The gross profit percentage for the three months ended September 30, 2007 was 81% in comparison to 84% for the same period of the prior year. In addition to the increased write-offs, lower profit sharing revenues from Par and lower margins on A. Aaron generic product sales contributed to the lower margin percentage in the Third Quarter of 2007.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2007 were $21,428,000, representing an increase of $2,748,000, or 15%, compared to $18,680,000 for the same period in the prior year. The increase in selling, general and administrative expenses reflects higher spending on salary and salary related expenses, primarily in the sales area, and higher advertising and promotion expenses, primarily related to ELESTRIN™. In selling general and administrative expenses, the Company has recorded non-cash compensation expense of $783,000 and $776,000, respectively, for the three month periods ended September 30, 2007 and 2006 related to its adoption of SFAS No. 123R, “Stock-Based Compensation” on January 1, 2006. The following table sets forth the (increase) decrease in certain expenditures:

Change from the Three Months Ended September 30, 2007 in Comparison to September 30, 2006
Advertising and Promotional Costs	$(1,757,000)
Salary and Salary Related Expenses	(1,120,000)
Professional fees	407,000
Other	(278,000)

Total	$(2,748,000)

        In both periods the Company incurred a high level of professional fees. In the Third Quarter of 2007 the Company incurred $2,017,000 in professional fees primarily related to the Company’s ongoing legal matters, including costs associated with independent financial advisors and legal counsel retained by the Special Committee of the Board of Directors to assist it in its work (See NOTE P — Commitments and Contingencies-Legal Proceedings). In the Third Quarter of 2006, the Company incurred legal and advisor fees and expenses of $1,954,000 relating to the proxy contest, which included an accrual for a $1,150,000 settlement fee to Costa Brava.

        Selling, general and administrative expenses as a percentage of net sales were 64% for the three months ended September 30, 2007, representing an increase compared to 53% for the same period the prior year. The increase was primarily due to increased marketing costs and salary and salary related expenses without a proportionate increase in net sales.

        RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 2007 were $1,687,000, representing an increase of $1,347,000 compared to $340,000 for the same period in the prior year. The increased research and development costs were primarily due to work on developing ELESTRIN™ samples and potential line extensions of existing products.

        DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended September 30, 2007 was $2,900,000, representing an increase of $401,000, or 16% from $2,499,000 for the same period of the prior year primarily due to additional amortization expense from intangibles recorded in the Fourth Quarter of 2006 pursuant to the BioSante and MediGene Agreements.

        INTEREST INCOME for the three months ended September 30, 2007 was $276,000 representing a decrease of $425,000 from $701,000 for the three months ended September 30, 2006 primarily due to lower cash, cash equivalents and short-term investments as a result of the Company’s repayment of all its outstanding debt on August 3, 2007.

                 INTEREST EXPENSE for the three months ended September 30, 2007 was $732,000 representing a decrease of $1,401,000 from $2,133,000 for the three months ended September 30, 2006. The lower expense in the current quarter is due to the repayment of the Company’s outstanding debt as described above.

        WRITE-OFF OF DEFERRED FINANCING COSTS for the three months ended September 30, 2007 of $3,256,000 was due to the payment of the outstanding balance under the Company’s old Credit Facility.

                 INCOME TAX BENEFIT for the three months ended September 30, 2007 was $1,207,000 compared to expense of $2,742,000 for the three months ended September 30, 2006. The decrease in income tax expense was due to a decrease in taxable income. As a result of the adoption of FIN 48 on January 1, 2007 and the effect of permanent tax differences on a smaller taxable base, the Company’s effective tax rate for the three months ended September 30, 2007 increased to 49% compared to 42% in the prior year.

        NET LOSS for the three months ended September 30, 2007 was $1,239,000, representing a decrease of $5,025,000 from net income $3,786,000 for the three months ended September 30, 2006. Net loss as a percentage of net sales for the three months ended September 30, 2007 was 4% compared to net income as a percentage of net sales of 11% for the three months ended September 30, 2006. The decrease in net income in the aggregate was principally due to lower net revenues and higher inventory write-offs combined with increased operating expenses and the write-off of deferred financing costs, partially offset by lower net interest expense.

        Doak’s net loss for the three months ended September 30, 2007 was $206,000, representing a decrease of $3,887,000, from net income of $3,681,000 for the three months ended September 30, 2006. The decrease in Doak’s net income in the aggregate was principally due to lower net revenues and higher inventory write-offs combined with increased operating expenses and the write-off of deferred financing costs, partially offset by lower net interest expense. Kenwood’s net loss for the three months ended September 30, 2007 was $1,055,000, representing a decrease of $1,232,000 from net income of $177,000 for the three months ended September 30, 2006. The decrease in Kenwood’s net income in the aggregate was principally due to lower net sales combined with increased operating expenses, particularly those related to research and development. A. Aarons, which began operations in the Third Quarter of 2006, had net income of $22,000 for the three months ended September 30, 2007 compared to a net loss of $72,000 in the corresponding quarter of the prior year.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

        NET SALES for the nine months ended September 30, 2007 were $103,515,000, representing a decrease of $3,593,000, or approximately 3%, from $107,108,000 for the nine months ended September 30, 2006. The following table sets forth certain net sales data for the periods indicated.

	Nine Months Ended		Increase/ (Decrease)	% Change
Therapeutic Category by Company	September 30, 2007	September 30, 2006
Doak Dermatologics
Dermatology & Podiatry
Keratolytic	$ 16,391,000	$ 16,682,000	$ (291,000)	(2)%
Acne/Rosacea	33,418,000	42,138,000	(8,720,000)	(21)%
Actinic Keratoses	20,170,000	15,955,000	4,215,000	26%
Anesthetics	4,118,000	3,506,000	612,000	17%
Scalp	562,000	957,000	(395,000)	(41)%
Cosmeceuticals	3,680,000	3,222,000	458,000	14%
Authorized Generic	467,000	1,852,000	(1,385,000)	(75)%
Other	92,000	109,000	(17,000)	(15)%

Total Doak Dermatologics	$ 78,898,000	$ 84,421,000	$(5,523,000)	(7)%

Kenwood Therapeutics
Gastrointestinal	$ 15,535,000	$ 19,769,000	$(4,234,000)	(21)%
Respiratory	3,986,000	1,778,000	2,208,000	124%
Nutritional and other	2,453,000	1,140,000	1,313,000	115%

Total Kenwood Therapeutics	$ 21,974,000	$ 22,687,000	$ (713,000)	(3)%

A. Aarons	$ 2,643,000	$ —	$ 2,643,000	NA

Total	$103,515,000	$107,108,000	$(3,593,000)	(3)%

        For the nine months ended September 30, 2007, Doak Dermatologics’ net sales were $78,898,000, representing a decrease of $5,523,000, or approximately 7%, from

$84,421,000 for the nine months ended September 30, 2006. The decrease in net sales was led by the acne/rosacea line of products of $8,720,000, which was partially offset by an increase in actinic keratoses line of products of $4,215,000, due to higher sales of SOLARAZE®. The acne/rosacea line of products decreased primarily due to generic competition for the ADOXA® 50mg, 75mg, 100mg and 150mg tablet products, which in aggregate combined with the current quarter 150mg capsule sales declined by $13,513,000. This decrease was partially offset by increases in ROSULA® products of $3,118,000, primarily due to sales of the ROSULA® CLARIFYING WASH™ and ZODERM® products of $1,675,000. Decreases of $9,738,000 in the keratolytic line of products due to generic competition on the KERALAC® NAILSTIK and KERALAC® OINTMENT were partially offset by sales of KEROL™ REDI-CLOTHS and KEROLTM TOPICAL SUSPENSION of $7,941,000 and increases in CARMOL® products of $2,979,000. In addition to the sales variances described above, profit sharing revenues as reported to us by Par for the nine months ended September 30, 2007 were lower than the prior year by $1,385,000.

        For the nine months ended September 30, 2007, Kenwood Therapeutics’ net sales were $21,974,000, representing a decrease of $713,000, or approximately 3%, from $22,687,000 for the nine months ended September 30, 2006. The decrease in the gastrointestinal line of $4,234,000 was led by a decrease in the PAMINE® product line of $4,121,000. Decreases in the ANAMANTLE® HC product family of $3,169,000 were partially offset by the Second Quarter 2007 launch of a new line extension, PERANEX™ HC CREAM, which totaled $1,736,000 in net sales for the year and increased sales of FLORA-Q® of $1,319,000. Increased net sales in the respiratory line of products of $2,208,000 was primarily due to higher sales of the DECONAMINE® products, which experienced increase market demand due to the loss of a competitor. Kenwood net sales also included $678,000 for the nine month period from the launch of ELESTRIN™ late in the Second Quarter of 2007.

        The Company recorded revenues of $2,643,000 from A. Aaron’s generic product sales for the nine months ended September 30, 2007. The Company began recognizing revenues for A. Aarons in the Second Quarter of 2007 and did not record any revenues for the nine months ended September 30, 2006.

        As noted above, our net sales for the nine months ended September 30, 2007 included certain new product launches. Some of the new product sales were the result of initial stocking sales, which, historically, have resulted in reduced product sales for subsequent quarters.

        Our gross prescription demand, based upon information received from Wolters Kluwer, for the nine months ended September 30, 2007, was approximately $158,716,000. Our gross prescription sales, which do not include charges for discounts, returns, chargebacks and rebates, for the nine months ended September 30, 2007, were approximately $125,697,000. The approximate $33,019,000 difference between gross prescription demand and our gross prescription sales is affected by the following factors: 1) Wolters Kluwer’s projected gross prescription demand is calculated based upon retail sales value while our gross prescription sales are based upon our current gross selling prices; and 2) the timing of our customer purchases, including the effect of our returns and inventory optimization plan, which the Company believes has resulted in a portion of the demand being satisfied by inventory in the channel rather than through new sales.

        The following table summarizes the changes in the return reserve during the nine months ended September 30:

	2007	2006
Return reserve at January 1,	$ 26,348,000	$ 24,934,000
Product returns processed in the current period
related to prior period sales (a)	(19,085,000)	(20,536,000)
Product returns processed in the current period
related to current period sales (a)	(1,436,000)	(1,546,000)

Provision for returns relating to current period sales	16,670,000	22,662,000

Return reserve at September 30,	$ 22,497,000	$ 25,514,000

(a)	Based upon our Return Goods Policy and our review of the average time between the sold product lot numbers and return product lot numbers.

                 COST OF SALES (exclusive of amortization of intangible assets related to acquired products) for the nine months ended September 30, 2007 were $19,630,000, representing an increase of $3,138,000, or approximately 19%, from $16,492,000 for the nine months ended September 30, 2006. Inventory write-offs for the nine months ended September 30, 2007 were $3,523,000, or 3% of net sales, compared to $1,086,000, or 1% of net sales, in the corresponding period of 2006. The increase in the current period write-offs was primarily due to generic competition on certain products, implementation of the Company’s returns and inventory optimization initiatives, including shipping products with increased shelf-life to its customers, the establishment of a reserve for ELESTRIN™ and increased reserves for A. Aarons products. The gross profit percentage for the nine months ended September 30, 2007 was 81% compared to 85% for the same period of the prior year. In addition to the increased write-offs, lower margins on A. Aarons revenue contributed to lower gross margins in 2007.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2007 were $65,714,000, representing an increase of $8,102,000, or 14%, compared to $57,612,000 for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses reflects higher spending on salary and salary related expenses, primarily in the sales area, and higher professional fees related to the Company’s ongoing legal matters, a review of matters set forth in a resignation letter from a former employee of the Company and independent financial advisors and legal counsel retained by the Special Committee to assist it in its work (See NOTE P — Commitments and Contingencies-Legal Proceedings). In addition, the Company increased spending on advertising and promotion, primarily related to the launch of ELESTRIN™ late in the Second Quarter of 2007. In selling general and administrative expenses, the Company has recorded non-cash compensation expense of $2,393,000 and $2,625,000, respectively, for the nine month periods ended September 30, 2007 and 2006 related to its adoption of SFAS No. 123R, “Stock-Based

Compensation” on January 1, 2006. The following table sets forth the increase in certain expenditures:

Change from the Nine Months Ended September 30, 2007 in Comparison to September 30, 2006
Salary and Salary Related Expenses	$(2,994,000)
Professional Fees	(2,049,000)
Advertising and Promotional Costs	(1,211,000)
Other	(1,848,000)

Total	$(8,102,000)

        Selling, general and administrative expenses as a percentage of net sales were 63% for the nine months ended September 30, 2007 compared to 54% for the nine months ended September 30, 2006. The increase in the percentage was primarily a result of increased spending on professional fees, salary and salary related expenses and advertising and promotion without the proportionate increase in net sales.

        RESEARCH AND DEVELOPMENT EXPENSES for the nine months ended September 30, 2007 were $3,317,000, representing a decrease of $2,793,000, or 46%, compared to $6,110,000 for the nine months ended September 30, 2006. The decrease in research and development expenses relates to a $5,000,000 payment made to MediGene in 2006 under the MediGene Agreement in consideration for development and registration activities undertaken prior to the date of the Agreement. The Company expensed the $5,000,000 as a research and development payment during the First Quarter of 2006 since there was no FDA approval at the time of the payment. The lower research and development costs were partially offset by increased work done on potential line extensions of existing products and the cost of developing ELESTRIN™ samples in the current year.

        DEPRECIATION AND AMORTIZATION EXPENSES for the nine months ended September 30, 2007 were $8,758,000, representing an increase of $1,180,000 from $7,578,000 for the nine months ended September 30, 2006. The increase was primarily due to additional amortization expense from intangibles recorded in the Fourth Quarter of 2006 pursuant to the BioSante and MediGene Agreements.

        INTEREST INCOME for the nine months ended September 30, 2007 was $1,506,000, representing a decrease of $256,000 from $1,762,000 for the nine months ended September 30, 2006 primarily due to lower cash, cash equivalents and short-term investments as a result of the Company’s repayment of all its outstanding debt on August 3, 2007.

        INTEREST EXPENSE for the nine months ended September 30, 2007 was $5,284,000, representing a decrease of $1,047,000 from $6,331,000 for the nine months ended September 30, 2006. The lower expense in the current quarter is due to the repayment of the Company’s outstanding debt as described above.

        WRITE-OFF OF DEFERRED FINANCING COSTS for the nine months ended September 30, 2007 of $3,256,000 was due to the payment of the outstanding balance under the Company’s old Credit Facility.

        INCOME TAX BENEFIT for the nine months ended September 30, 2007 was $550,000 compared to income tax expense of $6,193,000 the nine months ended September 30, 2006. The decrease in income tax expense was primarily due to a decrease in taxable income. As a result of the adoption of FIN 48 on January 1, 2007 and the effect of permanent tax differences on a smaller taxable base, the Company’s effective tax rate for the nine months ended September 30, 2007 increased to 59% compared to 42% in the prior year.

        NET LOSS for the nine months ended September 30, 2007 was $388,000, representing a decrease of $8,941,000 from net income of $8,553,000 for the nine months ended September 30, 2006. The net loss as a percentage of net sales for the nine months ended September 30, 2007 was 0.4% compared to net income as a percentage of net sales of 8% for the nine months ended September 30, 2006. The decrease in net income in the aggregate was principally due to lower net revenues and higher inventory write-offs combined with increased selling, general and administrative expenses and the write-off of deferred financing costs, partially offset by lower net interest expense and lower research and development costs.

        Doak’s net income for the nine months ended September 30, 2007 was $683,000, representing a decrease of $6,853,000, from net income of $7,536,000 for the nine months ended September 30, 2006. The decrease in Doak’s net income in the aggregate was principally due to lower net revenues and higher inventory write-offs combined with increased selling, general and administrative expenses and the write-off of deferred financing costs, partially offset by lower net interest expense and lower research and development costs. Kenwood’s net loss for the nine months ended September 30, 2007 was $1,113,000, representing a decrease of $2,202,000, from net income of $1,089,000 for the nine months ended September 30, 2006. The decrease in Kenwood’s net income in the aggregate was principally due to lower net sales and higher inventory write-offs combined with increased operating expenses, particularly those related to marketing, amortization and research and development. A. Aarons had net income of $42,000 for the nine months ended September 30, 2007 compared to a net loss of $72,000 in the prior year.

Off Balance Sheet Arrangements

        As of September 30, 2007, we did not have any off balance sheet arrangements.

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

Liquidity and Capital Resources

        Our cash and cash equivalents, short-term investments and restricted cash and investments decreased to $13,126,000 at September 30, 2007 from $71,693,000 at December 31, 2006, primarily due to the payment of the outstanding balance on our old Credit Facility in August 2007. Cash provided by operating activities for the nine months ended September 30, 2007 was $12,749,000. The sources of cash primarily resulted from non-cash charges for depreciation and amortization of $8,758,000, the write-off of deferred financing costs of $3,256,000 and for the amortization of deferred financing costs of $1,073,000; a decrease in accounts receivable of $3,379,000; non-cash share based compensation expense of $2,393,000; an increase in accounts payable of $2,371,000, due to timing of vendor payments; an increase in the inventory valuation reserve of $2,213,000; an increase in the rebate reserve of $1,582,000; an increase in deferred tax assets of $411,000; and an increase in other accrued expenses of $449,000. The sources of cash were partially offset by a net loss of $388,000; an increase in inventories of $5,280,000; a decrease in the return reserve of $3,851,000; a decrease in prepaid income taxes of $3,204,000; a decrease in allowance for doubtful accounts of $225,000; a decrease in the fee-for-service accrual under DSAs of $104,000; and an increase in prepaid expenses and other of $84,000.

        Cash provided by investing activities for the nine months ended September 30, 2007 was $28,300,000. The cash provided by investing activities resulted from the release of a restriction of cash from the old Credit Facility of $25,000,000, from sales of short-term investments-net of $4,074,000 partially offset by the purchase of property and equipment, primarily due to the implementation of a new enterprise computer system, of $774,000.

        Cash used in financing activities for the nine months ended September 30, 2007 was $70,541,000, due to payments of $69,060,000 related to the outstanding debt under the old Credit Facility (as described below), the March 2007 payment of $7,000,000 due BioSante for ELESTRIN™ and payments of deferred financing costs of $656,000. These uses of cash were partially offset by proceeds from the exercise of stock options of $5,207,000 and a tax benefit due to exercise of non-qualified options of $968,000.

        On August 3, 2007, the Company entered into an amended and restated credit facility, or the New Facility, with a syndicate of lenders led by Wachovia Bank. The New Facility, which replaced the old Facility (as defined below), provides for a $15,000,000 revolving line of credit that is secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and is guaranteed by the Company’s domestic subsidiaries. At September 30, 2007, the Company has $1,125,000 in deferred financing costs, net of accumulated amortization, on its consolidated balance sheet related to the New Facility. These costs are being amortized in interest expense over the length of the agreement. The Company currently has no outstanding debt under the New Facility.

        Amounts outstanding under the New Facility will accrue interest at the Company’s choice from time to time of either (i) the alternate base rate (which is equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus an applicable percentage ranging from.75% to 1.25% based on the Company’s leverage ratio, as defined in the amended and restated credit agreement or (ii) a rate equal to the sum of the applicable LIBOR rate plus an applicable percentage ranging from 1.75% to 2.25% based on the Company’s leverage ratio, as defined in the amended and restated credit agreement. In addition, the lenders under the New Facility are entitled to customary facility fees based on unused commitments under the New Facility and outstanding letters of credit.

        The financial covenants under the New Facility require that the Company maintain (i) a leverage ratio (which is a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) an interest coverage ratio (which is a ratio of consolidated EBITDA to consolidated interest expense) greater than or equal to 3.00 to 1.00; and (iii) consolidated capital expenditures at less than or equal to $5,000,000 and all consolidated capital expenditures made during the term of the amended and restated credit agreement at less than $12,500,000.  The New Facility also limits the Company’s ability to declare and pay cash dividends. As of September 30, 2007, the Company is in compliance with the covenants under the New Facility.

        Prior to August 3, 2007, the Company operated under a $110,000,000 credit facility, or the old Facility, with a syndicate of lenders also led by Wachovia Bank, which had been amended from time to time. The old Facility was comprised of an $80,000,000 term loan and a $30,000,000 revolving line of credit secured by a lien upon substantially all of the Company’s assets, including those of its subsidiaries, and was guaranteed by the Company’s domestic subsidiaries.

        Amounts outstanding under the old Facility accrued interest at the Company’s choice from time to time of either (i) the alternate base rate (which was equal to the greater of the applicable prime rate or the federal funds effective rate plus 1/2 of 1%) plus 3%; or (ii) a rate equal to the sum of the applicable LIBOR rate plus 4%. In addition, the lenders under the old Facility were entitled to customary facility fees based on unused commitments and outstanding letters of credit.

        The financial covenants under the old Facility require that the Company maintain (i) a leverage ratio (which was a ratio of funded debt of the Company and its subsidiaries, to consolidated EBITDA) less than or equal to 2.50 to 1.00; (ii) a fixed charge coverage ratio (which was a ratio of (A) consolidated EBITDA, minus consolidated capital expenditures made in cash to (B) the sum of consolidated interest expense made in cash, scheduled funded debt payments, total federal, state, local and foreign income, value added and similar taxes paid or payable in cash, and certain restricted payments) greater than or equal to 1.50 to 1.00; and (iii) not less than $25,000,000 of unrestricted cash and cash equivalents on its balance sheet at all times.  Further, the old Facility limited the Company’s ability to declare and pay cash dividends.

        On August 3, 2007, concurrently with the closing of the New Facility, the Company repaid the outstanding principal balance of $62,370,000 under its old Facility. The Board determined that the repayment was an appropriate use of the Company’s existing cash and cash equivalents based on the Board’s desire, among other things, to reduce the Company’s interest expense. In addition, the Company wrote-off $3,256,000 in deferred financing costs in the Third Quarter of 2007 related to the payment of the outstanding balances under the old Facility.

        As a result of the FDA approving, in the Fourth Quarter of 2006, the marketing of ELESTRIN™ for the treatment of moderate to severe vasomotor symptoms, especially hot flashes, associated with menopause, we paid BioSante and its licensor a regulatory milestone payment of $7,000,000 in March 2007 and are required to pay an additional $3,500,000 in December 2007. At September 30, 2007, the remaining $3,500,000 regulatory milestone payment is non-interest bearing and classified as milestones payable of $3,252,000 utilizing an imputed interest rate of 7.35% to determine the principal owed. In the Second Quarter of 2007, we launched ELESTRIN™ and are paying BioSante a royalty on net sales.

        As of September 30, 2007, we had the following contractual obligations and commitments:

Period	Operating Leases	ELESTRIN™ Payments	Minimum Inventory Purchases (a)	Total Obligations and Commitments
Oct. 1, 2007 to Dec. 31, 2007	$ 532,000	$3,500,000	$ 128,000	$ 4,160,000
Fiscal 2008	1,827,000	—	1,900,000	3,727,000
Fiscal 2009	1,476,000	—	800,000	2,276,000
Fiscal 2010	962,000	—	267,000	1,229,000
Fiscal 2011	791,000	—	—	791,000
Thereafter	926,000	—	—	926,000

	$6,514,000	$3,500,000	$ 3,095,000	$13,109,000

(a)	For more information on minimum inventory purchases, see “Manufacturing and Supply Agreements” in NOTE K.5 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the period from our fiscal year end, December 31, 2006, to the end of our third fiscal quarter, September 30, 2007, there have been no material changes in the information previously provided under “Part II, Item 7A: Qualitative and Quantitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        In connection with the preparation of the Form 10-Q for the period ended September 30, 2007, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Lawsuits

        The Company, along with certain of its officers and directors, were named defendants in thirteen federal securities lawsuits that were consolidated on May 5, 2005 in the United States District Court of New Jersey. In the amended consolidated complaint, filed on June 20, 2005, the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of disclosures that plaintiffs allege were materially false and misleading. Plaintiffs also allege that the Company and the individual defendants falsely recognized revenue. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial. The Company and the individual defendants filed its initial response on July 20, 2005 seeking to dismiss the amended consolidated complaint in its entirety with prejudice. On March 23, 2006, the Court issued an order denying the Company’s motion to dismiss the federal securities class action lawsuit. The Company continues to dispute the allegations set forth in the class action lawsuit and intends to vigorously defend itself. Pursuant to a June 28, 2006 Scheduling Conference with the Court and the Court’s Pretrial Scheduling Order of that date, discovery in the federal securities class action lawsuit has begun. Plaintiffs filed a motion for class certification on January 15, 2007. Defendants filed their response on April 2, 2007. On April 23, 2007, the court issued an order staying further deadlines in this matter pending the completion of mediation between the parties. The mediation was held on June 13, 2007, but a resolution has not been reached. On September 4, 2007, Plaintiffs withdrew their motion for class certification without prejudice to re-file the motion.

        Additionally, two related New Jersey state court shareholder derivative actions were filed on April 29, 2005 and May 11, 2005 against certain of the Company’s officers and directors alleging breach of fiduciary duty and other claims arising out of substantially the same allegations made in the federal securities class action lawsuit. Plaintiffs seek an unspecified amount of damages in addition to attorneys’ fees. On the parties’agreement, these two related state shareholder derivative actions were consolidated on July 19, 2005 in the Superior Court of New Jersey. Plaintiffs in the state shareholder derivative actions filed a consolidated amended derivative complaint on May 12, 2006. The Company and the individual defendants filed its initial response on July 17, 2006 seeking to dismiss the alleged derivative complaint in its entirety with prejudice. On October 30, 2006, the court granted the defendants’ motion to dismiss and dismissed the derivative complaint with prejudice. Plaintiffs filed a notice of appeal on December 14, 2006 and their appeal papers on April 27, 2007. Briefing on the appeal was completed on June 21, 2007. Oral argument on the appeal was held on October 23, 2007. The Court has not yet ruled on the appeal.

        Further, a federal shareholder derivative action was filed in the United States District Court of New Jersey against the Company and certain of its officers and directors. Service of process in this matter was accepted by the Company and the other defendants on April 26, 2006. After the Company and the other defendants filed on June 16, 2006 a motion to dismiss the derivative claim in this action, the shareholder filed an amended complaint on July 14, 2006 alleging a sole count for breach of fiduciary duties arising out of substantially the same allegations made in the federal securities class action lawsuit. The Company and the individual defendants have filed a motion to dismiss the alleged derivative complaint in its entirety with prejudice. Oral argument is scheduled for November 9, 2007.

        Five complaints have been filed in connection with Daniel Glassman’s May 29, 2007 public announcement disclosing his intent to propose an acquisition of the Company’s outstanding shares. The complaints allege that the genesis and consideration of this proposal are breaches of the Board of Directors’ fiduciary duties and that the proposed transaction does not meet the entire fairness standard. The complaints seek, among other relief, to enjoin defendants from further breaching their fiduciary duties and from consummating the proposal. Four of those complaints are styled as class actions and were filed in the Law or Chancery divisions in New Jersey state court. The complaints were consolidated in the Law Division and have been adjourned pending a conference with the judge scheduled for December 14, 2007. The fifth complaint is styled as both a class and derivative action and was filed in the United States District Court of New Jersey. In the federal action, plaintiff has until December 14, 2007 to file an amended complaint and defendants have until January 18, 2008 to answer or otherwise respond to the amended complaint.

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

Item 1A. Risk Factors

        The material changes in the information previously provided under “Part I, Item 1A: Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 are described below. Refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

        We may suffer negative consequences if the proposed Merger with a subsidiary of Nycomed US is not completed.

        The effect on us and our stockholders if the Merger with Nycomed US were not to be completed could have a material adverse effect on our business prospects and financial condition, including the likelihood that in such event, the price that might be received by our holders of common stock in the open market could be less than the per share cash price to be paid in the Merger. If the Merger is not completed or the Merger Agreement is terminated, we will be subject to a number of material risks, including:

•	the provision in the Merger Agreement that provides that under specified circumstances we could be required to pay to Nycomed US a termination fee equal to 3% of the Merger Consideration (as defined in the Merger Agreement);
•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the Merger will be completed;
•	costs related to the Merger, such as legal and accounting fees, must be paid even if the merger is not completed;

•	the impact of the reason or reasons for which the Merger Agreement was terminated and whether such termination resulted from factors adversely affecting us;
•	the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees during the period before the completion of the Merger may make it difficult for us to regain our financial position if the Merger does not occur;
•	if the Merger Agreement is terminated and our board of directors seeks another merger or business combination, we cannot be certain that we will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Nycomed US in the merger; and
•	employees important to our success as a stand-alone company may have left in anticipation of the Merger.

        We intend to file a proxy statement with the SEC that, when final, will contain important information about us, the merger, the risks relating to the merger and related matters.

        Our directors and officers may have interests in the proposed Merger that may be in addition to, or different from, the interests of our other stockholders.

        Some of our directors and executive officers have interests in the Merger that may be in addition to, or different from, the interests of our stockholders generally. These interests may present them with actual or potential conflicts of interest and may entitle them to certain benefits in connection with the proposed Merger to which our other stockholders may not be entitled. For example, each of our existing employment agreements with our executive officers provides that, if such executive officer is terminated for “cause” or resigns with “good reason” (as described in the applicable employment agreement) within prescribed time periods prior to or following the consummation of a “change of control” (as described in the applicable employment agreement), including the proposed merger, such executive officer will be entitled to certain cash severance payments and the continuation of certain benefits for a period of time, and accelerated vesting of all unvested stock options previously granted to such executive officer under our stock option plans. In addition, the Merger Agreement provides that our officers and directors will be indemnified by Nycomed and us against certain liabilities and that directors’ and officers’ liability insurance will be maintained on behalf of our directors and officers following the effective time of the merger. We intend to file a proxy statement with the SEC that, when final, will contain important information about us, the merger, risks relating to the merger and related matters, including addition information regarding the interests of our officers and directors in connection with the proposed merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        None.

Item 6. Exhibits

        (a) Exhibits.

Exhibit No.	Description
10.1	Amendment to Distribution Services Agreement, dated as of August 1, 2007, by and between the Company and Cardinal Health.*

10.2	Amendment Extension and Novation of Core Distribution Agreement, dated as of October 5, 2007, by and between the Company and McKesson Corporation.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for certain portions that have been omitted in the copy of the exhibit filed with the SEC. The omitted information has been filed separately with the SEC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY PHARMACEUTICALS, INC. (REGISTRANT)

Date: November 8, 2007	/s/ Daniel Glassman Daniel Glassman President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	/s/ R. Brent Lenczycki, CPA R. Brent Lenczycki, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

